Form 10-Q
period 1996-03-31
DENDRITE INTERNATIONAL INC
filed 1996-05-15
CIK 880321

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended      March 31, 1996
                               -----------------------

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from
                               ----------------------
Commission File Number   0-26138
                       --------------

                          Dendrite International, Inc.
                          ----------------------------

             (Exact Name of Registrant as Specified in Its Charter)

              New Jersey                                      22-2786386
       ------------------------                             --------------
    (State or Other Jurisdiction of                       (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)


                      -----------------------------------

                             1200 Mt. Kemble Avenue
                             Morristown, NJ  07960
                                  201-425-1200

                      -----------------------------------
                  (Address, including zip code, and telephone number (including area code) of registrant's principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days   YES  X   NO
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                    Shares Outstanding at May 10, 1996
     --------------------------         ----------------------------------
     Common Stock, no par value                      11,246,989


================================================================================

                          DENDRITE INTERNATIONAL, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION
- ------------------------------
Item 1.  Consolidated Financial Statements                                  Page No.
                                                                            --------
         Consolidated Statements of Operations (unaudited)
         Three months ended March 31, 1996 and 1995.......................         3

         Consolidated Balance Sheets
         March 31, 1996 (unaudited) and December 31, 1995.................         4

         Consolidated Statements of Cash Flows (unaudited)
         Three months ended March 31, 1996 and 1995.......................         5

         Notes to Unaudited Consolidated Financial Statements.............         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................         7

PART II - OTHER INFORMATION
- ---------------------------
        Not Applicable....................................................        11

        Signatures........................................................        12


PART I - FINANCIAL INFORMATION
- ------------------------------

   Item 1.  Consolidated Financial Statements

                          Dendrite International, Inc.
                     Consolidated Statements of Operations
                     (In thousands, except per share data)



                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                       1996              1995
                                                       ----              ----
                                                           (unaudited)
REVENUES:
  License Fees                                          $ 1,873       $ 1,030
  Services                                               12,351        10,143
                                                        -------       -------
                                                         14,224        11,173
                                                        -------       -------

COST OF REVENUES:
  Cost of license fees                                      185           126
  Cost of services                                        5,782         4,667
                                                        -------       -------
                                                          5,967         4,793
                                                        -------       -------
    Gross margin                                          8,257         6,380
                                                        -------       -------

OPERATING EXPENSES:
  Selling, general and administrative                     5,235         5,112
  Research and development                                1,520           833
                                                        -------       -------
                                                          6,755         5,945
                                                        -------       -------
    Operating income                                      1,502           435

INTEREST EXPENSE                                              3           -
OTHER INCOME                                               (237)          (28)
                                                        -------       -------
    Income before income taxes                            1,736           463

INCOME TAXES                                                661           185
                                                        -------       -------

NET INCOME                                              $ 1,075       $   278
                                                        =======       =======
NET INCOME PER SHARE                                    $  0.10       $  0.03
                                                        =======       =======
SHARES USED IN COMPUTING NET INCOME PER SHARE            11,246         9,621
                                                        =======       =======


        The accompanying notes are an integral part of these statements.

                          Dendrite International, Inc.
                          Consolidated Balance Sheets
                     (In thousands, except per share data)


                                                          March 31,     December 31,
                                                            1996            1995
                                                            ----            ----
                                                         (unaudited)
                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                $16,982         $11,530
  Short-term investments                                    10,010          10,955
  Accounts receivable                                       15,259          14,699
  Prepaid expenses and other                                 1,106           1,292
  Deferred tax assets                                        1,157           1,157
                                                           -------         -------
    Total current assets                                    44,514          39,633
PROPERTY AND EQUIPMENT, net                                  3,413           3,602
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                  2,146           2,032
                                                           -------         -------
                                                           $50,073         $45,267
                                                           =======         =======
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                         $   849         $ 1,002
  Income taxes payable                                         423           2,528
  Accrued compensation and benefits                          2,360           2,174
  Other accrued expenses                                     2,843           2,102
  Deferred revenues                                          3,490           3,172
                                                           -------         -------
    Total current liabilities                                9,965          10,978
                                                           -------         -------
DEFERRED RENT                                                  607             464
                                                           -------         -------
DEFERRED TAXES                                               1,515           1,515
                                                           -------         -------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares
    authorized, none issued                                    -               -
  Common stock, no par value, 50,000,000 shares
    authorized: 11,246,989 and 10,675,581 shares issued
    and outstanding                                         31,521          26,809
  Retained earnings                                          7,645           6,570
  Deferred compensation                                       (585)           (502)
  Unrealized holding gain on short-term investments             10              14
  Cumulative translation adjustments                          (605)           (581)
                                                           -------         -------
    Total stockholders' equity                              37,986          32,310
                                                           -------         -------
                                                           $50,073         $45,267
                                                           =======         =======


       The accompanying notes are an integral part of these statements.

                          Dendrite International, Inc.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                     ------------------
                                                                     1996          1995
                                                                     ----          ----
                                                                         (unaudited)
OPERATING ACTIVITIES:
Net income                                                           $ 1,075     $  278
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization                                          446        558
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable                          (560)       271
    Decrease in prepaid expenses and other                               186      1,269
    Increase (decrease) in accounts payable and accrued expenses         774       (435)
    Increase in deferred rent                                            143        124
    Increase (decrease) in income taxes payable                       (2,105)       138
    Increase in deferred revenues                                        318      1,813
                                                                     -------     ------
      Net cash provided by operating activities                          277      4,016
                                                                     -------     ------
INVESTING ACTIVITIES:
  Purchases of short-term investments                                 (1,261)       -
  Sales of short-term investments                                      2,206        -
  Purchases of property and equipment                                    (72)      (388)
  Additions to capitalized software development costs                   (285)      (200)
                                                                     -------     ------
    Net cash provided by (used in) investing activities                  588       (588)
                                                                     -------     ------
FINANCING ACTIVITIES:
  Payments on capital lease obligations                                  -           (3)
  Issuance of Common Stock from secondary
   offering, net of offering costs                                     4,450        -
  Issuance of Common Stock                                               141         72
  Purchase of Common Stock                                               -          (85)
                                                                     -------     ------
    Net cash provided by (used in) financing activities                4,591        (16)
                                                                     -------     ------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                           (4)      (328)
                                                                     -------     ------
NET INCREASE IN CASH                                                   5,452      3,084
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        11,530      3,910
                                                                     -------     ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $16,982     $6,994
                                                                     =======     ======


       The accompanying notes are an integral part of theses statements.

                          Dendrite International, Inc.
              Notes To Unaudited Consolidated Financial Statements


1. BASIS OF PRESENTATION

      The consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Registration Statement on Form S-1 which was declared effective on March 8, 1996, the Form 10-K for the year ended December 31, 1995, the 1995 Annual Report to shareholders, and in this report on Form 10-Q.

2. SALE OF COMMON STOCK

      The Company has consummated two Public Offerings of Common Stock which closed on July 6, 1995 and March 13, 1996, respectively. The Company offered and sold 1,500,000 and 300,000 shares of Common Stock at public offering prices of $14.50 and $18.25 per share, respectively. The net proceeds to the Company from the public offerings, after payment of offering expenses, were approximately $18,770,000 and $4,450,000, respectively. An additional 1,490,000 and 2,805,000 shares respectively, of common stock (including 390,000 and 405,000 shares, respectively, purchased by the underwriters upon the exercise in full of an over-allotment option) were offered and sold by certain stockholders of the Company during these Public Offerings. The Company did not receive any proceeds from the sale of shares by selling stockholders.

3. NET INCOME PER SHARE COMPUTATION

      Net income per share was calculated by dividing net income by the weighted average number of common shares outstanding for the respective periods adjusted for the dilutive effect of common stock equivalents, which consist of stock options, using the treasury stock method. The calculation of shares used in computing net income per share also includes 5,607,000 shares of Series A Convertible Preferred Stock which converted into 5,607,000 shares of Common Stock upon the consummation of the Initial Public Offering, as if they were converted to Common Stock on their original date of issuance.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview
   --------

      The Company succeeded in 1991 to a business co-founded in 1986 by the Company's President and Chief Executive Officer and others to provide comprehensive Electronic Territory Management ("ETM") solutions used to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the pharmaceutical industry. The Company's solutions combine advanced software products with a wide range of specialized support services including implementation services, technical and hardware support services and sales force support services. The Company develops, implements and services advanced ETM systems in the United States, Canada, Western Europe, Japan, Australia, New Zealand, Hong Kong and Brazil through its own sales, support and technical personnel located in eleven offices worldwide.

      The Company generates revenues from two sources-license fees and fees from support services. License fees are charged by the Company for use of its proprietary computer software. Customers generally pay one-time perpetual license fees for a particular version of the Company's software based upon the number of users, territory covered and the number of modules in the particular system licensed by the customer. Certain license contracts contain customer acceptance provisions which require the Company to customize the system in accordance with agreed upon specifications before the system is accepted by the customer. License fee revenue is deferred on contracts with customer acceptance provisions until such time as the acceptance provisions are satisfied. To date there have been no instances in which customer acceptance provisions have led to nonpayment of license fees. Additional license fees are payable when customers agree to license additional modules, acquire an upgraded version of the Company's software and/or when the maximum number of users or initial geographic coverage is exceeded. Beginning in 1995, the Company made available an alternative license fee arrangement known as a "capitation" agreement which is a long term agreement (currently up to 10 years) under which the customer licenses Dendrite software and upgrades for an increasing preset annual charge. Under the capitation agreements there is an annual fee payable each year during the term of the agreement, and the fee increases each year. The fee encompasses all users in all geographic regions, and covers all maintenance fees and upgrades. This differs from the Company's other license agreements, where there is generally a one-time license fee, and customers pay additional fees for additional users and modules and future upgrades. If a customer anticipates expanding the number of users and its geographic reach, can take advantage of more sophisticated modules and is also confident of the Company's ability to satisfy its needs, the capitation arrangement is more cost effective than the traditional license fee arrangement. One customer has executed a capitation agreement to date. The Company actively markets the concept to existing and potential customers.

      The second and more significant component of the Company's revenues consist of fees from a wide variety of contracted services which the Company makes available to its customers, generally under multi-year contracts. Implementation fees are generated from services provided to design and implement the ETM solution. Technical and hardware support services are derived from services related to the operation of the file server and from the provision of ongoing technical and customer service support including customization of the software following implementation. Sales force support fees are derived from organizing and managing support for the customer's sales force.

      Currently, the Company's products are marketed in over 13 countries. The United States, the United Kingdom and France are the Company's main markets. The Company expects its foreign operations to grow and to continue to account for a material part of its revenues. Operating results generated in local currencies are translated into United States dollars at the average exchange rate in effect for the reporting period.

   Results of Operations
   ---------------------

   Three Months Ended March 31, 1995 and 1996

      Revenues. Total revenues increased $3,051,000 or 27% from $11,173,000 in the three months ended March 31, 1995 to $14,224,000 in the three months ended March 31, 1996 as a result of an increase in the installed base of Dendrite systems, both from new customers and existing customers. Fluctuations in the Company's revenues depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of contracts, delays in customer acceptance of the Company's software, the length of sales cycles, customer budget changes and changes in pricing policy by the Company or its competitors.

      License fee revenues increased to $1,873,000 in the three months ended March 31, 1996 from $1,030,000 in the three months ended March 31, 1995. This increase was primarily attributable to the effect on licenses fee revenues as a result of a number of factors discussed in the previous paragraph. The Company typically expects to realize a greater percentage of its license fee revenues for the year in the last two quarters of the year with a lower percentage in the first two quarters of the year.

      Service revenues increased 22% from $10,143,000 in the three months ended March 31, 1995 to $12,351,000 in the three months ended March 31, 1996. The quarterly increase in service revenues is primarily the result of an increase in the Company's installed base of Dendrite systems.

      Cost of Revenues. Cost of revenues increased 24% from $4,793,000 in the three months ended March 31, 1995 to $5,967,000 in the three months ended March 31, 1996 primarily due to an increase in the number of service representatives and technical staff and, to a lesser extent, an increase in associated support costs.

      Cost of license fees include the amortization of capitalized software costs in 1996 and 1995. Cost of license fees increased from $126,000 in the three months ended March 31, 1995 to $185,000 in the three months ended March 31, 1996.

      Cost of service revenues increased from $4,667,000 in the three months ended March 31, 1995 to $5,782,000 in the three months ended March 31, 1996. As a percentage of service revenues, cost of service revenues increased from 46% of service revenues for the three months ended March 31, 1995 to 47% of service revenues for the three months ended March 31, 1996 as a result reduced customization and training.

      Selling, General and Administrative (SG&A). SG&A expenses increased 2% from $5,112,000 in the three months ended March 31, 1995 to $5,235,000 in the three months ended March 31, 1996. The increase in 1996 was primarily attributable to increased staff and, to a lesser extent, an increase in facilities growth to support operations and sales. As a percentage of revenues, SG&A expenses decreased from 46% for the three months ended March 31, 1995 to 37% for the three months ended March 31, 1996 as a result of leveraging investments made in past years.

      Research and Development. Research and development expense increased 82% from $833,000 in the three months ended March 31, 1995 to $1,520,000 in the three months ended March 31, 1996, while it increased from 7% to 11% as a percentage of revenues. The increase in research and development expenses in 1996 is attributable to increased staff and resources required to continue development of updates and upgrades for the Company's Series 6 software product and for the development of prototypes for the next series of products.

      Provision for Income Taxes. The effective tax rate decreased slightly, 38% for the three months ended March 31, 1996 as compared to 40% for the three months ended March 31, 1995. This decrease was primarily attributable to the shift in the distribution of pre-tax income among taxable entities.

   Variability of Quarterly Results

      Fluctuations in the Company's quarterly revenues depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of contracts, delays in customer acceptance of the Company's software, the length of the sales cycle, customer budget changes and changes in the pricing policy by the Company or its competitors. The Company establishes its expenditure levels for product development and other operating expenses based in large part on its expected future revenues. As a result, should revenues fall below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues. In addition, the Company's quarterly revenues from software license fees and related income may vary due to seasonal and cyclical factors. The Company typically expects to realize a greater percentage of its license fees and service revenues for the year in the third and fourth quarters with a lower percentage in the first and second quarters. In the future, to the extent the percentage of revenue from service revenues from existing customers of the Company continues to increase, and to the extent more customers choose to enter into long-term agreements to license software and upgrades for an increasing preset annual charge, seasonal and cyclical trends in the Company's revenues may be reduced.

   Liquidity and Capital Resources

      The Company has historically financed its operations primarily through cash generated by operations. Net cash provided by operating activities was $277,000 during the three months ended March 31, 1996 compared to $4,016,000 provided during the three months ended March 31, 1995. Cash provided by operating activities for the three months ended March 31, 1996 decreased compared to the three months ended March 31, 1995 primarily due to income taxes paid in the period, an increase in accounts receivable, partially offset by an increase in net income.

      The Company provided $588,000 of cash in investing activities in the first three months of 1996 compared to $588,000 utilized in the first three months of 1995. The increase is primarily attributable to the sale of short-term investments. The Company's net cash provided by financing activities has been primarily limited to the issuance of common stock from the Secondary Public Offering.

      The Company maintains a $5,000,000 revolving line of credit agreement with Chase Manhattan Bank N.A. The agreement provides for borrowings up to $1,000,000 in local currencies directly by the Company or certain of its overseas subsidiaries and is available to finance working capital needs and possible future acquisitions. The $5,000,000 line of credit is secured by substantially all of the Company's assets. The $5,000,000 line of credit agreement requires the Company to maintain a minimum consolidated net worth, among other covenants, measured quarterly which is equal to the Company's net worth as of December 31, 1994 plus 50% of net income earned after December 31, 1994. This covenant has the effect of limiting the amount of cash dividends the Company may pay. At March 31, 1996 there was no borrowings outstanding under the agreement.

     At March 31, 1996, the Company's working capital was approximately $34,549,000. Upon closing the Secondary Public Offering on March 13, 1996, the Company received net proceeds, after payment of offering expenses, of approximately $4,450,000. The Company has no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases. The Company believes that the proceeds from the offering, available funds, anticipated cash flows from operations and its line of credit will satisfy the Company's projected working capital and capital expenditure requirements through at least the next two years.

PART II - OTHER INFORMATION
- ---------------------------

   Not Applicable

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date:  May 10, 1996


                                    DENDRITE INTERNATIONAL, INC.
                                    (Registrant)



                                    By: /s/ John E. Bailye
                                        ------------------------------------
                                        John E. Bailye, President and
                                        Chief Executive Officer



                                    By: /s/ Charles Warczakowski
                                        ------------------------------------
                                        Charles Warczakowski, V. P. Finance,
                                        Secretary and Treasurer (Principal
                                        Financial Officer)