Form 10-Q
period 1996-06-30
DENDRITE INTERNATIONAL INC
filed 1996-08-14
CIK 880321

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarter ended   June 30, 1996
                      ------------------

[_]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _____________________

Commission File Number   0-26138
                       --------------

                          Dendrite International, Inc.
                          ----------------------------

             (Exact name of registrant as specified in its charter)

          New Jersey                                         22-2786386
   ------------------------                                --------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)


                    ----------------------------------------

                             1200 Mt. Kemble Avenue
                             Morristown, NJ  07960
                                  201-425-1200

                    ----------------------------------------
                  (Address, including zip code, and telephone number (including area code) of registrant's principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days           YES   X   NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

              Class                      Shares Outstanding at August  12, 1996
          ------------                   --------------------------------------
          Common Stock                                  11,131,006
                                                        ----------



- --------------------------------------------------------------------------------

                          DENDRITE INTERNATIONAL, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION
- ------------------------------
     Item 1.   Financial Statements                                                                      Page No.
                                                                                                         --------
              Consolidated Statements of Operations (unaudited)
                Three months and Six months ended June 30, 1996 and 1995...............................      3

              Consolidated Balance Sheets
                June 30, 1996 (unaudited) and December 31, 1995........................................      4

              Consolidated Statements of Cash Flows (unaudited)
                Six months ended June 30, 1996 and 1995................................................      5

              Notes to Unaudited Consolidated Financial Statements.....................................      6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................................................      7


PART II - OTHER INFORMATION
- ---------------------------


     Item 4.  Submission of Matters to a Vote of Security Holders......................................     12

     Item 6.  Exhibits and Reports on Form 8-K.........................................................     12

              Signatures...............................................................................     13


PART I - FINANCIAL INFORMATION
- ------------------------------

    Item 1.    Financial Statements

                         Dendrite International, Inc.
                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                           Three Months Ended          Six Months Ended
                                                 June 30,                  June 30,
                                           ------------------         ------------------
                                           1996          1995         1996          1995
                                           ----          ----         ----          ----
                                               (unaudited)                (unaudited)

REVENUES:
License fees                           $    2,241    $    1,312    $    4,114    $    2,342
Services                                   15,019        11,290        27,370        21,433
                                      ------------  ------------  ------------  ------------
                                           17,260        12,602        31,484        23,775
                                      ------------  ------------  ------------  ------------

COST OF REVENUES:
Cost of license fees                          184            88           369           214
Cost of services                            7,011         4,991        12,793         9,658
                                      ------------  ------------  ------------  ------------
                                            7,195         5,079        13,162         9,872
                                      ------------  ------------  ------------  ------------
  Gross margin                             10,065         7,523        18,322        13,903
                                      ------------  ------------  ------------  ------------

OPERATING EXPENSES:
  Selling, general and administrative       6,764         5,000        11,999        10,112
  Research and development                  1,480         1,131         3,000         1,964
  Write off in-process
   research and development costs           2,640           -           2,640           -
                                      ------------  ------------  ------------  ------------
                                           10,884         6,131        17,639        12,076
                                      ------------  ------------  ------------  ------------
Operating income (loss)                      (819)        1,392           683         1,827

INTEREST (INCOME) EXPENSE                    (279)            5          (516)            5
OTHER EXPENSE (INCOME)                        106          (147)          109          (175)
                                      ------------  ------------  ------------  ------------
  Income (loss) before income taxes          (646)        1,534         1,090         1,997

INCOME TAXES                                  765           615         1,426           800
                                      ------------  ------------  ------------  ------------

NET INCOME (LOSS)                      $   (1,411)    $     919    $     (336)    $   1,197
                                      ============  ============  ============  ============

NET INCOME (LOSS) PER SHARE            $    (0.13)    $    0.10    $    (0.03)    $    0.12
                                      ============  ============  ============  ============

SHARES USED IN COMPUTING
 NET INCOME (LOSS) PER SHARE               11,121         9,610        10,962         9,615
                                      ============  ============  ============  ============

       The accompanying notes are an integral part of these statements.

                         Dendrite International, Inc.
                          Consolidated Balance Sheets
                     (In thousands, except per share data)

                                                 June 30,    December 31,
                                                   1996          1995
                                                   ----          ----
                                               (unaudited)
                       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                     $  11,657     $  11,530
 Short-term investments                           11,985        10,955
 Accounts receivable                              18,588        14,699
 Prepaid expenses and other                        1,357         1,292
 Deferred tax assets                               1,155         1,157
                                              ----------    ----------
   Total current assets                           44,742        39,633
PROPERTY AND EQUIPMENT, net                        3,401         3,602
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net        2,271         2,032
GOODWILL, net                                        831           -
                                              ----------    ----------
                                               $  51,245     $  45,267
                                              ==========    ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                              $   1,530     $   1,002
 Income taxes payable                                 81         2,528
 Accrued compensation and benefits                 2,718         2,174
 Other accrued expenses                            4,624         2,102
 Deferred revenues                                 3,877         3,172
                                              ----------    ----------
   Total current liabilities                      12,830        10,978
                                              ----------    ----------
CAPITAL LEASE OBLIGATIONS                            -             -
DEFERRED RENT                                        643           464
DEFERRED TAXES                                     1,465         1,515
STOCKHOLDERS' EQUITY:
 Preferred stock, no par value, 10,000,000 shares
  authorized, none issued                            -             -
 Common stock, no par value, 50,000,000 shares
  authorized: 11,124,706 and 10,675,581 shares
  issued and outstanding                          31,520        26,809
 Retained earnings                                 6,234         6,570
 Deferred compensation                              (816)         (502)
 Unrealized holding gain on short-term
  investments                                         (2)           14
 Cumulative translation adjustments                 (629)         (581)
                                              ----------    ----------
   Total stockholders' equity                     36,307        32,310
                                              ----------    ----------
                                               $  51,245     $  45,267
                                              ==========    ==========


       The accompanying notes are an integral part of these statements.

                         Dendrite International, Inc.
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                            Six Months Ended
                                                                June 30,
                                                            ----------------
                                                            1996        1995
                                                            ----        ----
                                                              (unaudited)

OPERATING ACTIVITIES
Net Income (loss)                                        $   (336)    $  1,197
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                             1,007        1,090
  Deferred income taxes (benefit)                             (48)           -
  Write off of in-process research and development
    costs                                                   2,640            -
  Changes in assets and liabilities:
    Increase in accounts receivable                        (3,889)      (1,077)
    (Increase) decrease in prepaid expenses and
       other                                                  (65)         734
    Increase (decrease) in accounts payable and
       accrued expenses                                     3,594         (760)
    Increase in deferred rent                                 179          226
    Increase (decrease) in income taxes payable            (2,447)         584
    Increase in deferred revenues                             705        1,530
                                                        ----------   ----------
       Net cash provided by operating activities            1,340        3,524

INVESTING ACTIVITIES:
  Purchases of short-term investments                      (3,651)         -
  Sales of short-term investments                           2,621          -
  Payment for purchase of SRCI                             (3,500)         -
  Purchases of property and equipment                        (407)        (819)
  Additions to capitalized software development costs        (609)        (511)
                                                        ----------   ----------
       Net cash used in investing activities               (5,546)      (1,330)
                                                        ----------   ----------
FINANCING ACTIVITIES:
  Payments on capital lease obligations                  $    -             (6)
  Issurance of Common Stock from secondary
    offering net of offering costs                          4,282            -
  Purchase of common stock                                      -         (132)
  Issuance of Common Stock                                    162           68
                                                        ----------   ----------
       Net cash provided by (used in) financing
       activities                                           4,444          (70)
                                                        ----------   ----------
EFFECT OF FORIEGN EXCHANGE RATE CHANGES ON CASH              (111)        (551)
                                                        ----------   ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     127        1,573
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             11,530        3,910
                                                        ----------   ----------
CASH AND CASH EQUIVALLENTS, END OF PERIOD                  11,657        5,483
                                                        ==========   ==========

       The accompanying notes are an integral part of these statements.

                          Dendrite International, Inc.
              Notes To Unaudited Consolidated Financial Statements


1.   BASIS OF PRESENTATION

      The consolidated financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in this report on form 10-Q.

2.   SALE OF COMMON STOCK
      The Company has consummated two Public Offerings of Common Stock which closed on July 6, 1995 and March 13, 1996 respectively. The Company offered and sold 1,500,000 and 300,000 shares of Common Stock at a public offering price of $14.50 and $18.25 per share, respectively. The net proceeds to the Company from the public offerings, after payment of offering expenses, were approximately $18,770,000 and $4,282,000, respectively. An additional 1,490,000 and 2,805,000 shares, respectively, of Common Stock (including 390,000 and 405,000 shares, respectively, purchased by the underwriters upon the exercise in full of over-allotment options) were offered and sold by certain stockholders of the Company. The Company did not receive any proceeds from the sale of shares by selling stockholders.

3.   NET INCOME (LOSS) PER SHARE COMPUTATION
      Net income (loss) per share was calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents (computed using the treasury stock method) outstanding during the period except where anti-dilutive. The calculation of shares used in computing net income (loss) per share also includes 5,607,000 shares of Series A Convertible Preferred Stock which converted into 5,607,000 shares of Common Stock upon the consummation of the Initial Public Offering, as if they were converted to Common Stock on their original date of issuance.

4.   ACQUISITION OF SRCI
      On May 1, 1996, the Company acquired 100% of the capital stock of SRCI, a French company for $16,350,000 French Francs, equivalent to approximately U.S. $3,198,000. The acquisition has been accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets and liabilities of SRCI based on their fair market values at the acquisition date. Such allocation has been based on estimates that may be revised at a
   later date.   The purchase price, including transaction costs, exceeded the fair market value of the net assets acquired by $3,500,000 of which $2,640,000 was recorded as a write-off of in-process research and development costs, with the balance of $860,000 recorded as goodwill which will be amortized on a straight-line basis over five years. SRCI's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
- --------
   The Company succeeded in 1991 to a business co-founded in 1986 by the Company's President and Chief Executive Officer and others to provide comprehensive Electronic Territory Management ("ETM") solutions used to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the pharmaceutical industry. The Company's solutions combine advanced software products with a wide range of specialized support services including implementation services, technical and hardware support services and sales force support services. The Company develops, implements and services advanced ETM systems in the United States, Canada, Western Europe, Japan, Australia, New Zealand, Hong Kong and Brazil through its own sales, support and technical personnel located in eleven offices worldwide.

   The Company generates revenues from two sources; license fees and fees from support services. License fees are charged by the Company for use of its proprietary computer software. Customers generally pay one-time perpetual license fees for a particular version of the Company's software based upon the number of users, territory covered and the number of modules in the particular system licensed by the customer. Certain license contracts contain customer acceptance provisions which require the Company to customize the system in accordance with agreed upon specifications before the system is accepted by the customer. License fee revenue is deferred on contracts with customer acceptance provisions until such time as the acceptance provisions are satisfied. To date there have been no instances in which customer acceptance provisions have led to nonpayment of license fees. Additional license fees are payable when customers agree to license additional modules, acquire an upgraded version of the Company's software and/or when the maximum number of users or initial geographic coverage is exceeded. Beginning in 1995, the Company made available an alternative license fee arrangement known as a "capitation" agreement which is a long term agreement (currently up to 10 years) under which the customer licenses Dendrite software and upgrades for an increasing preset annual charge. Under the capitation agreements there is an annual fee payable each year during the term of the agreement, and the fee increases each year. The fee encompasses all users in all geographic regions, and covers all maintenance fees and upgrades. This differs from the Company's other license agreements, where there is generally a one-time license fee, and customers pay additional fees for additional users and modules and future upgrades. If a customer anticipates expanding the number of users and its geographic reach, can take advantage of more sophisticated modules and is also confident of the Company's ability to satisfy its needs, the capitation arrangement is more cost effective than the traditional license fee arrangement. One customer has executed a capitation agreement to date. The Company actively markets the concept to existing and potential customers.

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

Results of Operations
- ---------------------

Three Months Ended June 30, 1995 and 1996

   Revenues. Total revenues increased $4,658,000 or 37% from $12,602,000 in the three months ended June 30, 1995 to $17,260,000 in the three months ended June 30, 1996 as a result of an increase in the installed base of Dendrite systems, both from new and existing customers. Fluctuations in the Company's revenues depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of contracts, delays in customer acceptance of the Company's software, the length of the sales cycle, customer budget changes and changes in pricing policy by the Company or its competitors.

   License fee revenues increased to $2,241,000 in the three months ended June 30, 1996 from $1,312,000 in the three months ended June 30, 1995. This increase was primarily attributable to the effect on licenses fee revenues of the factors discussed in the previous paragraph. The Company typically expects to realize a greater percentage of its license fee revenues for the year in the last two quarters of the year with a lower percentage in the first two quarters of the year.

   Service revenues increased 33% from $11,290,000 in the three months ended June 30, 1995 to $15,019,000 in the three months ended June 30, 1996. This quarterly increase in service revenues is primarily the result of an increase in the Company's installed base of Dendrite systems both from new and existing customers.

   Cost of Revenues. Cost of revenues increased 42% from $5,079,000 in the three months ended June 30, 1995 to $7,195,000 in the three months ended June 30, 1996 primarily due to an increase in the number of service representatives and technical staff and, to a lesser extent, an increase in associated support costs. This increase was directly related to the increase in service revenues.

   Cost of license fees represent the amortization of capitalized software costs. Cost of license fees increased from $88,000 in the three months ended June 30, 1995 to $184,000 in the three months ended June 30, 1996. This increase was due to the increase in software development and enhancement costs capitalized in 1995 and amortized beginning in 1996.

   Cost of service revenues increased from $4,991,000 in the three months ended June 30, 1995 to $7,011,000 in the three months ended June 30, 1996. As a percentage of service revenues, cost of service revenues increased from 44% of service revenues for the three months ended June 30, 1995 to 47% of service revenues for the three months ended June 30, 1996.

   Selling, General and Administrative (SG&A). SG&A expenses increased 35% from $5,000,000 in the three months ended June 30, 1995 to $6,764,000 in the three months ended June 30, 1996. The increase in 1996 was primarily attributable to increased staff and, to a lesser extent, an increase in facilities growth to support operations and sales. As a percentage of revenues, SG&A expenses decreased from 40% for the three months ended June 30, 1995 to 39% for the three months ended June 30, 1996.

   Research and Development. Research and development expenses increased 31% from $1,131,000 in the three months ended June 30, 1995 to $1,480,000 in the three months ended June 30, 1996, while it remained constant at 9% as a percentage of revenues. The increase in research and development expenses in 1996 is attributable to increased staff and resources required to continue development of updates and upgrades for the Company's Series 6 software product and for the development of prototypes for the next series of products.

   Write-off of in-process Research and Development Costs. The Company incurred a one-time charge of $2,640,000 to record the write-off of in-process research and development costs resulting from the acquisition of SRCI. The amount represents the estimated fair values related to incomplete research and development projects that were acquired as determined by independent appraisals. The technology acquired will require substantial additional development by the Company.

   Provision for Income Taxes. Excluding the non-deductible write-off of in-process research and development costs, the effective tax rate was 38% for the three months ended June 30, 1996 as compared to 40% for the three months ended June 30, 1995.

Six Months Ended June 30, 1995 and 1996

   Revenues. Total revenues increased $7,709,000 or 32% from $23,775,000 in the six months ended June 30, 1995 to $31,484,000 in the six months ended June 30, 1996 as a result of an increase in the installed base of Dendrite systems, both from new and existing customers.

   License fee revenues increased from $2,342,000 in the six months ended June 30, 1995 to $4,114,000 in the six months ended June 30, 1996 due to a number of factors, some of which are beyond the Company's control. The Company typically expects to realize a greater percentage of its license fee revenues for the year in the last two quarters of the year with a lower percentage in the first two quarters of the year.

   Service revenues increased 28% from $21,433,000 in the six months ended June 30, 1995 to $27,370,000 in the six months ended June 30, 1996 as a result of an increase in the Company's installed base of Dendrite systems. Service revenues increased 3% from $26,647,000 for the six months ended December 31, 1995 to $27,370,000 for the six months ended June 30, 1996 which is consistent with an increase in the installed base of Dendrite systems from both new and existing customers.

   Revenues from Pfizer Inc., Eli Lilly and Company and Rhone-Poulenc Rorer Inc. in the aggregate accounted for approximately 54% and 62% of the Company's revenues for the six months ended June 30, 1995 and 1996, respectively.

   Cost of Revenues. Cost of revenues increased 33% from $9,872,000 in the months ended June 30, 1995 to $13,162,000 in the six months ended June 30, 1996 primarily due to an increase in the number of service representatives and technical staff and, to a lesser extent, an increase in associated support costs. This increase was directly related to the increase in service revenues.

   Cost of license fees include the amortization of capitalized software costs. Cost of license fees increased from $214,000 in the six months ended June 30, 1995 to $369,000 in the six months ended June 30, 1996. This increase is due to increased software development and enhancement costs incurred and capitalized in 1995 and amortized beginning in 1996.

   Cost of service revenues increased from $9,658,000 in the six months ended June 30, 1995 to $12,793,000 in the six months ended June 30, 1996. As a percentage of service revenues, cost of service revenues increased from 45% of service revenues for the six months ended June 30, 1995 to 47% of service revenues for the six months ended June 30, 1996.

   Selling, General and Administrative (SG&A). SG&A expenses increased 19% from $10,112,000 in the six months ended June 30, 1995 to $11,999,000 in the six months ended June 30, 1996. The increase in 1996 was primarily attributable to increased staff and, to a lesser extent, an increase in facilities growth to support operations and sales. As a percentage of revenues, SG&A expenses decreased from 43% for the six months ended June 30, 1995 to 38% for the six months ended June 30, 1996. This decrease was primarily due to service revenues increasing faster than the growth in SG&A expense.

   Research and Development. Research and development expense increased 53% from $1,964,000 in the six months ended June 30, 1995 to $3,000,000 in the six months ended June 30, 1996. As a percentage of revenues, research and development expenses increased from 8% for the six months ended June 30, 1995 to 10% for the six months ended June 30, 1996. The increase in research and development expenses in 1996 is attributable to increased staff and resources required to continue development of updates and upgrades for the Company's Series 6 software product and for the development of prototypes for the next series of products.

   Write-off of in-process Research and Development Costs. The Company incurred a one-time charge of $2,640,000 to record the write-off of in-process research and development costs resulting from the acquisition of SRCI. The amount represents the estimated fair values related to incomplete research and development projects that were acquired as determined by independent appraisals. The technology acquired will require substantial additional development by the Company.

   Provision for Income Taxes. Excluding the non-deductible write-off of in-process research and development costs, the effective tax rate was 38% for the six months ended June 30, 1996 as compared to 40% for the six months ended June 30, 1995.

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

Liquidity and Capital Resources

   The Company has historically financed its operations primarily through cash generated by operations. Net cash provided by operating activities was $1,340,000 during the six months ended June 30, 1996 compared to $3,524,000 during the six months ended June 30, 1995. Cash provided by operating activities for the six months ended June 30, 1995 decreased compared to the six months ended June 30, 1996 primarily due to the increase in accounts receivable, the decrease in income taxes payable, partially offset by the increase in accounts payable.

   The Company utilized $ 5,546,000 of cash in investing activities in the first six months of 1996 compared to $1,330,000 in the first six months of 1995. The increase is primarily attributable to the purchases of short-term investments from the net proceeds the Company received upon the closing of the Initial Public Offering and the purchase of SRCI. The Company's net cash provided by financing activities has been primarily limited to the issuance of common stock from the Initial Public Offering.

   The Company maintains a $5,000,000 revolving line of credit agreement with Chase Manhattan Bank N.A. The agreement provides for borrowings up to $1,000,000 in local currencies directly by the Company or certain of its overseas subsidiaries and is available to finance working capital needs and possible future acquisitions. The $5,000,000 line of credit is secured by substantially all of the Company's assets. The $5,000,000 line of credit agreement requires the Company to maintain a minimum consolidated net worth, among other covenants, measured quarterly which is equal to the Company's net worth as of December 31, 1994 plus 50% of net income earned after December 31, 1994. This covenant has the effect of limiting the amount of cash dividends the Company may pay. At June 30, 1996 there was no borrowings outstanding under the agreement.

   At June 30, 1996, the Company's working capital was approximately $31,912,000. The Company has no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases. The Company believes that the proceeds from the offering, available funds, anticipated cash flows from operations and its line of credit will satisfy the Company's projected working capital and capital expenditure requirements through at least the next two years.

Item 4.  Submission of Matters to a Vote of Security Holders

   On May 21, 1996, the Company held its 1996 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following five individuals were elected to the Company's Board of Directors: John E. Bailye, Bernard M. Goldsmith, John H. Martinson, G. Robert Marcus and Paul A. Margolis. In addition, at the Annual Meeting the Shareholders of the Company approved the following two proposals: (1) A proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1996; and (2) A proposal to amend the Company's Restated Certificate of Incorporation to remove the provision requiring the approval of the holders of the Company's common stock in order to increase the maximum number of directors on the Company's Board of Directors above five members. The results of the voting in the Company's election of directors and on the foregoing two proposals are set forth below.

                                    Rider A
                                    ----- -

Election of Directors:

Nominee                     For                Withheld
- -------                     ---                --------

John E. Bailye              8,721,302          700
                            8,721,302          700
                            8,721,302          700
                            8,721,302          700
                            8,721,302          700

Ratification of Appointment
of Arthur Anderson LLP

            For              Against           Abstentions
            ---              -------           -----------

            8,719,902        1,700             400

Amendment to Company's Restated
Certificate of Incorporation

        For         Against     Abstentions    Broken Non-Votes
        ---         -------     -----------    ----------------

        7,532,243   1,092,509   2,000          95,250

Item 6.  Exhibits and Reports on Form 8-K

    (a) The Company is furnishing the following exhibits in connection with this report:

         3.1  Restated Certificate of Incorporation.

    (b) The Company did not file any Reports on Form 8-K during the quarter for which this report is filed.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August ___, 1996


                                    DENDRITE INTERNATIONAL, INC.
                                    (Registrant)





                                    By: /s/ John E. Bailye
                                        ---------------------------------------
                                        John E. Bailye, President and
                                        Chief Executive Officer





                                    By: /s/ Charles Warczakowski
                                        ---------------------------------------
                                        Charles Warczakowski, V. P. Finance and
                                        Treasurer (Principal Financial Officer)