Form 10-Q
period 1996-09-30
DENDRITE INTERNATIONAL INC
filed 1996-11-14
CIK 880321

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q

[ X ]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarter ended   September 30, 1996
                      -----------------------

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from
                               --------------

Commission File Number   0-26138
                       --------------

                          Dendrite International, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                     22-2786386
--------------------------------                       --------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)



                    ---------------------------------------

                             1200 Mt. Kemble Avenue
                             Morristown, NJ  07960
                                  201-425-1200

                    ----------------------------------------
                   (Address, including zip code and telephone
                  number (including area code) of registrant's
                          principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days
y   X    n
  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                Shares Outstanding at November 12, 1996
      -------------------         ---------------------------------------
          Common Stock                          11,158,506



================================================================================

                          DENDRITE INTERNATIONAL, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION
------------------------------

      Item 1.  Financial Statements (unaudited)                                         Page No.
                                                                                        --------
               Consolidated Statements of Operations
                 Three months and nine months ended  September 30, 1996 and 1995.......     3

               Consolidated Balance Sheets
                 September 30, 1996  and December 31, 1995.............................     4

               Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1996 and 1995.........................     5

               Notes to Consolidated Financial Statements..............................     6

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................................     7

PART II - OTHER INFORMATION
---------------------------
      Item 6.  Exhibits and Reports on Form 8-K........................................     12

               Signatures..............................................................     12

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

                         Dendrite International, Inc.
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (unaudited)

                                                                 Three Months Ended                  Six Months Ended
                                                                   September 30,                       September 30,
                                                              ------------------------           ------------------------
                                                                1996             1995              1996             1995
                                                                ----             ----              ----             ----
REVENUES:
 License fees                                                 $     3,532      $     1,275       $     7,646      $     3,617
 Services                                                          15,065           13,107            42,435           34,540
                                                           ---------------   --------------   ---------------   --------------
                                                                   18,597           14,382            50,081           38,157
                                                           ---------------   --------------   ---------------   --------------
COST OF REVENUES:
 Cost of license fees                                                 185              107               554              321
 Cost of services                                                   7,112            5,678            19,904           15,336
                                                           ---------------   --------------   ---------------   --------------
                                                                    7,297            5,785            20,458           15,657
                                                           ---------------   --------------   ---------------   --------------
     Gross margin                                                  11,300            7,523            29,623           22,500
                                                           ---------------   --------------   ---------------   --------------
OPERATING EXPENSES:
      Selling, general and administrative                           6,817            5,001            18,816           15,113
      Research and development                                      2,115            1,413             5,115            3,377
     Write off of in-process
                research and development costs                        -                -               2,640              -
                                                           ---------------   --------------   ---------------   --------------
                                                                    8,932            6,414            26,571           18,490
                                                           ---------------   --------------   ---------------   --------------
     Operating income                                               2,368            1,109             3,052            4,010

INTEREST (INCOME) EXPENSE                                           (386)                5             (896)               10
OTHER EXPENSE                                                          3              (176)             106              (351)
                                                           ---------------   --------------   ---------------   --------------
     Income before income taxes                                     2,751            1,280             3,842            4,351

INCOME TAXES                                                        1,066              925             2,491            1,725
                                                           ---------------   --------------   ---------------   --------------

NET INCOME                                                    $     1,685     $        355       $     1,351      $     2,626
                                                           ===============   ==============   ===============   ==============
NET  INCOME  PER SHARE                                        $      0.15     $       0.13       $      0.12     $       0.26
                                                           ===============   ==============   ===============   ==============
SHARES USED IN COMPUTING

  NET INCOME PER SHARE                                             11,489           11,088            11,464           10,108
                                                           ===============   ==============   ===============   ==============

        The accompanying notes are an integral part of these statements.

                          Dendrite International, Inc.
                           Consolidated Balance Sheets
                      (In thousands, except per share data)
                                   (unaudited)


                                                                                     September 30,     December 31,
                                                                                        1996              1995
                                                                                        ----              ----
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                            $    8,045         $  11,530
  Short-term investments                                                                   10,075            10,955
  Accounts receivable                                                                      22,700            14,699
  Prepaid expenses and other                                                                1,773             1,292
  Deferred tax assets                                                                       1,156             1,157
                                                                                   ---------------   ---------------
      Total current assets                                                                 43,748            39,633
PROPERTY AND EQUIPMENT, net                                                                 3,508             3,602
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                                                 2,574             2,032
GOODWILL, net                                                                                 788               -
                                                                                   ---------------   ---------------
                                                                                        $  50,618         $  45,267
                                                                                   ===============   ===============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                         1,973        $    1,002
   Income taxes payable                                                                       434             2,528
   Accrued compensation and benefits                                                        3,255             2,174
   Other accrued expenses                                                                   2,937             2,102
   Deferred revenues                                                                        1,514             3,172
        Total current liabilities                                                          10,113            10,978
                                                                                   ---------------   ---------------
DEFERRED RENT                                                                                 732               464
DEFERRED TAXES                                                                              1,465             1,515
STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, 10,000,000 shares
      authorized, none issued                                                                 -                 -
   Common stock, no par value, 50,000,000 shares
       authorized:  11,158,506 and 10,675,581 shares issued                                31,843            26,809
       and outstanding
   Retained earnings                                                                        7,920             6,570
   Deferred compensation                                                                     (924)             (502)
   Unrealized holding gain on short-term investments                                           (8)               14
   Cumulative translation adjustments                                                        (524)             (581)
                                                                                   ---------------   ---------------
          Total stockholders' equity                                                       38,307            32,310
                                                                                   ---------------   ---------------
                                                                                        $  50,618         $  45,267
                                                                                   ===============   ===============

        The accompanying notes are an integral part of these statements.

                          Dendrite International, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                              1996              1995
                                                                                              ----              ----
OPERATING ACTIVITIES:
Net income                                                                                 $      1,351     $     2,626
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                                                  2,162           1,049
   Deferred income taxes (benefit)                                                                    0            (333)
   Write off of in-process research and development costs                                         2,640               -
   Changes in assets and liabilities:
      Increase in accounts receivable                                                            (8,001)         (1,271)
      (Increase) decrease in prepaid expenses and other                                            (481)            615
      Increase (decrease) in accounts payable and accrued expenses                                2,760              69
      Increase in deferred rent                                                                     268             282
      Increase (decrease) in income taxes payable                                                (2,094)          1,604
      Increase (decrease) in deferred revenues                                                   (1,658)             87
                                                                                          --------------     -----------
         Net cash provided by (used in) operating activities                                     (3,053)          4,728
                                                                                          --------------     -----------

INVESTING ACTIVITIES:
  Purchases of short-term investments                                                             (6,040)       (12,220)
  Sales of short-term investments                                                                  6,920          3,460
  Payment for purchase of SRCI                                                                    (3,500)             -
  Purchases of property and equipment                                                               (810)        (1,135)
  Additions to capitalized software development costs                                             (1,082)           691)
                                                                                          --------------     -----------
         Net cash used in investing activities                                                    (4,512)       (10,586)
                                                                                          --------------     -----------
FINANCING ACTIVITIES:
  Payments on capital lease obligations                                                    $           -             (5)
  Issuance of Common Stock from stock
    offering, net                                                                                  4,395         18,770
  Purchase of common stock                                                                             -           (132)
  Issuance of Common Stock                                                                           238            178
                                                                                          --------------     -----------
         Net cash provided by financing activities                                                 4,633         18,811
                                                                                          --------------     -----------

                                                                                          --------------     -----------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                                     (553)          (280)
                                                                                          --------------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         (3,485)        12,673
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    11,530          3,910
                                                                                          --------------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $       8,045    $    16,583
                                                                                          ==============   =============


The accompanying notes are an integral part of these statements.

                          Dendrite International, Inc.
              Notes To Unaudited Consolidated Financial Statements


1.  BASIS OF PRESENTATION

      The consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in this report on Form 10-Q.

2.  SALE OF COMMON STOCK

      The Company has consummated two public offerings of its Common Stock which closed on July 6, 1995 and March 13, 1996 respectively. The Company offered and sold 1,500,000 and 300,000 shares of Common Stock at a public offering price of $14.50 and $18.25 per share, respectively. The net proceeds to the Company from the public offerings, after payment of offering expenses, were approximately $18,770,000 and $4,395,000, respectively. An additional 1,490,000 and 2,805,000 shares, respectively, of Common Stock (including 390,000 and 405,000 shares, respectively, purchased by the underwriters upon the exercise in full of over-allotment options) were offered and sold by certain stockholders of the Company. The Company did not receive any proceeds from the sale of shares by selling stockholders.

3.  NET INCOME PER SHARE COMPUTATION

      Net income per share was calculated by dividing net income by the weighted average number of common shares and dilutive common share equivalents (computed using the treasury stock method) outstanding during the period, except where anti-dilutive. The calculation of shares used in computing net income per share also includes 5,607,000 shares of Series A Convertible Preferred Stock which converted into 5,607,000 shares of Common Stock upon the consummation of the initial public offering, as if they were converted to Common Stock on their original date of issuance.

4.  ACQUISITION OF SRCI

      On May 1, 1996, the Company acquired 100% of the capital stock of SRCI, S.A., for FF16,350,000 French Francs, equivalent to approximately USD $3,198,000. The acquisition has been accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets and liabilities of SRCI based on their fair market values at the acquisition date. Such allocation has been based on estimates that may be revised at a later date. The purchase price, including transaction costs, exceeded the fair market value of the net assets acquired by $3,500,000 of which $2,640,000 was recorded as a write-off of in-process research and development costs, with the balance of $860,000 recorded as goodwill which will be amortized on a straight-line basis over five years. SRCI's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

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

      The Company generates revenues from two sources: license fees and fees from support services. License fees are charged by the Company for use of its proprietary computer software. Customers generally pay one-time perpetual license fees for a particular version of the Company's software based upon the number of users, territory covered and the number of modules in the particular system licensed by the customer. Certain license contracts contain customer acceptance provisions which require the Company to customize the system in accordance with agreed upon specifications before the system is accepted by the customer. License fee revenue is deferred on contracts with customer acceptance provisions until such time as the acceptance provisions are satisfied. To date there have been no instances in which customer acceptance provisions have led to nonpayment of license fees. Additional license fees are payable when customers agree to license additional modules, acquire an upgraded version of the Company's software and/or when the maximum number of users or initial geographic coverage is exceeded. Beginning in 1995, the Company made available an alternative license fee arrangement known as a "capitation" agreement which is a long term agreement (currently up to 10 years) under which the customer licenses Dendrite software and upgrades for an increasing preset annual charge. Under the capitation agreements there is an annual fee payable each year during the term of the agreement, and the fee increases each year. The fee encompasses all users in all geographic regions, and covers all maintenance fees and upgrades. This differs from the Company's other license agreements, where there is generally a one-time license fee, and customers pay additional fees for additional users and modules and future upgrades. If a customer anticipates expanding the number of users and its geographic reach, the customer can take advantage of more sophisticated modules and is also confident of the Company's ability to satisfy its needs, the capitation arrangement is more cost effective than the traditional license fee arrangement. One customer has executed a capitation agreement to date. The Company actively markets the concept to existing and potential customers.

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

      Currently, the Company's products are marketed in over 13 countries. The United States, the United Kingdom and France are the Company's main markets. With the exception of Germany and Spain, the Company's most recently formed subsidiaries, all of the Company's other foreign operations have reached break-even. It has been the Company's experience with start-up operations in foreign countries, that a reasonable length of time must pass before market share and critical mass allows the Company to be profitable. The Company is confident that its' business development efforts will enable it to be successful in these markets. The Company expects its foreign operations to grow and to continue to account for a material part of its revenues. Operating results generated in local currencies are translated into United States dollars at the average exchange rate in effect for the reporting period.

   Results of Operations
   ---------------------

   Three Months Ended September 30, 1995 and 1996

      Revenues. Total revenues increased $4,215,000 or 29% from $14,382,000 in the three months ended September 30, 1995 to $18,597,000 in the three months ended September 30, 1996 as a result of an increase in the installed base of Dendrite systems, both from new and existing customers. Fluctuations in the Company's revenues depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of contracts, delays in customer acceptance of the Company's software, the length of the sales cycless, customer budget changes and changes in pricing policy by the Company or its competitors.

      License fee revenues increased to $3,532,000 in the three months ended September 30, 1996 from $1,275,000 in the three months ended September 30, 1995. This increase was primarily attributable to the effect on license fee revenues of the factors discussed in the previous paragraph. The Company typically expects to realize a greater percentage of its license fee revenues for the year in the last two quarters of the year with a lower percentage in the first two quarters of the year.

      Service revenues increased 15% from $13,107,000 in the three months ended September 30, 1995 to $15,065,000 in the three months ended September 30, 1996. These quarterly increases in service revenues are primarily the result of an increase in the Company's installed base of Dendrite systems both from new and existing customers.

      Cost of Revenues. Cost of revenues increased 26% from $5,785,000 in the three months ended September 30, 1995 to $7,297,000 in the three months ended September 30, 1996 primarily due to an increase in the number of service representatives and technical staff and, to a lesser extent, an increase in associated support costs. This increase was directly related to the increase in service revenues.

      Cost of license fees represent the amortization of capitalized software development costs. Cost of license fees increased from $107,000 in the three months ended September 30, 1995 to $185,000 in the three months ended September 30, 1996. This increase was due to the increase in software development and enhancement costs capitalized in 1995 and amortized beginning in 1996.

      Cost of service revenues increased from $5,678,000 in the three months ended September 30, 1995 to $7,112,000 in the three months ended September 30, 1996. As a percentage of service revenues, cost of service revenues increased from 43% of service revenues for the three months ended
   September 30, 1995 to 47% of service revenues for the three months ended September 30, 1996. This increase is attributed to additional costs incurred related to the use of external personnel for certain technical support and training necessary to accommodate the new and existing client base.

      Selling, General and Administrative (SG&A). SG&A expenses increased 36% from $5,001,000 in the three months ended September 30, 1995 to $6,817,000 in the three months ended September 30, 1996. The increase in 1996 was primarily attributable to increased staff and, to a lesser extent, an increase in facilities growth to support operations and sales. As a percentage of revenues, SG&A expenses increased from 35% for the three months ended September 30, 1995 to 37% for the three months ended September 30, 1996.

      Research and Development. Research and development expenses increased 50% from $1,413,000 in the three months ended September 30, 1995 to $2,115,000 in the three months ended September 30, 1996, while increasing to 11% as a percentage of revenues. The increase in research and development expenses in 1996 is attributed to increased staff and resources required to continue development of updates and upgrades for the Company's Series 6 software product and for the development of prototypes for the next series of products.

      Provision for Income Taxes. The effective tax rate is 39% for the three months ended September 30, 1996 as compared to 39% for the three months ended September 30, 1995.

   Nine Months Ended September 30, 1995 and 1996

      Revenues. Total revenues increased $11,924,000 or 31% from $38,157,000 in the nine months ended September 30, 1995 to $50,081,000 in the nine months ended September 30, 1996 as a result of an increase in the installed base of Dendrite systems, both from new and existing customers.

      License fee revenues increased from $3,617,000 in the nine months ended September 30, 1995 to $7,646,000 in the nine months ended September 30, 1996 due to an increase in the installed base of Dendrite Systems, both from new and existing customers. The company typically expects to realize a greater percentage of its license fee revenues for the year in the last two quarters of the year with a lower percentage in the first two quarters of the year.

      Service revenues increased 23% from $34,540,000 in the nine months ended September 30, 1995 to $42,435,000 in the nine months ended September 30, 1996 as a result of an increase in the Company's installed base of Dendrite systems, from both new and existing customers.

      Revenues from Pfizer, Inc., Eli Lilly and Company and Rhone-Poulenc Rorer, Inc. in the aggregate accounted for approximately 59% and 55% of the Company's revenues for the nine months ended September 30, 1995 and 1996 respectively.

      Cost of Revenues. Cost of revenues increased 31% from $15,657,000 in the nine months ended September 30, 1995 to $20,458,000 in the nine months ended September 30, 1996 primarily due to an increase in the number of service representatives and technical staff and, to a lesser extent, an increase in associated support costs. This increase is directly related to the increase in service revenues.

      Cost of license fees represent the amortization of capitalized software development costs. Cost of license fees increased from $321,000 in the nine months ended September 30, 1995 to $554,000 in the nine months ended September 30, 1996. I This increase is due to increased software development and enhancement costs incurred and capitalized in 1995 and amortized beginning in 1996.

      Cost of service revenues increased from $15,336,000 in the nine months ended September 30, 1995 to $19,904,000 in the nine months ended
   September 30, 1996. As a percentage of service revenues, cost of service revenues increased from 44% of service revenues for the nine months ended September 30, 1995 to 47% of service revenues for the nine months ended September 30, 1996. This increase is attributed to additional costs incurred related to the use of external personnel for certain technical support and training necessary to accommodate the new and existing client base.

      Selling, General and Administrative (SG&A). SG&A expenses increased 25% from $15,113,000 in the nine months ended September 30, 1995 to $18,816,000 in the nine months ended September 30, 1996. The increase in 1996 was primarily attributed to increased staff and, to a lesser extent, an increase in facilities growth to support operations and sales. As a percentage of revenues, SG&A expenses decreased from 40% for the nine months ended September 30, 1995 to 38% for the nine months ended September 30, 1996. This decrease is primarily due to service revenues accelerating at a higher rate than the growth in SG&A expense.

      Research and Development. Research and development expense increased 51% from $3,377,000 in the nine months ended September 30, 1995 to $5,115,000 in the nine months ended September 30, 1996. As a percentage of revenues, research and development expenses increased from 9% for the nine months ended September 30, 1995 to 10% for the nine months ended September 30, 1996. The increase in research and development expenses in 1996 is attributed to increased staff and resources required to continue development of updates and upgrades for the Company's Series 6 software product and for the development of prototypes for the next series of products.

      Write-off of In-process Research and Development Costs. The Company incurred a one-time charge of $2,640,000 to record the write-off of in-process research and development costs resulting from the acquisition of SRCI. The amount represents the estimated fair values related to incomplete research and development projects that were acquired as determined by independent appraisals. The technology acquired will require substantial additional development by the Company. These costs are included in the Company's research and development expense from the date of acquisition.

      Provision for Income Taxes. Excluding the non-deductible write-off of in-process research and development costs, the effective tax rate was 38% for the nine months ended September 30, 1996 as compared to the effective tax rate of 40% for the nine months ended September 30, 1995.

   Variability of Quarterly Results

      Fluctuations in the Company's quarterly revenues depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of contracts, delays in customer acceptance of the Company's software, the length of the sales cycle, customer budget changes and changes in the pricing policy by the Company or its competitors. The Company establishes its expenditure levels for product development and other operating expenses based in large part on its expected future revenues. As a result, should revenues fall below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues. In addition, the Company's quarterly revenues from software license fees and related income may vary due to seasonal and cyclical factors. The Company typically realizes a greater percentage of its license fees and service revenues for the year in the third and fourth quarters with a lower percentage in the first and second quarters. In the future, to the extent the percentage of revenue from service revenues from existing customers of the Company continues to increase, and to the extent more customers choose to enter into long-term agreements to license software and upgrades for an increasing preset annual charge, seasonal and cyclical trends in the Company's revenues may be reduced.

   Liquidity and Capital Resources

      The Company has historically financed its operations primarily through cash generated by operations. Net cash used in operating activities was $3,053,000 during the nine months ended September 30, 1996 compared to cash provided by operating activities of $4,728,000 during the nine months ended September 30, 1995. Cash provided by operating activities for the nine months ended September 30, 1995 decreased compared to the nine months ended September 30, 1995 primarily due to the increase in accounts receivable and the decrease in income taxes payable, which were partially offset by an increase in accounts payable.

      The Company utilized $4,512,000 of cash in investing activities in the first nine months of 1996 compared to $10,586,000 in the first nine months of 1995. The decrease is primarily attributable to a reduction in investment activity since the closure of the initial public offering. The Company's net cash provided by financing activities has been primarily limited to the issuance of common stock from the two public offerings.

      The Company maintains a $5,000,000 revolving line of credit agreement with Chase Manhattan Bank N.A. The agreement provides for borrowings up to $1,000,000 in local currencies directly by the Company or certain of its overseas subsidiaries and is available to finance working capital needs and possible future acquisitions. The $5,000,000 line of credit is secured by substantially all of the Company's assets. The $5,000,000 line of credit agreement requires the Company to maintain a minimum consolidated net worth, among other covenants, measured quarterly which is equal to the Company's net worth as of December 31, 1994 plus 50% of net income earned after December 31, 1994. This covenant has the effect of limiting the amount of cash dividends the Company may pay. At September 30, 1996 there were no borrowings outstanding under the agreement.

      At September 30, 1996, the Company's working capital was approximately $33,635,000. The Company has no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases. The Company believes that the proceeds from the offerings, available funds, anticipated cash flows from operations and its line of credit will satisfy the Company's projected working capital and capital expenditure requirements through at least the next two years.

   Item 6.  Exhibits and Reports on Form 8-K

       (a)   Not Applicable.

       (b) The Company did not file any Reports on Form 8-K during the quarter for which this report is filed.



                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Date:  November ___, 1996


                                    DENDRITE INTERNATIONAL, INC.
                                    (Registrant)



                                    By: /s/ John E. Bailye
                                        -------------------------------
                                        John E. Bailye, President and
                                        Chief Executive Officer



                                    By: /s/ Charles Warczakowski
                                        -------------------------------
                                        Charles Warczakowski, V. P. Finance and
                                        Treasurer (Principal Financial Officer)