Form 10-Q/A
period 1996-09-30
DENDRITE INTERNATIONAL INC
filed 1996-12-09
CIK 880321

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

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

                         Dendrite International, Inc.
                     Consolidated Statements of Operations
                     (In thousands, except per share data)
                                  (unaudited)

                                                                 Three Months Ended                  Nine Months Ended
                                                                   September 30,                       September 30,
                                                              ------------------------           ------------------------
                                                                1996             1995              1996             1995
                                                                ----             ----              ----             ----
REVENUES:
 License fees                                                 $     3,532      $     1,275       $     7,646      $     3,617
 Services                                                          15,065           13,107            42,435           34,540
                                                           ---------------   --------------   ---------------   --------------
                                                                   18,597           14,382            50,081           38,157
                                                           ---------------   --------------   ---------------   --------------
COST OF REVENUES:
 Cost of license fees                                                 185              107               554              321
 Cost of services                                                   7,112            5,678            19,904           15,336
                                                           ---------------   --------------   ---------------   --------------
                                                                    7,297            5,785            20,458           15,657
                                                           ---------------   --------------   ---------------   --------------
     Gross margin                                                  11,300            8,597            29,623           22,500
                                                           ---------------   --------------   ---------------   --------------
OPERATING EXPENSES:
      Selling, general and administrative                           6,817            5,001            18,816           15,113
      Research and development                                      2,115            1,413             5,115            3,377
     Write off of in-process
                research and development costs                        -                -               2,640              -
                                                           ---------------   --------------   ---------------   --------------
                                                                    8,932            6,414            26,571           18,490
                                                           ---------------   --------------   ---------------   --------------
     Operating income                                               2,368            2,183             3,052            4,010

INTEREST (INCOME) EXPENSE                                           (386)                5             (896)               10
OTHER EXPENSE                                                          3              (176)             106              (351)
                                                           ---------------   --------------   ---------------   --------------
     Income before income taxes                                     2,751            2,354             3,842            4,351

INCOME TAXES                                                        1,066              925             2,491            1,725
                                                           ---------------   --------------   ---------------   --------------

NET INCOME                                                    $     1,685     $      1,429       $     1,351      $     2,626
                                                           ===============   ==============   ===============   ==============
NET  INCOME  PER SHARE                                        $      0.15     $       0.13       $      0.12     $       0.26
                                                           ===============   ==============   ===============   ==============
SHARES USED IN COMPUTING

  NET INCOME PER SHARE                                             11,489           11,088            11,464           10,108
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