Form 10-K
period 1996-12-31
DENDRITE INTERNATIONAL INC
filed 1997-03-31
CIK 880321

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549


                                   Form 10-K


[ X ]    Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended  December 31, 1996
                         ---------------------


[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______________________


Commission File Number   0-26138
                       --------------


                         Dendrite International, Inc.
                         ----------------------------
            (Exact name of registrant as specified in its Charter)



         New Jersey                                           22-2786386
------------------------------                            -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)



                          ___________________________

                            1200 Mt. Kemble Avenue

                             Morristown, NJ  07960

                                 201-425-1200


                          ___________________________

                  (Address, including zip code, and telephone
                 number (including area code) of registrant's
                          principal executive office)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:



                                Title of Class
                          --------------------------
                          Common Stock, no par value


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      [   ]

The aggregate market value of the shares of the Common Stock held by nonaffiliates of the registrant was approximately $89,554,596 based upon the average bid and ask price of the Common Stock, which was $9.875 on March 14, 1997. The number of shares of Common Stock outstanding on that date was 11,261,131.


                      DOCUMENTS INCORPORATED BY REFERENCE

          DOCUMENT DESCRIPTION                                                       10-K PART
------------------------------------------------------------------------------   ----------------
Pages 13 - 32 and the inside back cover of the Registrant's 1996 Annual Report          I, II
to Shareholders.

Registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for the        III
1997 fiscal year expected to be dated on or about April 18, 1997.

-------------------------------------------------------------------------------------------------

                                    PART I

ITEM 1.   BUSINESS.


GENERAL

     Dendrite International, Inc. ("Dendrite" or the "Company") succeeded in 1991 to a business co-founded in 1986 by the Company's President and Chief Executive Officer and others. That business was organized to provide comprehensive electronic territory management ("ETM") solutions to be used to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the ethical pharmaceutical industry. Today, the Company's solutions combine advanced software products with a wide range of specialized support services including implementation services, technical and hardware support services and sales force support services. The Company develops, implements and services advanced ETM systems in the United States, Canada, Western Europe, Japan, Australia, New Zealand, Hong Kong, and Brazil through its own sales, support and technical personnel located in twelve offices worldwide.


PRODUCTS AND SERVICES

     The Company's ETM systems utilize proprietary software products coupled with extensive system support services to provide its customers with the means for more efficient management of their sales forces, sales and marketing decision support tools, and operation and maintenance of the customers' sales databases. As software products become more complex and as the sources and size of data available increase, there is a parallel need for specialized services and skills to support these products.


PHARMACEUTICAL INDUSTRY PRODUCTS

     The Company currently offers to its pharmaceutical customers one core software product, Series 6(TM), which can be configured to support four functional areas: sales representative, account manager (for institutional and managed care sales forces), area manager and home office sales manager. The software is designed to be modular, thereby allowing the customer to select a set of functions most appropriate to its business requirements.

     Set forth below is a summary description of the principal functions for the Series 6 product:



        PRINCIPAL FUNCTIONS                        DESCRIPTION
  --------------------------------        ------------------------------
Bids & Contracts/Development &          Enables pharmaceutical companies to
  Tracking                              administer and disseminate contract
                                        information relating to managed care
                                        organizations and other institutional
                                        entities


Call Reporting & Sampling/Customer      Provides sales representatives with
  Records                               reporting tools and helps enable
                                        pharmaceutical companies control costs
                                        of complying with applicable
                                        governmental regulations associated
                                        with product sample distribution


Diary/Planner/Attendance Report         Helps optimize sales representatives'
                                        time management and coordinates sales
                                        force activities among  dispersed
                                        sales personnel


Electronic Documents/Mail/              Enables communication between
  Admin/Reports/Host Communications     geographically dispersed business units
                                        and facilitates coordination of and
                                        communication with widely dispersed
                                        sales personnel


Strategic Selling for Institutional     Enables pharmaceutical companies' sales
  Sales Teams/Pullthrough               teams to plan and coordinate
                                        institutional sales efforts and to
                                        deploy appropriate resources


Sales & Activity Analysis/Target        Addresses the individual representative
  Analysis                              and manager requirements for review of
                                        local market potential to construct
                                        and execute optimal sales plans

     The Series 6 product can be configured to enable the customer to choose appropriate functions to address its specific business requirements. New functions which integrate fully with the existing configuration can be added over time, therefore allowing the customer to acquire a system which evolves as its business requirements change. A typical major pharmaceutical customer will select a configuration depending on the structure of the customer's sales force, the geographic region involved and the type of pharmaceutical sales data available. Each function is offered with specific continuing support services.

     The Company also has a significant installed base of Series 3(TM), Series 4(TM) and Series 5(TM) software products.

     The Series 3 and Series 4 products are DOS-based products. Customers using Series 4, and a remaining Series 3 customer, accounted for approximately 37% of the sales representatives licensed to use the Company's systems at December 31, 1996. These products provide automated information concerning physician customers, sales call records and distribution of samples, but do not have the capability to model third-party territory-based prescription and sales data. An upgrade of a customer's system requires extensive investment in hardware and software and must be planned well in advance in order to minimize disruption of sales and marketing activities. Currently many of Dendrite's customers have not made the transition to the Company's more advanced Microsoft(R) Windows(R) based Series 5 and Series 6 systems. Therefore, the Company continues to support users of its older Series systems.

     Customers with Series 3 or Series 4 systems may elect to upgrade to Series
6. The primary considerations for customers determining whether to upgrade include the enhanced ability of Series 6 to address the customers' evolving business needs, the significant cost of making the transition, and, to a lesser extent, the desirability of moving to a Windows(TM) graphical user interface. Although customers determining whether to make the upgrade may also consider competitors' systems, in the Company's experience, the substantial additional costs to be incurred in switching to a competitor's system, together with the Company's existing relationship with a customer, tend to give the Company a competitive advantage in such situations.

     Customers using Series 5 and Series 6 systems accounted for approximately 63% of the sales representatives licensed to use the Company's pharmaceutical ETM systems at December 31, 1996. These systems offer an enhanced user-friendly graphical user interface through a Microsoft (R) Windows for Workgroups(TM) or Windows95(R) environment. Series 5 and Series 6 exploit object oriented programming technology to enhance the modular properties of these systems. Series 5 and Series 6 software utilize territory-based (i.e. ZIP-code or other local area) prescription sales data in providing performance analysis reports. Series 5 software can be modified to allow presentation of physician-level prescription sales data. Series 6 includes modules capable of analyzing both territory-based and prescriber-level prescription sales data to permit priority targeting of physicians and others who influence the pharmaceutical prescription process.

     Traditionally, the Company priced its pharmaceutical ETM systems solely on a per-user basis. The Company has in the past offered, as an alternative to one-time license fees, an arrangement known as a "capitation" agreement, which is a long-term agreement (currently up to ten years), under which the customer licenses Dendrite software and upgrades for an increasing preset annual charge. One customer has executed a capitation agreement to date.


OTHER PRODUCTS

     In May 1996, Dendrite acquired SRCI S.A. ("SRCI"), France's largest provider of custom-designed ETM systems for the over-the-counter pharmaceutical ("OTC") and consumer packaged goods ("CPG") markets.

SRCI's core product, NOMAD'S(TM), has been translated into the English language and the Company has commenced marketing it in the United States and United Kingdom markets under the name ForceOne(TM). ForceOne contains some of the same basic functionality as the Series 6 product as well as functionality specifically created for the OTC and CPG industries. The Company presently anticipates that the structure of its license and implementation fees for its OTC and CPG customers will be similar to those for its ethical pharmaceutical customers.


SERVICES

     For the year ended December 31, 1996, service revenues represented 87% of total Company revenues. The Company seeks to develop long-term strategic relationships with its customers by providing value-added support in the operation of installed software systems and assistance to the customer's management in using the resulting information. To support this objective, the Company offers a wide variety of specialized services from which customers can choose, including implementation services, technical and hardware support services and sales force support services. Most customers enter into agreements covering technical support, software customization and support services and also elect to have their databases operated and maintained on a central server located at a local Dendrite data center facility. Virtually all customers sign an extended maintenance agreement which covers, among other things, software defect resolution.

     The complexity and size of the sales data and market research databases being integrated and manipulated by the Company's systems requires highly specialized information systems skills. The creation of a customer's database requires loading third party data onto a central server and encoding that data with proprietary Dendrite data links. This encoding process allows the data to be integrated into a functional sales-related database used by the Company's systems. Dendrite performs these services initially for its customers to install the system, then usually continues to provide the services to manage these tasks over time. Many companies choose not to employ the information systems staff needed to manage these large, complex databases and consider the option of outsourcing these tasks to Dendrite as both economically and operationally advantageous.

     Set forth below is a summary description of the principal services offered by Dendrite:


PRINCIPAL SERVICES           DESCRIPTION
------------------           -----------

Implementation Services    Project Management--planning the design and
                           implementation of the Dendrite system


                           Data Modeling--creation of the customer's specific version of the Company's data model, which becomes the Customer Requirements Definition

                           Customization--customization of software to meet the Customer Requirements Definition for the software components of the Dendrite system

                           Database Design--creation of the customer's integrated database, including:

                              --loading and linking third party prescription
                                sales data, market research and other materials

                              --identifying geographic and/or functional (e.g.
                                formulary) segments

                              --allocating third party data by territory or
                                other functional segment

                           Mail Design--definition of e-mail structure to meet the needs of the customer's organization

                           Laptop Preparation--loading data onto laptop computers for training, testing and use

                           Training--training on use and capabilities of the Dendrite system

Technical and Hardware
  Support Services         Project Management--designing, structuring and
                           managing technical support for the Dendrite system

                           Customization--as required following implementation to meet customer's needs

                           Maintenance of Database--continued support of the customer's database, including:

                              --loading and linking new releases of third party
                                data purchased by the customer

                              --identifying new functional segments for data
                                analysis

                           Maintenance of Code--maintenance and updating of customized code on customer computers

                           Hardware Support--maintenance of servers and laptops including recapture of data on defective equipment and replacement of defective equipment

Sales Force Support
  Services Project Management--designing, organizing and managing support for customer sales forces

                           Retraining--ongoing training on use and capabilities of the system

                           Territory Realignment--assisting the customer in planning and executing realignments of sales territories or functional (e.g. formulary-based) segments to allow more effective resource allocation

                           Support Services--providing all first line services up to seven days a week for as many hours as requested and in the language required

     When a customer licenses Dendrite software, the Company typically establishes a separate service group composed of both customer support and technical support personnel who are generally dedicated to servicing only one or two customers. The dedicated service group will usually be located at Dendrite's facility in the country where a significant portion of the customer's sales force is located. This allows the service group to provide assistance locally using a common language with customer personnel. The Company provides services under contract, typically a multi-year contract. In North America, the service agreement is between the customer and Dendrite directly. Outside North America, contracts are entered into between the local customer and the Company through its local wholly-owned subsidiary or branch. Depending upon the size of the customer and the scope of services to be performed, a Dendrite dedicated service group may comprise between five and fifty persons. The relationships with its pharmaceutical customers, which result from providing services to them, have led to a growth in the range and scope of services provided to the customers and in recent years have accounted for much of the increase in the Company's service-related revenues.

     As of December 31, 1996, substantially all of the Company's services agreements were with its ethical pharmaceutical customers.


SYSTEM CONFIGURATION

     Dendrite's ETM pharmaceutical system is configured to allow information access and communication across geographically dispersed sales and marketing personnel and regional and home offices. The core of the system configuration is a central file server which stores the customer database and integrates and controls all data flow from external points, including the remote databases of the sales force and their management. Most of the servers used by Dendrite customers are manufactured by IBM, Digital Equipment Corporation or Sun Microsystems and run on UNIX(TM) or Windows NT(R) operating systems. Servers are purchased or leased by Dendrite's customers or leased for them by Dendrite. Some smaller customers lease space on one of seven Dendrite-owned servers located in various Dendrite offices worldwide.

  Remote databases are stored on laptop computers used by sales representatives in the field and updated periodically over telephone lines via modem. Regional sales managers using personal computers may access the server via wide area networks. Dendrite customers are responsible for selecting computer equipment and for deciding when to upgrade or replace it.

  Most laptop computers and all of the desktop personal computers which access Dendrite's pharmaceutical ETM system support a DOS operating system, with the Microsoft(R) Windows(TM) for Workgroups interface on the Company's newer products. Data is managed in Series 4 using an Informix database server and a flat-file Btrieve structure on the laptops. For laptops in Series 5 and Series 6 with Microsoft(R) Windows(TM) for Workgroups or Windows95, the Company has currently chosen a PowerBuilder(TM) graphical user interface and a Sybase SQL Anywhere(TM) relational database management system. Series 5 and Series 6 currently use an Oracle(TM) database server.

  Dendrite's pharmaceutical ETM-system permits a pharmaceutical company's sales representative to send the applicable customer's server information concerning calls made and to receive information concerning upcoming calls and other sales efforts to be made later by other sales personnel of that company who share common or related customers. The server, in most cases located at one of Dendrite's facilities, contains the customer's own database of sensitive sales related information, which is maintained and operated for the customer by Dendrite.

  Dendrite's system is designed to provide information to those involved in sales and sales management and also to a range of other functional areas within each customer, including its senior management. For example, information directly related to sales, such as travel and expense reports, may be provided to the finance and personnel departments. Similarly, representatives in the field can provide information concerning a physician that can assist managed care sales personnel. These systems create the linkage which connects a customer's sales and management functions with other business departments.

  Dendrite's OTC and CPG ETM system is generally configured in a manner similar to Dendrite's pharmaceutical ETM system. However, OTC and CPG sales representatives may use computer hardware other than laptop and desktop personal computers to access such ETM system, such as handheld or palmtop computing devices.

ADDITIONAL INFORMATION

Certain additional information regarding the Company's business is found on pages 10 - 11 of the Company's 1996 Annual Report to Shareholders. Such pages are incorporated herein by reference.

MARKETING

CUSTOMERS

  The following is a list of some of the Company's current pharmaceutical customers (who either directly or through subsidiaries may be customers in one or more countries served by the Company, not necessarily including the United States):


                                   Boehringer Ingelheim Pharmaceutical, Inc.
  Allergan                         Boehringer Mannheim Corporation
  Bayer A.G.                       Laboratorios Almirall, S.A.

Bristol-Myers Squibb Company                  Pfizer Animal Health
Ciba-Geigy New Zealand, Ltd.                  Rhone-Poulenc Rorer Inc.
Glaxo Wellcome                                Sankyo/Parke Davis
Hoechst Marion Roussell
Johnson & Johnson                             3M
Eli Lilly and Company
Leo Laboratories                              Servier S.A.
Merck Sharp & Dohme                           Novartis S.A.
Parke Davis
Pfizer Inc.                                   Solvay Pharmaceuticals, Inc.
                                              Zeneca Yakuhin, Inc.


  Revenues from Pfizer Inc., Eli Lilly and Company and Johnson & Johnson, in the aggregate, accounted for approximately 54% of the Company's revenues in the year ended December 31, 1994. Revenues from Pfizer Inc., Eli Lilly and Company and Rhone-Poulenc Rorer Inc. in the aggregate accounted for 56% and 58% of the Company's revenues for the years ended December 31, 1995 and December 31, 1996, respectively. Although the Company has separately licensed software to several affiliates of these companies and provides services to them under separately negotiated and executed contracts with local Dendrite subsidiaries and branches, the loss of all or a significant part of the business of any of these customers would have a material adverse affect on the Company.

  In addition, since the Company acquired SRCI in May 1996, the Company's consumer business division has entered into customer contracts in France with the following companies: Kriter Brut de Brut, Lindt, Martini-Bacardi, Moet & Chandon, Panzani, Segafredo, Urgo, Vania and Varta.

SALES AND MARKETING

  The Company actively markets its ETM systems and services to major ethical pharmaceutical, healthcare, OTC and CPG companies in the United States, Western Europe and the Pacific Rim using regional and local sales and marketing personnel operating out of Dendrite's offices. Sales presentations are typically made to customer personnel in its management information services department and in either its sales management or sales administration department.

  Selection of an ETM system entails an extended decision-making process for the customer because of the substantial costs and strategic implications associated with acquiring the system. Senior levels of management are often involved in this process, given the importance of the decision as well as the risks faced by the customer should a system fail or not perform as expected. Depending upon the size of the system and the associated computer hardware and software costs, senior corporate management or even the board of directors of a client may make the final decision to license a Dendrite system. Therefore, decisions to acquire a Dendrite ETM system involve long selling cycles, typically 12 to 18 months for larger customers, although sometimes as long as 24 months, and usually require lengthy periods of evaluation prior to full installation and roll-out.

  The Company uses a business process analysis to facilitate the marketing process after obtaining information from a potential customer relating to its market, its sales organization, its business plan and the identification of significant costs and problems. Dendrite works with the potential customer to identify needed product functionality, drawing upon the Company's available modules and its experience with the applicable vertical market. If solutions are not immediately available, Dendrite may offer a co-development partnership to the potential customer in order to design product functionality to meet the potential customer's needs. In this situation, Dendrite may not retain sole ownership of the completed software solution.


  The response of sales representative users of Dendrite systems is an important aspect of the Company's on-going relationships with its customers and may sometimes influence the decisions of those customers to license additional modules and/or to contract for expanded support services. Dendrite endeavors to address the concerns of sales personnel during the training portion of its Implementation Services. In addition, the experience of customer additional modules and/or to contract for expanded support services. Dendrite endeavors to address the concerns of sales personnel during the training portion of its Implementation Services. In addition, the experience of customer sales personnel with a Dendrite ETM system in actual use, together with interactions with those personnel as part of the ongoing Sales Force Support Services, provide positive reinforcement as to the ease of use and efficacy of Dendrite ETM systems.

     Independent consultants, including the consulting arms of a number of the "Big 6" accounting firms and international consulting firms, are occasionally retained to advise pharmaceutical and healthcare companies on their selection of an ETM system. Dendrite believes that in a number of these situations consultants have recommended Dendrite ETM systems to their clients, who subsequently became customers of the Company. Dendrite does not reimburse expenses or pay any commissions to such firms in such cases.

     The Company believes that an important marketing opportunity is presented by its relations with existing customers. Dendrite believes that its network of American, European and Pacific Rim offices gives it the potential for expansion of license and service revenues from existing customers in countries other than the ones in which such customers currently have a Dendrite licensed ETM system. In addition, many of Dendrite's ethical pharmaceutical customers also have OTC operations which Dendrite believes gives it a competitive advantage when, marketing its ETM system to such OTC operations.

     Finally, the Company has entered into several joint marketing arrangements whereby the Company and the applicable business partner have agreed to interface with each other's products and/or services. Examples of these partners and their respective products include: Proscape Technologies, Inc. (multimedia detailing software); Presidio Inc. (clinical trial software); Epsilon Data Management, Inc. (data warehousing and decision support software, analytical and data scrubbing services and direct marketing programs).


COMPETITION

     Globally, the current market for sales and marketing information management systems is highly competitive. Many companies offer sales force automation and ETM systems in the ethical pharmaceutical, OTC and CPG industries, although few focus on the pharmaceutical industry. In addition to itself, the Company believes that there are approximately ten companies which supply products automating sales, marketing and customer service functions and specifically target the pharmaceutical industry. Three of these companies are actively selling in more than one country. The Company believes that most of its competitors offer a variety of less customizable software products, which are typically available more rapidly than Dendrite systems and often at a substantially lower price. Sales force automation products differ greatly in terms of functionality, flexibility and the type of hardware platform supported.

     The Company estimates that in 1996 its ETM systems were licensed by approximately 15% of sales representatives from the top 50 pharmaceutical companies in the United States, Canada, Western Europe and the Pacific Rim. Dendrite believes that potential competitors must incur significant expense and product development time and must acquire a skilled technical staff in order to develop an integrated, customizable solution for the problems presented by complex multi-national selling environments.

     The Company's products and services compete with others principally on the basis of product flexibility and customization, platform configuration, name recognition, global competence, service standards, breadth of customer base and technical support and service. Management believes the Company's systems compete favorably with respect to these factors, and that the Company is positioned to maintain its market leadership position through innovative new product and application developments and continued focus on support services. Some of the Company's existing competitors, as well as a number of potential market entrants, have larger technical staffs, larger marketing and sales organizations and greater financial resources than the Company. Additionally, three of the Company's competitors in the ethical pharmaceutical industry, own and control, either directly or through affiliated entities, some of the proprietary data collection systems in some countries (including the United States) that provide the prescription/sales data sold to the pharmaceutical companies and which Dendrite's more recent ETM systems and related services are designed to process. It may be possible for one or more of these competitors to gain a competitive advantage in the pricing of its ETM systems for customers who are interested in purchasing the data it or its affiliates collect. The Company believes that competition will increase as new competitors enter the market to supply ETM systems to the pharmaceutical industry and as existing competitors expand their product lines. Dendrite also expects it may encounter additional competition in the future from firms offering outsourcing of information technology services and from vendors of software products providing specialized applications not offered by the Company. The Company also faces potential competition from its customers and potential customers, which might elect to design and install or to operate their own sales force management systems.

RESEARCH AND DEVELOPMENT

  The Company's Product Development Group is responsible for the conceptualization, development and implementation of new products internationally. This group is also responsible for enhancements for existing products, and the design of technical training and technical procedures including quality control for core systems and maintenance operations for existing customer ETM systems. The Company expended $2.8, $3.8 and $8.7 million on research and development in the years ended December 31, 1994, 1995 and 1996, respectively. The significant increase in research and development spending in 1996, particularly in the fourth quarter, was attributable to, among other things, the completion of certain new products by year end, including completing ForceOne and adapting certain new software for the German market, as well as integrating the Company's product and service support with the products of its newest strategic partners. See "Sales and Marketing." Dendrite regularly issues updated releases for its software modules and maintains a schedule of anticipated releases.

  The Company has capitalized certain costs related to the development of new software products and the enhancement of existing software products consistent with Statement of Financial Accounting Standards No. 86, ''Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed''. Capitalized software development costs net of accumulated amortization were $2.0 and $2.6 million at December 31, 1995 and 1996, respectively.

PROPRIETARY RIGHTS

  The Company relies on a combination of trade secret, copyright and trademark laws; license agreements with customers containing confidentiality and other contractual protections; confidentiality agreements with vendors and suppliers; and agreements with each of its executive officers and technical employees worldwide containing confidentiality and non-disclosure provisions to protect proprietary intellectual property rights in the Dendrite software systems and services. Existing United States copyright laws provide only limited protection and even less protection may be available under foreign laws.

EMPLOYEES

  As of December 31, 1996, Dendrite employed 668 employees, 329 in the United States, 296 in Europe, 35 in the Pacific Rim and 8 in Latin America.


  The Company believes that relations with its employees are good. The Company believes that its future growth and success will depend upon its ability to attract and retain skilled and motivated personnel.


CERTAIN CONSIDERATIONS


  This Form 10-K and other documents of the Company and statements made by members of management of the Company from time to time may contain forward-looking statements that may be viewed as predicting future events or outcomes with respect to the Company and its business. The predictions embodied in these statements will involve risks and uncertainties and, accordingly, the Company's actual results may differ significantly from the results discussed or implied in such forward-looking statements. Some important factors (but not the only factors) that might cause such a difference include the following:

  IMPACT ON COMPANY OF CHANGES IN ETHICAL DRUG MARKET

     A majority of the Company's ETM systems are currently used in connection with the marketing and sale of prescription-only drugs (''ethical pharmaceutical products'' or ''ethical drugs''). The market currently serviced by the Company is undergoing a number of significant changes, including (i) consolidations and mergers which may reduce the number of existing and potential customers of the Company and (ii) the increasing prescription of generic drugs, in substitution for branded drugs, produced by manufacturers which have not acquired a Dendrite ETM system. Both of these trends may reduce the demand for the Company's pharmaceutical ETM products and services. The trend toward the reclassification of formerly prescription-only drugs to permit their over-the-counter sale, to the extent it adversely affects pharmaceutical companies, may also have a negative impact on the Company and its continued ability to increase revenues and profitability. The increasing emphasis in the United States on the delivery of healthcare through managed care organizations such as health maintenance organizations and preferred provider organizations may also adversely affect the demand for the Company's products and services, as may the current consolidation of the managed care industry in the United States and other changes in healthcare delivery systems occurring in other countries. The Company may also be materially affected by legislative enactments which alter the structure of, or increase regulations governing, the healthcare systems in any of the countries where Dendrite customers and potential customers are located. There can be no assurance that the Company can respond positively to all of these and other changes in the marketplace and maintain profitability.

  POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY; LENGTHY SALES AND IMPLEMENTATION CYCLE

     The Company's quarterly revenues, expenses and operating results have varied considerably in the past and are likely to vary from quarter to quarter in the future. Fluctuations in the Company's revenues depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of contracts, delays in customer acceptance of the Company's software, the length of sales cycles, customer budget changes and changes in pricing policy by the Company or its competitors. For example, the Company incurred a net loss of $3.3 million in the fourth quarter of 1996, which loss was attributable to, among other things, the delay of certain new license purchases by an existing customer, the delay of an existing client's upgrade decision, and the postponement of certain post-production implementations for an existing client in seven country sites.
  The Company establishes its expenditure levels for product development and other operating expenses based in large part on its expected future revenues. As a result, should revenues fall below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues.

     In addition, the Company's quarterly license fees and service revenues may vary due to seasonal and cyclical factors. The Company typically expects to realize a greater percentage of its license fees and service revenues for the year in the second half of the year than it does in the first half. Moreover, selection of an ETM system often entails an extended decision-making process for the customer because of the substantial costs and strategic implications associated with acquiring the system. Senior levels of management are often involved in this process, given the importance of the decision as well as the risks faced by the customer should a system fail or not perform as expected. Depending upon the size of the system and the associated computer hardware and software costs, senior corporate management or even the board of directors of a customer may make the final decision to license a Dendrite system. Therefore, decisions to acquire a Dendrite system involve long selling cycles, typically 12 to 18 months for larger customers, although sometimes as long as 24 months, and usually require lengthy periods of evaluation prior to full installation and roll-out.

  NEW PRODUCTS AND TECHNOLOGICAL CHANGE

     The market for ETM systems is characterized by rapid change and improvements in computer hardware and software technology. The Company's future success will depend in part on its ability to enhance its current products, to introduce new products that keep pace with technological and market developments and to address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing in a timely manner product enhancements or new products that respond to the technological advances by others, or that its products will adequately and competitively address the needs of the changing marketplace. The Company released its first Microsoft /(R)/ Windows /TM/ based solution, Series 5, in late 1993, its second version, Series 6, in late 1994, and is preparing subsequent versions to meet anticipated operating system upgrades. Competition with respect to software products has been characterized by shortening product cycles, and there can be no assurance that the Company will not be adversely affected by this trend. If the product cycles for the Company's systems prove to be shorter than management anticipates, the Company's operating results could be adversely affected. In addition, in order to remain competitive, the Company may be required to expend a greater percentage of its revenues on product innovation and development than historically has been the case. For example, the significant increase in research and development spending in 1996, particularly in the fourth quarter was attributable to, among other things, the completion of certain new products by year end, including adapting certain new software for the German market, as well as integrating the Company's product and service support with the products of its newest strategic partners. In either case, the Company's gross profit margins and results of operations could be materially and adversely affected. In addition, products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Such errors have occurred in the past and there can be no assurance that, despite testing by the Company, errors will not be found in new products resulting in losses or delays which could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company currently offers software products designed for markets other than the ethical pharmaceutical market, including the consumer packaged goods vertical market. The selling environment in each market has characteristics that are unique to it. There can be no assurance that the Company will be able to achieve in other markets the success it has attained in the ethical pharmaceutical market.

  DEPENDENCE ON MAJOR CUSTOMERS

     The Company has approximately 26 pharmaceutical customers (considering all members of an affiliated group to be a single customer). The Company derived approximately 54%, 56% and 58% of its revenues in the aggregate in the years ended December 31, 1994, 1995 and 1996, respectively, from the three largest pharmaceutical customers, two of which had been among the three largest customers of the Company in terms of revenues in each of those periods. The Company believes that the costs to its major customers of switching to an ETM system offered by a competitor, or taking significant system management functions in-house, would be substantial. There can be no assurance, however, that such a change will not be undertaken by one or more customers with respect to a Dendrite system or to all or some of the services offered by the Company. If such change is made by one or more of the Company's major customers, the Company's business, operating results and financial condition could be materially and adversely affected.

  RISKS FROM COMPETITION

     Globally, the current market for sales and marketing information management systems is highly competitive. Many companies offer sales force automation and ETM systems, although few focus on the pharmaceutical industry. In addition to Dendrite, the Company believes that there are approximately ten companies which supply products automating sales, marketing and customer service functions and specifically target the pharmaceutical industry. The Company believes at least three of these companies are actively selling in more than one country. In addition, the other vertical markets in which the Company markets its products possess numerous vendors who market and sell sales force automation and ETM systems. The Company believes that most of its competitors offer a variety of less customizable software products, which are typically available more rapidly than Dendrite systems and often at a substantially lower price.

In addition, competition will increase as new competitors enter the market to supply ETM systems to the pharmaceutical industry and other vertical markets and as existing competitors expand their product lines.

        The Company expects it may encounter additional competition in the future from firms offering outsourcing of information technology services, from purveyors of software products providing specialized applications not offered by the Company and from the development and/or operation of in-house system by pharmaceutical companies. Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources than those of the Company. Some of the Company's competitors are part of large corporate groups with significantly greater resources and broader technology bases than those of the Company. For example, Sales Technologies, Inc. is owned by Cognizant Corporation. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results or financial condition.

RELIANCE ON COMPETITORS FOR MARKET DATA

        Current market data on the sales of ethical pharmaceutical products is an important element for the operation of Dendrite ETM systems, which the Company's customers use to guide and organize their sales forces and marketing efforts. There are currently few sources of such data in the United States, Europe and the Pacific Rim. Three of the leading purveyors of such market information in the United States or elsewhere compete with the Company either directly or through affiliates in the market for ETM systems. Were these purveyors of market information to require that pharmaceutical companies also utilize their information management services (or those of their affiliates) instead of the Company's, the Company's business, operating results and financial condition would be materially and adversely affected.

INTERNATIONAL OPERATIONS

        Currently, the Company's products are marketed in over 16 countries.
The United States, the United Kingdom and France are the Company's main markets. Approximately 44%, 48% and 52% of the Company's total revenues were generated outside the United States during the years ended December 31, 1994, 1995 and 1996, respectively. Services provided by Dendrite's foreign branches and subsidiaries are billed in local currency. License fees for Dendrite products are billed in U.S. dollars regardless of where they originate. The Company expects the export segment of its business to grow and to continue to account for a material part of its revenues. Licensing software in may foreign countries is subject to risks inherent in international business activities. Risks include general economic conditions in each such country, the effect of applicable foreign tax structures, tariff and trade regulations, difficulties in obtaining local license, the difficulty of managing an organization spread over various jurisdictions, unexpected changes in regulatory environments, complying with a variety of foreign laws and regulations and any adverse changes in the political environments in any such countries. In addition, laws in foreign countries may not always provide protection for the Company's proprietary rights in its software products. Providing specialized system support services outside the United States paid for in local currencies carries the additional risk of currency fluctuation and may also affect the net income, if any, reported by the Company. Operating results generated in local currencies are translated into U.S. dollars at the average currency exchange rate in effect for each financial reporting period.

DEPENDENCE ON KEY PERSONNEL; MANAGEMENT OF GROWTH

        The success of the Company depends to a significant extent upon the contributions of its executive officers, particularly its President and Chief Executive Officer, John E. Bailye, and key sales, technical and customer service personnel. The Company maintains a $3 million key man insurance policy on Mr.Bailye, the proceeds of which are payable to the Company. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense. The Company has at times experienced difficulty in recruiting qualified personnel and there can be no assurance that the Company will not experience such difficulties in the future. Any such difficulties could adversely affect the Company's business, operating results and financial condition.

     All of the Company's executive officers and technical employees and a significant number of sales employees have entered into non-competition agreements with the Company. The laws governing such non-competition agreements vary in different jurisdictions and are evolving. The enforceability of such agreements in any case will depend upon all of the facts and circumstances, including the jurisdiction in which enforcement is sought. In some cases these agreements might be unenforceable, a result that could have a material adverse effect on the Company.

     To manage growth effectively, the Company must continue to strengthen its operational, financial and management information systems, and expand, train and manage its work force. There can be no assurance that the Company will be able to do so on a timely basis. Failure to do so effectively and on a timely basis could have a material adverse effect upon the Company's business, operating results and financial condition.


  DEPENDENCE ON PROPRIETARY TECHNOLOGY


     The Company relies on a combination of trade secret, copyright and trademark laws, non-disclosure and other contractual agreements, and technical measures to protect its proprietary rights in its products. There can be no assurance that the steps taken by the Company will prevent misappropriation of this technology. Further, there can be no assurance that such protective steps will preclude competitors from developing products with features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation involving the imposition of damages or injunctive relief against the Company, any of which could materially and adversely affect the Company's business, operating results and financial condition.


  CONCENTRATION OF STOCK OWNERSHIP


     The Company's present directors, executive officers and principal stockholders beneficially own a significant portion of the Common Stock. As a result, such persons are likely to have the practical ability to elect the Board of Directors and to control voting on all matters requiring the approval of the Company's stockholders. Accordingly, such persons will be able to control the management of the Company and its affairs and business. Such concentration of ownership may also have the effect of delaying, deferring or preventing a change in control of the Company.



ITEM 2.   PROPERTIES.


  Dendrite leases a 101,500 square foot headquarters building in Morristown, New Jersey and a 3,600 square foot warehouse in Morris Plains, New Jersey. The Company also leases a total of 47,800 square feet in eleven (excluding) Morris Plains locations in Australia, Belgium, Brazil, France, Germany, Italy, Japan, New Zealand, Portugal, Spain and the United Kingdom for its full service sales offices, customer support and data centers. The Company believes that existing facilities are adequate for its current needs and that adequate space will be available as needed.

  File servers located at Dendrite facilities are maintained in a secured area and are subject to regular audit and inspection by the customers. Except for the Dendrite file servers on which customers rent space, most clients requires that its file server be kept entirely separate from the file servers of all other customers. All customers require that their databases be kept strictly separate from the databases of all other customers.

ITEM 3.   LEGAL PROCEEDINGS.

  The Company is occasionally involved in litigation relating to personnel and other claims arising in the ordinary course of business. Dendrite is not currently engaged in any legal proceedings which are expected, individually or in the aggregate, to have a materially adverse effect on the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Information regarding the market prices of the Company's common stock and the market for that stock may be found on page 28 of the Company's 1996 Annual Report to Shareholders, which page is incorporated herein by reference.

     Additional information concerning dividends may be found on page 14 of the Company's 1996 Annual Report to Shareholders, which page is incorporated herein by reference.


ITEM 6.     SELECTED FINANCIAL DATA.

     Selected financial data for the Company is set forth on page 9 of the Company's 1996 Annual Report to Shareholders, which page is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     A discussion of the Company's financial condition, changes in financial condition and results of operations is found on pages 10 - 14 of the Company's 1996 Annual Report to Shareholders. Such pages are incorporated herein by reference.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company, together with the report thereon of the independent public accountants, and the unaudited "Selected Quarterly Operating Results" are set forth on pages 15 - 28 of the Company's 1996 Annual Report to Shareholders, which pages are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

  With the exception of the information incorporated by reference in Parts I and II of this Form 10-K, the Company's 1996 Annual Report to Shareholders is not to be deemed filed as part of this report.



                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors and executive officers of the Company will be set forth in the Registrant's Notice of Annual Meeting of Shareholders and Proxy Statement, expected to be dated on or about April 18, 1997 (the "Proxy Statement"), which information is incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION.

  Information regarding the Company's compensation of its directors and executive officers will be set forth in the Proxy Statement, which information is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management will be set forth in the Proxy Statement, which information is incorporated herein by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding transactions with the Company's directors and executive officers will be set forth in the Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)     The following documents are filed as part of this report:

  1.      Financial Statements:


                                                                 PAGE IN ANNUAL
                                                                   REPORT TO
                                                                  SHAREHOLDERS
                                                                 --------------
Report of Independent Public Accountants......................         27


Consolidated Balance Sheets...................................         15


Consolidated Statements of Operations.........................         16


Consolidated Statements of Redeemable Convertible
Preferred Stock and Stockholder' Equity (Deficit).............         17


Consolidated Statements of Cash Flows.........................         18


Notes to Consolidated Financial Statements....................      19 - 26

  2.  Financial Statement Schedules:

      None.

3.     Exhibits:

         3.1 Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission June 30, 1996)

         3.2 By-laws of the Company, as amended (incorporated herein by reference to the Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed with the Commission November 13, 1995)

         4.1 Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, filed with the Commission May 17,
                    1995)

         4.2 Registration Rights Agreement dated October 2, 1991 between the several purchasers named therein and the Company (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

         4.3 Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated herein by reference to Exhibit 4.3 of Amendment 1 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.1 Master License Agreement with Eli Lilly and Company dated December 18, 1991 (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.2 Software Maintenance Agreement with Eli Lilly and Company dated December 18, 1991 (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.3 Source Material Escrow Agreement with Eli Lilly and Company dated December 18, 1991 (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.4 Master Service Agreement with Eli Lilly and Company dated December 18, 1991 (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.5 Addenda to Master License Agreement with Eli Lilly and Company dated June 1, 1993, June 17, 1993 and October 25, 1993, respectively (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.6 Master Service Agreement with Eli Lilly and Company Limited (New Zealand) dated February 15, 1995 (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, filed with the Commission May 17,
                    1995)

        10.7 Host Computer Agreement with Eli Lilly and Company Limited (New Zealand) dated February 15, 1995 (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, filed with the Commission May 17,
                    1995)

        10.8 Master Service Agreement with Eli Lilly Italia, S.p.A. dated January 17, 1994 (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.9        Software Maintenance Agreement with Eli Lilly Italia, S.p.A.
                    dated January 17, 1994 (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.10 Customer Agreement with Lilly Industries Limited dated September 24, 1990 (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.11 Software Maintenance Agreement with Eli Lilly UK Ltd. dated July 21, 1992 (incorporated herein by reference to Exhibit
                    10.11 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.12 Source Material Escrow Agreement with Lilly Industries Ltd. (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.13 Master Service Agreement with Lilly Industries Ltd. dated June 25, 1992 (incorporated herein by reference to Exhibit
                    10.13 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.14 Master Software License Agreement with Lilly Deutschland GmbH and Beiersdorf Lilly GmbH dated July 19, 1994 (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.15 Master Software Maintenance Agreement with Lilly Deutschland GmbH and Beiersdorf-Lilly GmbH dated July 19, 1994 (incorporated herein by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.16 Master Software Development Agreement with Lilly-Deutschland GmbH and Beiersdorf-Lilly GmbH dated July 19, 1994 (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.17 Host Computer Agreement with Lilly Deutschland GmbH and Beiersdorf-Lilly GmbH dated July 19, 1994 (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.18 Master Service Agreement with Lilly Deutschland GmbH and Beiersdorf-Lilly GmbH dated July 19, 1994 (incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.19 Customer Agreement with Johnson & Johnson dated July 16, 1990 (incorporated herein by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.20 Master Host Computer Agreement with Johnson & Johnson dated September 22, 1992 (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.21 Master License Agreement with Johnson & Johnson dated September 22, 1992 (incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.22 Master Software Maintenance Agreement with Johnson & Johnson dated September 22, 1992 (incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.23 Master Service Agreement with Johnson & Johnson (incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.24 Master Software Maintenance Agreement with Pfizer Inc. dated December 29, 1994 (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.25 Master Software License Agreement with Pfizer Inc. dated December 29, 1994 (incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.26 Master Service Agreement with Pfizer Inc. dated December 29, 1994 (incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.27 Source Material Escrow Agreement with Pfizer Inc. dated March 10, 1995 (incorporated herein by reference to Exhibit
                    10.27 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.28 Host Computer Agreement with Pfizer Inc. dated September 26, 1994 (incorporated herein by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.29 Master License Agreement with Pfizer Inc. dated August 17, 1992 (incorporated herein by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.30 Master Service Agreement with Pfizer Canada, Inc. dated April 22, 1994 (incorporated herein by reference to Exhibit
                    10.30 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.31 Master Service Agreement with Pfizer Chemical, K.K. (Japan) dated June 15, 1992 (incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.32 Master License Agreement with Pfizer Pharmaceuticals, Inc. (Japan) dated November 17, 1992 (incorporated herein by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1, filed with the Commission May 17,
                    1995)

        10.33 Services List with Pfizer Ltd. dated August 17, 1994 (incorporated herein by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.34 Master Capitation Agreement with Rhone-Poulenc Rorer Inc. dated July 29, 1994 (incorporated herein by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.35 Master Customer Support Service Agreement with Rhone-Poulenc Rorer Inc., dated July 29, 1994 (incorporated herein by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1, filed with the Commission May 17,
                    1995)

        10.36       January 1992 Stock Plan (incorporated herein by reference to
                    Exhibit 10.36 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.37 October 1992 Stock Option Plan for Senior Management (incorporated herein by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.38 Indemnification Agreement of Paul A. Margolis dated as of January 1, 1992 (incorporated herein by reference to Exhibit
                    10.38 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.39 Lease of 1200 Mount Kemble Avenue, Morristown, New Jersey (incorporated herein by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.40 Employment Agreement dated October 2, 1991 with John E. Bailye, as amended (the "Bailye Employment Agreement") (incorporated herein by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.41 Credit Agreement with The Chase Manhattan Bank, N.A. dated as of May 5, 1995 (incorporated herein by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

        10.42 Master Software License Agreement with Pfizer Italiana SpA. dated December 1994 (incorporated by reference to Exhibit
                    10.43 to the Company's Registration Statement on Form S-1, filed with the Commission February 5, 1996)

        10.43 Master Software License Agreement with Laboratorios Pfizer Ltda. dated September 29, 1995 (incorporated herein by reference to Exhibit 10.44 to the Company's Registration Statement on Form S-1, filed with the Commission February 5,
                    1996)

        10.44 Master Service Agreement with Pfizer Ltd. dated December 1, 1992, as extended by letters dated August 12, 1994 and April 14, 1995 (incorporated herein by reference to Exhibit 10.45 to the Company's Registration Statement on Form S-1, filed with the Commission February 5, 1996)

        10.45 Master Software Maintenance Agreement with Bristol-Myers Squibb Company dated December 20, 1995 (incorporated herein by reference to Exhibit 10.46 to the Company's Registration Statement on Form S-1, filed with the Commission February 5,
                    1996)

        10.46 Master Software License Agreement with Bristol-Myers Squibb Company dated December 20, 1995 (incorporated herein by reference to Exhibit 10.47 to the Company's Registration Statement on Form S-1, filed with the Commission February 5,
                    1996)

        10.47 Employment Agreement dated July 9, 1990 with John LaHaye (incorporated herein by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-1, filed with the Commission February 5, 1996)

        10.48 Employment Agreement dated December 15, 1988 with Bruce Savage (incorporated herein by reference to Exhibit 10.49 to the Company's Registration Statement on Form S-1, filed with the Commission February 5, 1996)

        10.49 Employment Agreement dated October 1, 1991 with Teresa F. Winslow (incorporated herein by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-1, filed with the Commission February 5, 1996)

        10.50 Employment Agreement dated June 8, 1988 with Charles Warczakowski (incorporated herein by reference to Exhibit
                    10.51 to the Company's Registration Statement on Form S-1, filed with the Commission February 5, 1996)

        10.51       Employment Agreement dated January 22, 1996 with Christopher
                    J. French

        10.52       Dendrite 401(k) Retirement Savings Plan
        -----       ---------------------------------------

           13 The Company's 1996 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference

           21       Subsidiaries of the Registrant

           23       Consent of Independent Public Accountants

           27       Financial Data Schedule

         99.5       Employment Agreement

(b) Reports on Form 8-K.

    None.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        DENDRITE INTERNATIONAL, INC.





Date:   March 31, 1997            By:  /s/ John E. Bailye
                                       -------------------------------------
                                       John E. Bailye
                                       Chief Executive Officer and President



  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


Name                                  Title                          Date
-----                                 -----                          ----



/s/ John E. Bailye                    Chief Executive Officer,       __________
--------------------------------
John E. Bailye                        President and Director
                                      (Principal Executive Officer)



/s/ Charles C. Warczakowski           Vice President, Finance        __________
--------------------------------
Charles C. Warczakowski               and Treasurer
                                      (Principal Financial Officer
                                      and Principal Accounting Officer)


/s/ John H. Martinson                 Director                       __________
--------------------------------
John H. Martinson



/s/ Bernard M. Goldsmith              Director                       __________
--------------------------------
Bernard M. Goldsmith



/s/ Paul A. Margolis                     Director                    __________
--------------------
Paul A. Margolis

                                 EXHIBIT INDEX




                                  Exhibit

 Exhibit No.
   3.1 Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission June 30,1996)

   3.2 By-laws of the Company, as amended (incorporated herein by reference to the Exhibit to the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995)

   4.1 Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, filed with the Commission May 17,
                    1995)

   4.2 Registration Rights Agreement dated October 2, 1991 between the several purchasers named therein and the Company (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

   4.3 Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated herein by reference to Exhibit 4.3 of Amendment 1 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

  10.1 Master License Agreement with Eli Lilly and Company dated December 18, 1991 (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

  10.2 Software Maintenance Agreement with Eli Lilly and Company dated December 18, 1991 (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

  10.3 Source Material Escrow Agreement with Eli Lilly and Company dated December 18, 1991 (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

  10.4 Master Service Agreement with Eli Lilly and Company dated December 18, 1991 (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

  10.5 Addenda to Master License Agreement with Eli Lilly and Company dated June 1, 1993, June 17, 1993 and October 25, 1993, respectively (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

  10.6 Master Service Agreement with Eli Lilly and Company Limited (New Zealand) dated February 15, 1995 (incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, filed with the Commission May 17,
                    1995)

  10.7 Host Computer Agreement with Eli Lilly and Company Limited (New Zealand) dated February 15, 1995 (incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, filed with the Commission May 17,
                    1995)

  10.8 Master Service Agreement with Eli Lilly Italia, S.p.A. dated January 17, 1994 (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

  10.9
                    Software Maintenance Agreement with Eli Lilly Italia, S.p.A. dated January 17, 1994 (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

 Exhibit No.                        Exhibit
    10.10 Customer Agreement with Lilly Industries Limited dated September 24, 1990 (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

    10.11 Software Maintenance Agreement with Eli Lilly UK Ltd. dated July 21, 1992 (incorporated herein by reference to Exhibit
                    10.11 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

    10.12           Source Material Escrow Agreement with Lilly Industries Ltd.
                    (incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

    10.13 Master Service Agreement with Lilly Industries Ltd. dated June 25, 1992 (incorporated herein by reference to Exhibit
                    10.13 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

    10.14 Master Software License Agreement with Lilly Deutschland GmbH and Beiersdorf-Lilly GmbH dated July 19, 1994 (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

    10.15 Master Software Maintenance Agreement with Lilly Deutschland GmbH and Beiersdorf-Lilly GmbH dated July 19, 1994 (incorporated herein b reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

    10.16 Master Software Development Agreement with Lilly-Deutschland GmbH and Beiersdorf-Lilly GmbH dated July 19, 1994 (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

    10.17 Host Computer Agreement with Lilly Deutschland GmbH and Beiersdorf-Lilly GmbH dated July 19, 1994 (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

    10.18 Master Service Agreement with Lilly Deutschland GmbH and Beiersdorf-Lilly GmbH dated July 19, 1994 (incorporated herein by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

    10.19 Customer Agreement with Johnson & Johnson dated July 16, 1990 (incorporated herein by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

    10.20 Master Host Computer Agreement with Johnson & Johnson dated September 22, 1992 (incorporated herein by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

    10.21 Master License Agreement with Johnson & Johnson dated September 22, 1992 (incorporated herein by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

    10.22 Master Software Maintenance Agreement with Johnson & Johnson dated September 22, 1992 (incorporated herein by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

    10.23 Master Service Agreement with Johnson & Johnson (incorporated herein by reference to Exhibit 10.23 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

Exhibit No.                         Exhibit
   10.24 Master Software Maintenance Agreement with Pfizer Inc. dated December 29, 1994 (incorporated herein by reference to Exhibit 10.24 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)


   10.25 Master Software License Agreement with Pfizer Inc. dated December 29, 1994 (incorporated herein by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)


   10.26 Master Service Agreement with Pfizer Inc. dated December 29, 1994 (incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)


   10.27 Source Material Escrow Agreement with Pfizer Inc. dated March 10, 1995 (incorporated herein by reference to Exhibit
                    10.27 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)


   10.28 Host Computer Agreement with Pfizer Inc. dated September 26, 1994 (incorporated herein by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)


   10.29 Master License Agreement with Pfizer Inc. dated August 17, 1992 (incorporated herein by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

   10.30 Master Service Agreement with Pfizer Canada, Inc. dated April 22, 1994 (incorporated herein by reference to Exhibit
                    10.30 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

   10.31 Master Service Agreement with Pfizer Chemical, K.K. (Japan) dated June 15, 1992 (incorporated herein by reference to Exhibit 10.31 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

   10.32            Master License Agreement with Pfizer Pharmaceuticals, Inc.
                    (Japan) dated November 17, 1992 (incorporated herein by reference to Exhibit 10.32 to the Company's Registration Statement on Form S-1, filed with the Commission May 17,
                    1995)

   10.33 Services List with Pfizer Ltd. dated August 17, 1994 (incorporated herein by reference to Exhibit 10.33 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

   10.34            Master Capitation Agreement with Rhone-Poulenc Rorer Inc.
                    dated July 29, 1994 (incorporated herein by reference to Exhibit 10.34 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

   10.35 Master Customer Support Service Agreement with Rhone-Poulenc Rorer Inc., dated July 29, 1994 (incorporated herein by reference to Exhibit 10.35 to the Company's Registration Statement on Form S-1, filed with the Commission May 17,
                    1995)

   10.36            January 1992 Stock Plan (incorporated herein by reference to
                    Exhibit 10.36 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

   10.37 October 1992 Stock Option Plan for Senior Management (incorporated herein by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

 Exhibit No.                          Exhibit
   10.38 Indemnification Agreement of Paul A. Margolis dated as of January 1, 1992 (incorporated herein by reference to Exhibit
                    10.38 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)


   10.39 Lease of 1200 Mount Kemble Avenue, Morristown, New Jersey (incorporated herein by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)


   10.40            Employment Agreement dated October 2, 1991 with John E.
                    Bailye, as amended (the ''Bailye Employment Agreement'') (incorporated herein by reference to Exhibit 10.41 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)


   10.41 Credit Agreement with The Chase Manhattan Bank, N.A. dated as of May 5, 1995 (incorporated by reference to Exhibit
                    10.42 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)


   10.42            Master Software License Agreement with Pfizer Italiana SpA.
                    dated December 1994 (incorporated by reference to Exhibit
                    10.43 to the Company's Registration on Form S-1 filed with the Commission February 5, 1996)


   10.43 Master Software License Agreement with Laboratorios Pfizer Ltda. dated September 29, 1995 (incorporated by reference to
                    Exhibit 10.44 to the Company's Registration on Form S-1 filed with the Commission February 5, 1996)


   10.44 Master Service Agreement with Pfizer Ltd. dated December 1, 1992, as extended by letters dated August 12, 1994 and April 14, 1995 (incorporated by reference to Exhibit 10.45 to the Company's Registration on Form S-1 filed with the Commission February 5, 1996)


   10.45 Master Software Maintenance Agreement with Bristol-Myers Squibb Company dated December 20, 1995 (incorporated by reference to Exhibit 10.46 to the Company's Registration on Form S-1 filed with the Commission February 5, 1996)


   10.46 Master Software License Agreement with Bristol-Myers Squibb Company dated December 20, 1995 (incorporated by reference to Exhibit 10.47 to the Company's Registration on Form S-1 filed with the Commission February 5, 1996)


   10.47 Employment Agreement dated July 9, 1990 with John LaHaye (incorporated herein by reference to Exhibit 10.48 to the Company's Registration on Form S-1 filed with the Commission February 5, 1996)


   10.48 Employment Agreement dated December 15, 1988 with Bruce Savage (incorporated by reference to Exhibit 10.49 to the Company's Registration on Form S-1 filed with the Commission February 5, 1996)


   10.49            Employment Agreement dated October 1, 1991 with Teresa F.
                    Winslow (incorporated by reference to Exhibit 10.50 to the Company's Registration on Form S-1 filed with the Commission February 5, 1996)


   10.50 Employment Agreement dated June 8, 1988 with Charles Warczakowski (incorporated by reference to Exhibit 10.51 to the Company's Registration on Form S-1 filed with the Commission February 5, 1996)

 Exhibit No.                                   Exhibit
  10.51             Employment Agreement dated January 22, 1996 with Christopher
                    J. French

  10.52             Dendrite 401(k) Retirement Savings Plan


   13 The Company's 1995 Annual Report to Stockholders, certain portions of which have been incorporated herein by reference

   21.              Subsidiaries of the Registrant

   23               Consent of Independent Public Accountants

   27               Financial Data Schedule

 99.5               Employment Agreement