Form 10-Q
period 1997-03-31
DENDRITE INTERNATIONAL INC
filed 1997-05-15
CIK 880321

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended      March 31, 1997
                      -----------------------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from  _______________________

Commission File Number   0-26138
                       --------------

                         Dendrite International, Inc.
                         ----------------------------
            (Exact name of registrant as specified in its charter)

            New Jersey                                            22-2786386
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                            ----------------------

                            1200 Mt. Kemble Avenue
                             Morristown, NJ  07960
                                 201-425-1200

                            ----------------------

                  (Address, including zip code and telephone
                 number (including area code) of registrant's
                         principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days
y   X    n ____
  -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                   Shares Outstanding at May  13, 1997
     ---------------------         -----------------------------------
         Common Stock                          11,142,631
                                               ----------


================================================================================

                         DENDRITE INTERNATIONAL, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION
------------------------------

  ITEM 1. Financial Statements (unaudited)                                             PAGE NO.
                                                                                       --------
          Consolidated Statements of Operations
            Three months ended March 31, 1997 and 1996................................     3

          Consolidated Balance Sheets
            March 31, 1997 and December 31, 1996......................................     4

          Consolidated Statements of Cash Flows
            Three months ended March 31, 1997 and 1996................................     5

          Notes to Consolidated Financial Statements..................................     6

  ITEM 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................................     7

PART II - OTHER INFORMATION
---------------------------

  ITEM 6. Exhibits and Reports on Form 8-K............................................    11

          Signatures..................................................................    11

PART 1 - FINANCIAL INFORMATION
------------------------------

     Item 1.  Financial Statements




                         DENDRITE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                               Three Months Ended
                                                    March 31,
                                                    ---------
                                               1997          1996
                                             --------      ---------
REVENUES:
 License fees                                $ 1,094        $ 1,873
 Services                                     15,548         12,351
                                           ---------     ----------
                                              16,642         14,224
                                           ---------     ----------

COST OF REVENUES:
 Cost of license fees                            273            185
 Cost of services                              9,208          5,782
                                           ---------     ----------
                                               9,481          5,967
                                           ---------     ----------

     Gross margin                              7,161          8,257
                                           ---------     ----------

OPERATING EXPENSES:
      Selling, general and administrative      6,373          5,235
      Research and development                 1,270          1,520
                                           ---------     ----------
                                               7,643          6,755
                                           ---------     ----------

     Operating income (loss)                    (482)         1,502

INTEREST EXPENSE                                   5              3
OTHER EXPENSE                                    (76)          (237)
                                           ---------     ----------

     Income (loss) before income taxes          (411)         1,736

INCOME TAXES (Benefit)                          (145)           661
                                           ---------     ----------

NET INCOME (Loss)                            $  (266)       $ 1,075
                                           =========     ==========
NET INCOME (Loss) PER SHARE                   $(0.24)         $0.10
                                           =========     ==========
SHARES USED IN COMPUTING
  NET INCOME (Loss) PER SHARE                 11,225         11,246
                                           =========     ==========

       The accompanying notes are an integral part of these statements.

                         DENDRITE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                  (unaudited)





                                                               March 31,   December 31,
                                                                  1997       1996
                                                               ----------  ---------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                      $ 4,053    $10,912
  Short-term investments                                           7,329      8,421
  Accounts receivable                                             23,105     18,732
  Prepaid expenses and other                                       2,047      1,569
  Prepaid income taxes                                             1,397      1,397
  Deferred tax assets                                              1,457      1,457
                                                             ------------  -----------
      Total current assets                                        39,388     42,488
PROPERTY AND EQUIPMENT, net                                        3,242      3,391
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                        2,644      2,589
GOODWILL, net                                                        704        747
                                                             ------------  -----------
                                                                 $45,978    $49,215
                                                             ============  ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                2,189    $ 3,344
   Income taxes payable                                              436        584
   Accrued compensation and benefits                               2,081      2,446
   Other accrued expenses                                          3,993      3,329
   Deferred revenues                                               1,100      2,099
                                                             ------------  -----------
        Total current liabilities                                  9,799     11,802
                                                             ------------  -----------

DEFERRED RENT                                                        689        726
                                                             ------------  -----------

DEFERRED TAXES                                                     1,564      1,511
                                                             ------------  -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value, 10,000,000 shares
      authorized, none issued                                          -          -
   Common stock, no par value, 50,000,000 shares
       authorized:  11,262,131 and 11,163,631 shares issued
       and 11,142,631 and 11,163,631 outstanding                  32,139     32,198
      Retained earnings                                            4,392      4,658
   Deferred compensation                                          (1,063)    (1,227)
   Cumulative translation adjustments                               (367)      (453)

    Less Treasury Stock                                           (1,175)         -
                                                             ------------  -----------
       Total stockholders' equity                                 33,926     35,176
                                                             ------------  -----------
                                                                 $45,978    $49,215
                                                             ============  ===========

The accompanying notes are an integral part of these statements.

                         DENDRITE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                                 ---------
                                                                         1997           1996
                                                                        -------        -------

OPERATING ACTIVITIES:
Net income (loss)                                                     $  (266)       $ 1,075
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                          340            446
   Changes in assets and liabilities:
      Increase in accounts receivable                                  (4,373)          (560)
      (Increase) decrease in prepaid expenses and other                  (478)           186
      Increase (decrease) in accounts payable and accrued expenses       (856)           774
      Decrease in deferred rent                                           (37)           143
      Increase (decrease) in income taxes payable                        (148)        (2,105)
      Increase (decrease) in deferred revenues                           (999)           318
                                                                    ---------     ----------
         Net cash provided by (used in) operating activities           (6,817)           277
                                                                    ---------     ----------

INVESTING ACTIVITIES:
  Purchases of short-term investments                                    (535)        (1,261)
  Sales of short-term investments                                       1,627          2,206
  Purchases of property and equipment                                     (22)           (72)
  Additions to capitalized software development costs                    (181)          (285)
                                                                    ---------     ----------
         Net cash provided by (used in) investing activities              889            588
                                                                    ---------     ----------

FINANCING ACTIVITIES:
  Issuance of Common Stock from stock
    offering, net                                                           -          4,450
  Purchase of Treasury Stock                                           (1,175)             -
  Issuance of Common Stock                                                 90            141
                                                                    ---------     ----------
         Net cash provided used in financing activities                (1,085)         4,591
                                                                    ---------     ----------
                                                                    ---------     ----------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                           154             (4)
                                                                    ---------     ----------
NET INCREASE/(DECREASE) IN CASH                                        (6,859)         5,452
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         10,912         11,530
                                                                    ---------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 4,053        $16,982
                                                                    =========     ==========

       The accompanying notes are an integral part of these statements.

                         DENDRITE INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

          The consolidated financial statements as of March 31, 1997 and for the three month period ended March 31, 1997 and 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in this report on Form 10-Q. Reference should be made to the Form 10-K as of and for the year ended December 31, 1996 for Dendrite International, Inc. and subsidiaries, the Company, for additional disclosures including a summary of the Company's accounting policy.

          In the opinion of management, the consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

2.   SALE OF COMMON STOCK

           The Company consummated a public offering of its Common Stock which closed on March 13, 1996. The Company offered and sold 300,000 shares of Common Stock at a public offering price of $18.25 per share. The net proceeds to the Company from the public offering, after payment of offering expenses, were approximately $4,295,000. An additional 2,805,000 shares of Common Stock (including 405,000 shares purchased by the underwriters upon the exercise in full of over-allotment options) were offered and sold by certain stockholders of the Company. The Company did not receive any proceeds from the sale of shares by selling stockholders.

3.    NET INCOME (LOSS) PER SHARE COMPUTATION

           Net income (loss) per share was calculated by dividing net income
      (loss) by the weighted average number of common shares and dilutive common share equivalents (computed using the treasury stock method) outstanding during the period, except where anti-dilutive.

4.     ACQUISITION OF SRCI

           On May 1, 1996, the Company acquired 100% of the capital stock of SRCI, S.A., (SRCI) for approximately $3,198,000 and transaction costs of $302,000. The purchase was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed of SRCI based on their fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles. The company assigned $2,640,000 to in-process research and development and such amount was written-off in the three months ended June 30, 1996. The Company also recorded $860,000 as goodwill. SRCI's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

5. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which the Company is required to adopt for both interim and annual periods ending after December 5, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of proforma EPS amounts computed is required. The adoption of SFAS 128 would have no impact for the periods presented.

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

           The Company generates revenues from two sources: fees from support services and license fees. Service revenues, which account for a substantial majority of the Company's revenues, consist of fees from a wide variety of contracted services which the Company makes available to its customers, generally under multi-year contracts. Implementation fees are generated from services provided to design and implement the ETM solution for the customer. Technical and hardware support fees are derived from services related to the operation of the customer's file server and from the provision of ongoing technical and customer service support including customization of the software following implementation. Sales force support fees are derived from organizing and managing support for the customer's sales force.

           License fees are charged by the Company for use of its proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, territory covered and the number of functions in the particular system licensed by the customer. The Company recognizes one-time license fees as revenue using the percentage of completion method over a period of time that commences on the date of delivery of the software to the licensee and ends on the date that initial customization, as defined in each contract, is complete. For license contracts that contain customer acceptance provisions, revenue is not recognized until such time as the acceptance provisions are satisfied. To date there have been no instances in which customer acceptance provisions have led to nonpayment of license fees. Additional license fees are payable when customers agree to license additional functions or enhancements, acquired an upgraded version of the Company's software and/or when the maximum number of users or initial geographic coverage is exceeded. The Company has, in the past, made available an alternative license fee arrangement known as a "capitation" agreement under which the customer licenses Dendrite software and upgrades for an increasing preset annual charge over a specified term (currently up to 10 years). The fee in these cases encompasses all users in all geographic regions, and covers all maintenance fees and upgrades. One customer has executed a capitation agreement to date.

           Currently, the Company's products are marketed in over 16 countries. The United States, the United Kingdom and France are the Company's main markets. Approximately 44% and 42% of the Company's total revenues were generated outside the United States during the periods ended March 31, 1996 and March 31, 1997 respectively. Services provided by Dendrite's foreign branches and subsidiaries are billed in local currency. License fees for Dendrite products are billed in U.S. dollars regardless of where they originate. The Company expects its foreign operations to grow and to continue to account for a material part of its revenues. Operating results generated in local currencies are translated into United States dollars at the average exchange rate in effect for the reporting period.

           The Company markets its products and services to customer personnel in their management information services department and in either their sales management or sales administration department. However, senior management or even the board of directors of a customer may be involved due to the costs involved. The Company believes that its customers and potential customers may make detailed financial analyses of these costs and the expected benefits to them of licensing a Dendrite ETM system, although the results of such analyses generally are not disclosed to the Company.

      Results of Operations
      ---------------------

       THREE MONTHS ENDED MARCH 31, 1996 AND 1997

           REVENUES. Total revenues increased $2,418,000 or 17% from $14,224,000 in the three months ended March 31, 1996 to $16,642,000 in the three months ended March 31, 1997 as a result of an increase in the installed base of Dendrite systems, both from new and existing customers for Dendrite Pharmaceutical and the acquisition of SRCI in May, 1996. Fluctuations in the Company's revenues depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of contracts, delays in customer acceptance of the Company's software, the length of the sales cycless, customer budget changes and changes in pricing policy by the Company or its competitors.

           License fee revenues decreased to $1,094,000 in the three months ended March 31, 1997 from $1,873,000 in the three months ended March 31, 1996. This decrease was primarily attributable to the recognition of revenue related to one time license fees for a major worldwide client during the period ending March 31, 1996. The Company typically expects to realize a greater percentage of its license fee revenues for the year in the last two quarters of the year with a lower percentage in the first two quarters of the year.

           Service revenues increased 26% from $12,351,000 in the three months ended March 31, 1996 to $15,548,000 in the three months ended March 31, 1997. These quarterly increases in service revenues are primarily the result of an increase in the Company's installed base of Dendrite systems both from new and existing customers and, to a lesser extent, the increased marketing of services to SRCI S.A.'s customers into the consumer packaged goods market.

           COST OF REVENUES. Cost of revenues increased 59% from $5,967,000 in the three months ended March 31, 1996 to $9,481,000 in the three months ended March 31, 1997 primarily due to an increase in the number of service representatives and technical staff and, to a lesser extent, an increase in associated support costs as a result of the delayed implementations from the last quarter.

           Cost of license fees represent the amortization of capitalized software development costs. Cost of license fees increased from $185,000 in the three months ended March 31, 1996 to $273,000 in the three months ended March 31, 1997. This increase was due to the amortization of software development costs capitalized in 1996 which began to be amortized in 1997.

           Cost of services increased from $5,782,000 in the three months ended March 31, 1996 to $9,208,000 in the three months ended March 31, 1997. As a percentage of service revenues, cost of services increased from 47% of service revenues for the three months ended March 31, 1996 to 59% of service revenues for the three months ended March 31, 1997. This increase was attributable to hiring personnel for training, customer service and technical support for the seven customer delayed implementations discussed above, and to higher costs associated with retaining a significant number of independent contractors to complete client deliverables.

           SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased 22% from $5,235,000 in the three months ended March 31, 1996 to $6,373,000 in the three months ended March 31, 1997. As a percentage of revenues, SG&A expenses increased from 37% for the three months ended March 31, 1996 to 38% for the three months ended March 31, 1997. This increase was primarily attributable to increased staff and, to a lesser extent, an increase in facilities growth to support operations and sales.

           RESEARCH AND DEVELOPMENT. Research and development expenses decreased 16% from $1,520,000 in the three months ended March 31, 1996 to $1,270,000 in the three months ended March 31, 1997, while decreasing to 8% as a percentage of revenues. The decrease in research and development expenses in 1997 is attributed to the winding down of efforts required on development of the Company's Series 6 software product.

           PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate was 35% for the three months ended March 31, 1997 as compared to a provision of 39% for the three months ended March 31, 1996.

      VARIABILITY OF QUARTERLY RESULTS

           Fluctuations in the Company's quarterly revenues depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of contracts, delays in customer acceptance of the Company's software, the length of the sales cycle, customer budget changes and changes in the pricing policy by the Company or its competitors. The Company establishes its expenditure levels for product development and other operating expenses based in large part on its expected future revenues. As a result, should revenues fall below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues. In addition, the Company's quarterly revenues from software license fees and related income may vary due to seasonal and cyclical factors. The Company typically realizes a greater percentage of its license fees and service revenues for the year in the second half of the year with a lower percentage in the first half. However, the interplay between this seasonal pattern and the long selling cycles for the Company's products means that actual results may vary from this expectation for a given year. In the future, to the extent the percentage of revenue from service revenues from existing customers of the Company continues to increase, seasonal and cyclical trends in the Company's revenues may be reduced.


      LIQUIDITY AND CAPITAL RESOURCES

           The Company has historically financed its operations primarily through cash generated by operations. Net cash used in operating activities was $6,817,000 during the three months ended March 31, 1997 compared to cash provided by operating activities of $277,000 during the three months ended March 31, 1996. Cash used in operating activities for the three months ended March 31, 1997 increased compared to the three months ended March 31, 1997 primarily due to the net loss and an increase in accounts receivable, decreases in accounts payable and deferred revenue.

           The Company had $889,000 of cash provided by investing activities in the first three months of 1997 compared to $588,000 in the first three months of 1996. The increase is primarily attributable to a reduction in investment purchases during the quarter. The Company's net cash provided by financing activities has been limited to the issuance of common stock from the exercise of stock options issued under the Corporation's 1992 Stock Plan.

           The Company maintains a $5,000,000 revolving line of credit agreement with Chase Manhattan Bank N.A. The agreement provides for borrowings up to $1,000,000 in local currencies directly by the Company or certain of its overseas subsidiaries and is available to finance working capital needs and possible future acquisitions. The $5,000,000 line of credit is secured by substantially all of the Company's assets. The $5,000,000 line of credit agreement requires the Company to maintain a minimum consolidated net worth, among other covenants, measured quarterly which is equal to the Company's net worth as of December 31, 1994 plus 50% of net income earned after December 31, 1994. This covenant has the effect of limiting the amount of cash dividends the Company may pay. At March 31, 1997 there were no borrowings outstanding under the agreement.

           At March 31, 1997, the Company's working capital was approximately $29,589,000. The Company has no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases. The Company believes that the proceeds from the offering, available funds, anticipated cash flows from operations and its line of credit will satisfy the Company's projected working capital and capital expenditure requirements through at least the next two years.

       Item 6.  Exhibits and Reports on Form 8-K


            (a) The Company is furnishing the following exhibit in connection with this report:

                     10.1 Employment Agreement dated as of March 25, 1997 with John E. Bailye.

            (b) The Company did not file any Reports on Form 8-K during the quarter for which this report is filed.



                                  Signatures


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      Date:  May 15, 1996


                                    DENDRITE INTERNATIONAL, INC.
                                    (Registrant)



                                    By: /s/ John E. Bailye
                                        -------------------------------------
                                        John E. Bailye, President and
                                        Chief Executive Officer



                                    By: /s/ Charles Warczakowski
                                        ------------------------------------
                                        Charles Warczakowski, V. P. Finance and
                                        Treasurer (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.                                 Exhibit
-----------                                 -------

 10.1 Employment Agreement dated as of March 25, 1997 with John E. Bailye