Form 10-Q/A
period 1997-03-31
DENDRITE INTERNATIONAL INC
filed 1997-05-16
CIK 880321

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  Form 10-Q/A

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

PART 1 - FINANCIAL INFORMATION
------------------------------

     Item 1.  Financial Statements




                         DENDRITE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (unaudited)

                                               Three Months Ended
                                                    March 31,
                                                    ---------
                                               1997          1996
                                             --------      ---------
REVENUES:
 License fees                                $ 1,094        $ 1,873
 Services                                     15,548         12,351
                                           ---------     ----------
                                              16,642         14,224
                                           ---------     ----------

COST OF REVENUES:
 Cost of license fees                            273            185
 Cost of services                              9,208          5,782
                                           ---------     ----------
                                               9,481          5,967
                                           ---------     ----------

     Gross margin                              7,161          8,257
                                           ---------     ----------

OPERATING EXPENSES:
      Selling, general and administrative      6,373          5,235
      Research and development                 1,270          1,520
                                           ---------     ----------
                                               7,643          6,755
                                           ---------     ----------

     Operating income (loss)                    (482)         1,502

INTEREST EXPENSE                                   5              3
OTHER EXPENSE                                    (76)          (237)
                                           ---------     ----------

     Income (loss) before income taxes          (411)         1,736

INCOME TAXES (Benefit)                          (145)           661
                                           ---------     ----------

NET INCOME (Loss)                            $  (266)       $ 1,075
                                           =========     ==========
NET INCOME (Loss) PER SHARE                   $(.024)         $0.10
                                           =========     ==========
SHARES USED IN COMPUTING
  NET INCOME (Loss) PER SHARE                 11,225         11,246
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


      Date:  May 16, 1996


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