Form 10-Q
period 1997-06-30
DENDRITE INTERNATIONAL INC
filed 1997-08-14
CIK 880321

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarter ended JUNE 30, 1997.
                           --------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from  _______________________

     Commission File Number 0-26138
                            -------

                          DENDRITE INTERNATIONAL, INC.
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
             ------------------------------------------------------

          NEW JERSEY                                  22-2786386
          ----------                                  ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                              __________________
                            1200 Mt. Kemble Avenue
                             Morristown, NJ  07960
                                 973-425-1200
                              __________________

                  (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE
                 NUMBER (INCLUDING AREA CODE) OF REGISTRANT'S
                         PRINCIPAL EXECUTIVE OFFICES)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days
Y [X]  N _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            CLASS               SHARES OUTSTANDING AT AUGUST  12, 1997
            -----               --------------------------------------
         Common Stock                        11,099,781

================================================================================

                         DENDRITE INTERNATIONAL, INC.

                                     INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                                   PAGE NO.
                                                                                 -------
          Consolidated Statements of Operations  (unaudited)
             Three months and six months ended June 30, 1997 and 1996...........    3

          Consolidated Balance Sheets
              June 30, 1997 (unaudited) and December 31, 1996...................    4

          Consolidated Statements of Cash Flows (unaudited)
              Six months ended June 30, 1997 and 1996...........................    5

          Notes to Consolidated Financial Statements............................    6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................    7

PART II -- OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders...................   11

ITEM 5.   Other Information.....................................................   11

ITEM 6.   Exhibits and Reports on Form 8-K......................................   11

          Signatures............................................................   12

PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         DENDRITE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                              -------                     -------
                                        1997          1996           1997         1996
                                        ----          ----           ----         ----
REVENUES:
 License fees                         $ 1,725       $ 2,241         $ 2,819     $ 4,114
 Services                              16,342        15,019          31,890      27,370
                                       ------        ------          ------      ------
                                       18,067        17,260          34,709      31,484
                                       ------        ------          ------      ------

COST OF REVENUES:
 Cost of license fees                     392           184             664         369
 Cost of services                       7,654         7,011          16,862      12,793
                                       ------        ------          ------      ------
                                        8,046         7,195          17,526      13,162
                                       ------        ------          ------      ------

 Gross margin                          10,021        10,065          17,183      18,322
                                       ------        ------          ------      ------

OPERATING EXPENSES:
 Selling, general and administrative    7,636         6,764          14,010      11,999
 Research and development               1,332         1,480           2,602       3,000
 Write off of in-process
   research and development costs         -           2,640               -       2,640
                                       ------        ------          ------      ------

                                        8,968        10,884          16,612      17,639
                                       ------        ------          ------      ------

 Operating income (loss)                1,053          (819)            571         683

INTEREST INCOME                          (131)         (279)           (266)       (516)
OTHER EXPENSE                              95           106             159         109
                                           --           ---             ---         ---

 Income (loss) before income taxes      1,089          (646)            678       1,090

INCOME TAXES                              442           765             297       1,426
                                          ---           ---             ---       -----
NET INCOME (LOSS)                     $   647       $(1,411)        $   381     $  (336)
                                          ===         =====             ===         ===
NET INCOME (LOSS) PER SHARE           $  0.06       $ (0.13)        $  0.03     $ (0.03)
                                         ====          ====            ====        ====
SHARES USED IN COMPUTING
 NET INCOME (LOSS) PER SHARE           11,416        11,121          11,435      10,962
                                       ======        ======          ======      ======

        The accompanying notes are an integral part of these statements.

                         DENDRITE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              JUNE 30,       DECEMBER 31,
                                                                1997            1996
                                                                ----            ----
                                                             (UNAUDITED)
                                                             -----------
     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $10,505        $10,912
  Short-term investments                                          3,356          8,421
  Accounts receivable                                            20,801         18,732
  Prepaid expenses and other                                      1,955          1,569
  Prepaid income taxes                                            1,397          1,397
  Deferred tax assets                                             1,203          1,203
                                                                -------        -------
     Total current assets                                        39,217         42,234
PROPERTY AND EQUIPMENT, net                                       3,476          3,391
DEFERRED TAXES                                                      254            254
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                       2,559          2,589
GOODWILL, net                                                       677            747
                                                                -------        -------
                                                                $46,183        $49,215
                                                                =======        =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                1,415        $ 3,344
  Income taxes payable                                              133            584
  Accrued compensation and benefits                               1,682          2,446
  Other accrued expenses                                          4,681          3,329
  Deferred revenues                                               2,235          2,099
                                                                -------        -------
     Total current liabilities                                   10,146         11,802
                                                                -------        -------

DEFERRED RENT                                                       619            726
                                                                -------        -------

DEFERRED TAXES                                                    1,561          1,511
                                                                -------        -------

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares
     authorized, none issued                                         --             --
  Common stock, no par value, 50,000,000 shares
     authorized:  11,300,281 and 11,163,631 shares issued
     and 11,099,781 and 11,163,631 outstanding                   32,170         32,198
  Retained earnings                                               5,039          4,658
  Deferred compensation                                            (978)        (1,227)
  Cumulative translation adjustments                               (447)          (453)

  Less Treasury Stock                                             (1927)            --
                                                                -------        -------
      Total stockholders equity                                  33,857         35,176
                                                                -------        -------
                                                                $46,183        $49,215
                                                                =======        =======

       The accompanying notes are an integral part of these statements.

                         DENDRITE INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                                    --------
                                                                                 1997       1996
                                                                                 ----       ----
OPERATING ACTIVITIES:
Net income (loss)                                                              $   381   $  (336)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
   Depreciation and amortization                                                   810     1,007
   Deferred income taxes (benefit)                                                  --       (48)
   Write off of in-process research and development costs                           --     2,640
   Changes in assets and liabilities:
     Increase in accounts receivable                                            (2,069)   (3,889)
     (Increase) decrease in prepaid expenses and other                            (386)      (65)
     Increase (decrease) in accounts payable and accrued expenses               (1,341)    3,594
     Increase (decrease) in deferred rent                                         (107)      179
     Increase (decrease) in income taxes payable                                  (451)   (2,447)
     Increase (decrease) in deferred revenues                                      136       705
                                                                               -------   -------
        Net cash provided by (used in) operating activities                     (3,027)    1,340

INVESTING ACTIVITIES:
 Purchases of short-term investments                                            (1,085)   (3,651)
 Sales of short-term investments                                                 6,370     2,621
 Payment for purchase of SRCI                                                       --    (3,500)
 Purchases of property and equipment                                              (587)     (407)
 Additions to capitalized software development costs                              (574)     (609)
                                                                               -------   -------
        Net cash provided by (used in) investing activities                      4,124    (5,546)


FINANCING ACTIVITIES:
 Issuance of Common Stock from stock
   offering, net                                                                    --     4,282
 Purchase of treasury stock                                                     (1,927)
 Issuance of common stock                                                           96       162
                                                                               -------   -------
        Net cash provided by (used in) financing activities                     (1,831)    4,444

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                    327     (111)
                                                                               -------   -------
NET INCREASE/(DECREASE) IN CASH                                                   (407)      127
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  10,912    11,530
                                                                               -------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $10,505   $11,657
                                                                               =======   =======

       The accompanying notes are an integral part of these statements.

                         DENDRITE INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

          The consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 for Dendrite International, Inc. and its subsidiaries (the "Company") are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in this Quarterly Report on Form 10-Q. Reference should also be made to the Company's Annual Report on Form 10-K as of and for the year ended December 31, 1996 for additional disclosures concerning the Company, including a summary of the Company's accounting policies.

          In the opinion of management, the consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

2.   SALE OF COMMON STOCK

          The Company consummated a public offering of 300,000 shares of its Common Stock on March 13, 1996 at a public offering price of $18.25 per share. The net proceeds to the Company from the public offering, after payment of offering expenses, were approximately $4,282,000. An additional 2,805,000 shares of Common Stock (including 405,000 shares purchased by the underwriters upon the exercise in full of over-allotment options) were offered and sold by certain stockholders of the Company. The Company did not receive any proceeds from the sale of shares by selling stockholders.

3.   NET INCOME (LOSS) PER SHARE COMPUTATION

          Net income (loss) per share was calculated by dividing net income
     (loss) by the weighted average number of common shares and dilutive common share equivalents (computed using the treasury stock method) outstanding during the period, except where anti-dilutive.

4.   ACQUISITION OF SRCI

          On May 1, 1996, the Company acquired 100% of the capital stock of SRCI, S.A., ("SRCI") for approximately $3,198,000 and transaction costs of $302,000. The purchase was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed of SRCI based on their fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles. The Company assigned $2,640,000 to in-process research and development and such amount was written-off in the six months ended June 30, 1996. The Company also recorded $860,000 as goodwill. SRCI's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

5.   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 128

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards, (SFAS) No. 128, "Earnings Per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of proforma EPS amounts computed is required. The adoption of SFAS No.128 would have no impact for the periods presented.

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

          License fees are charged by the Company for use of its proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, territory covered and the number of functions in the particular system licensed by the customer. The Company recognizes one-time license fees as revenue using the percentage of completion method over a period of time that commences with execution of the license agreement and concludes with the completion of customization. For license contracts that contain customer acceptance provisions, revenue is not recognized until such time as the acceptance provisions are satisfied. Additional license fees are payable when customers agree to license additional functions or enhancements, acquire an upgraded version of the Company's software and/or when the maximum number of users or initial geographic coverage is exceeded. The Company has, in the past, made available an alternative license fee arrangement known as a "capitation" agreement under which the customer licenses Dendrite software and upgrades for an increasing preset annual charge over a specified term (currently up to 10 years). The fee in these cases encompasses all users in all geographic regions, and covers all maintenance fees and upgrades.

          Currently, the Company's products are marketed in over 16 countries. The United States, the United Kingdom and France are the Company's main markets. Approximately 60% and 52% of the Company's total revenues were generated outside the United States during the three month periods ended June 30, 1996 and June 30, 1997 respectively. Services provided by Dendrite's foreign branches and subsidiaries are billed in local currency. License fees for Dendrite products are billed in U.S. dollars regardless of where they originate. The Company expects its foreign operations to grow and to continue to account for a material part of its revenues. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period.



     Results of Operations

     THREE MONTHS ENDED JUNE 30, 1996 AND 1997

          REVENUES. Total revenues increased $807,000 or 5% from $17,260,000 in the three months ended June 30, 1996 to $18,067,000 in the three months ended June 30, 1997.

          License fee revenues decreased by 23% or $516,000 to $1,725,000 in the three months ended June 30, 1997 from $2,241,000 in the three months ended June 30, 1996. This decrease was primarily attributable to the recognition of revenue related to one time license fees for a major European client during the period ending June 30, 1996, partially offset by the inclusion of revenue associated with the resale of third party software in the period ending June 30, 1997.

          Service revenues increased 9% from $15,019,000 in the three months ended June 30, 1996 to $16,342,000 in the three months ended June 30, 1997. This quarterly increase in service revenues is primarily the result of an increase in the Company's installed base of Dendrite ETM systems with new and existing customers and, to a lesser extent, the inclusion of a full quarter of SRCI's results for the second quarter 1997.

          COST OF REVENUES. Cost of revenues increased 12% from $7,195,000 in the three months ended June 30, 1996 to $8,046,000 in the three months ended June 30, 1997.

          Cost of license fees increased from $184,000 in the three months ended June 30, 1996 to $392,000 in the three months ended June 30, 1997. Cost of license fees for the most recent period represent the amortization of capitalized software of $272,000, up $88,000 from the period ending
     June 30, 1996 and third party software license fees of $120,000. These increases were primarily due to the increase in the company's installed base of Dendrite ETM systems.

          Cost of services increased from $7,011,000 in the three months ended June 30, 1996 to $7,654,000 in the three months ended June 30, 1997. This is primarily due to an increase in the number of service representatives and technical staff to support current client activity and, to a lesser extent, maintaining core staffing levels to accommodate planned client needs in the next quarter and later in the year. As a percentage of service revenues, cost of services remained at 47% of service revenues for the three months ended June 30, 1996 and the three months ended June 30, 1997. Cost of services were reduced due to a correction of $307,000 relating to the misclassification of G&A expense in the first quarter of 1997. Without this correction, cost of services would have been $7,961,000 or nearly 49% of service revenues.


          SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased 13% from $6,764,000 in the three months ended June 30, 1996 to $7,636,000 in the three months ended June 30, 1997. As a percentage of revenues, SG&A expenses increased from 39% for the three months ended June 30, 1996 to 42% for the three months ended June 30, 1997. This increase was primarily attributable to increased staff, costs associated with some management changes in Europe and the U.S. and, to a lesser extent, an increase in facilities growth to support operations and sales. In addition, as discussed above, a reclassification from cost of revenues to SG&A was made in the current period to correct a first quarter 1997 adjustment which understated SG&A expense. SG&A expense would have been lower by $307,000 or $7,329,000 and 41% of revenues for the three months ending June 30, 1997.

          RESEARCH AND DEVELOPMENT. Research and development expenses decreased 10% from $1,480,000 in the three months ended June 30, 1996 to $1,332,000 in the three months ended June 30, 1997, representing 7% as a percentage of revenues in the current period. The decrease in research and development expenses in 1997 is consistent with the Company's previously discussed intentions, as peak development efforts associated with several new software products wind down.

          PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate is 41% for the three months ended June 30, 1997 as compared to 38% for the three months ended June 30, 1996. This increase is due to the goodwill amortization in the current period which is a non-deductible item.

     SIX MONTHS ENDED JUNE 30, 1996 AND 1997

          REVENUES. Total revenues increased $3,225,000 or 10% from $31,484,000 in the six months ended June 30, 1996 to $34,709,000 in the six months ended June 30, 1997.

          License fee revenues decreased 31% to $2,819,000 in the six months ended June 30, 1997 from $4,114,000 in the six months ended June 30, 1996. This decrease was primarily attributable to the recognition of revenue related to one time license fees for a major European client and the expansion of existing worldwide clients during the period ending June 30, 1996.

          Service revenues increased 17% from $27,370,000 in the six months ended June 30, 1996 to $31,890,000 in the six months ended June 30, 1997. This increase in service revenues is primarily the result of an increase in the Company's installed base of Dendrite ETM systems with new and existing customers and, the inclusion of SRCI financial results for the six months ending June 30, 1997 vs. two months in the period ending June 30, 1996.

          COST OF REVENUES. Cost of revenues increased 33% from $13,162,000 in the six months ended June 30, 1996 to $17,526,000 in the six months ended June 30, 1997.

          Cost of license fees increased from $369,000 in the six months ended June 30, 1996 to $664,000 in the six months ended June 30, 1997. Cost of license fees for the most recent period represent the amortization of capitalized software of $544,000 and third party software license fees of $120,000. This increase was due to higher amortization of capitalized software development costs and third party software license fees that resulted from the increase in the company's installed base of Dendrite ETM systems.

          Cost of services increased from $12,793,000 in the six months ended June 30, 1996 to $16,862,000 in the six months ended June 30, 1997. This increase is primarily due to an increase in the resources necessary to support client activity associated with customer delayed implementations from 1996, and, to a lesser extent, maintaining core staffing levels to accommodate planned client needs in the next quarter and later in the year. As a percentage of service revenues, cost of services increased from 47% of service revenues for the six months ended June 30, 1996 to 53% of service revenues for the six months ended June 30, 1997.

          SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased 17% from $11,999,000 in the six months ended June 30, 1996 to $14,010,000 in the six months ended June 30, 1997. As a percentage of revenues, SG&A expenses increased from 38% for the six months ended June 30, 1996 to 40% for the six months ended June 30, 1997. This increase was primarily attributable to increased staff, costs associated with the European and U.S. reorganizations, and, to a lesser extent, an increase in facilities growth to support operations and sales.

          RESEARCH AND DEVELOPMENT. Research and development expenses decreased 13% from $3,000,000 in the six months ended June 30, 1996 to $2,602,000 in the six months ended June 30, 1997, while it decreased to 7% as a percentage of revenues. The decrease in research and development expenses reflects the reduction of effort as peak development on several new software products winds down.

          PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate is 44% for the six months ended June 30, 1997 as compared to 38% for the six months ended June 30, 1996. This increase is a result of goodwill amortization related to the SRCI acquisition in the prior year and is a non-deductible item.

     VARIABILITY OF QUARTERLY RESULTS

          Fluctuations in the Company's quarterly revenues depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of contracts, delays in customer installations of the Company's software, the length of the sales cycle, customer budget changes and changes in the pricing policy by the Company or its competitors. The Company establishes its expenditure levels for product development and other operating expenses based in large part on its expected future revenues. As a result, should revenues fall below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues. In addition, the Company's quarterly revenues from software license fees and related income may vary due to seasonal and cyclical factors. The Company typically realizes a greater percentage of its license fees and service revenues for the year in the second half of the year with a lower percentage in the first half. However, the interplay between this seasonal pattern and the long selling cycles for the Company's products means that actual results may vary from this expectation for a given year. In the future, to the extent the percentage of revenue from service revenues from existing customers of the Company continues to increase, seasonal and cyclical trends in the Company's revenues may be reduced.

     LIQUIDITY AND CAPITAL RESOURCES

          The Company has historically financed its operations primarily through cash generated by operations. Net cash used in operating activities was $3,027,000 during the six months ended June 30, 1997 compared to cash provided by operating activities of $1,340,000 during the six months ended June 30, 1996. Cash provided by operating activities for the six months ended June 30, 1997 decreased compared to the six months ended June 30, 1996 primarily due to an increase in prepaid expenses, in addition to a decrease in accounts payable.

          The Company had $4,124,000 of cash provided by investing activities in the first six months of 1997 compared to $5,546,000 of cash used in investing activities in the first six months of 1996. The increase is primarily attributable to a reduction in investment purchases during the current year and the payment for the acquisition of SRCI, S.A. which occurred in the second quarter of 1996. The change in the Company's net cash provided by financing activities is due to the public offering in the six months ending June 30, 1996, the stock buy-back during the six months ending June 1997, and, to a lesser extent, the exercise of stock options issued under the Corporation's existing options plans.

          The Company maintains a $5,000,000 revolving line of credit agreement with Chase Manhattan Bank N.A. The agreement provides for borrowings up to $1,000,000 in local currencies directly by the Company or certain of its overseas subsidiaries and is available to finance working capital needs and possible future acquisitions. The $5,000,000 line of credit is secured by substantially all of the Company's assets. The $5,000,000 line of credit agreement requires the Company to maintain a minimum consolidated net worth, among other covenants, measured quarterly which is equal to the Company's net worth as of December 31, 1994 plus 50% of net income earned after December 31, 1994. This covenant has the effect of limiting the amount of cash dividends the Company may pay. At June 30, 1997 there were no borrowings outstanding under the agreement.

          At June 30, 1997, the Company's working capital was approximately $29,071,000. The Company has no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 20, 1997, the Company held its 1997 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following four individuals were elected to the Company's Board of Directors: John E. Bailye, Bernard M. Goldsmith, John H. Martinson, and Paul A. Margolis. In addition, at the Annual Meeting the shareholders of the Company approved the following two proposals:
(1) A proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997; and
(2) A proposal to approve the Company's 1997 Employee Stock Purchase Plan. The results of the voting in the Company's election of directors and on the foregoing two proposals are set forth below.

Election of Directors:

Nominee                       For            Withheld
-------                       ---            --------

John E. Bailye                9,430,464      20,400
Bernard M. Goldsmith          9,430,464      20,400
John H. Martinson             9,430,464      20,400
Paul A. Margolis              9,430,464      20,400

Ratification of Appointment
of Arthur Anderson LLP

          For                 Against        Abstentions
          ---                 -------        -----------

          9,448,364           2,500          0

Adoption of the Company's 1997 Employee
Stock Purchase Plan

          For                 Against        Abstentions
          ---                 -------        -----------

          8,624,254           826,410        200

  Item 5.   Other Information

     On July 24, 1997, Edward Kfoury was appointed to fill a vacancy on the Company's Board of Directors.

     On July 24, 1997, the Company's Board of Directors adopted the Company's 1997 Stock Incentive Plan, final approval of which is conditional upon approval by the Company's shareholders.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) The Company is furnishing the following exhibits in connection with this report:

               10.1 Employment Agreement dated as of June 2, 1997 with George
                    Robson

               10.2 Employment Agreement dated as of June 9, 1997, with Mark
                    Cieplik

               10.3 1997 Employee Stock Purchase Plan

               10.4 1997 Stock Incentive Plan

          (b) The Company did not file any Reports on Form 8-K during the quarter for which this report is filed.

                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:  August 14, 1997

                                   DENDRITE INTERNATIONAL, INC.
                                   (REGISTRANT)

                                   By: /s/ John E. Bailye
                                   ---------------------------------------------
                                       John E. Bailye, President and
                                       Chief Executive Officer



                                   By: /s/ George Robson
                                   ---------------------------------------------
                                       George Robson, Senior Vice President and
                                       Chief Financial Officer