Form 10-Q
period 1997-09-30
DENDRITE INTERNATIONAL INC
filed 1997-11-14
CIK 880321

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q



 X     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934 For the quarter ended    SEPTEMBER 30, 1997 .

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
---    Exchange Act of 1934

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

                         ___________________________
                            1200 Mt. Kemble Avenue
                             Morristown, NJ  07960
                                 973-425-1200
                         ___________________________

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

Y  X        N
  ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            CLASS                SHARES OUTSTANDING AT NOVEMBER 12, 1997
            -----                ---------------------------------------

           Common Stock                          11,122,344


================================================================================

                         DENDRITE INTERNATIONAL, INC.

                                     INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1.   Financial Statements  (unaudited)                                      PAGE NO.
                                                                                 --------
          Consolidated Statements of Operations
               Three months and nine months ended September 30, 1997 and 1996....   3

          Consolidated Balance Sheets
               September 30, 1997 and December 31, 1996..........................   4

          Consolidated Statements of Cash Flows
               Nine months ended September 30, 1997 and 1996.....................   5

          Notes to Consolidated Financial Statements.............................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................   7

PART II -- OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.......................................  12

          Signatures.............................................................  12

PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         DENDRITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                  -------------              -------------
                                              1997            1996         1997           1996
                                              ----            ----         ----           ----
REVENUES:
  License fees                             $ 2,370         $ 3,532      $ 5,189        $ 7,646
  Services                                  17,998          15,065       49,888         42,435
                                           -------         -------      -------        -------
                                            20,368          18,597       55,077         50,081
                                           -------         -------      -------        -------

COST OF REVENUES:
  Cost of license fees                         729             185        1,393            554
  Cost of services                           8,132           7,112       24,994         19,904
                                           -------         -------      -------        -------
                                             8,861           7,297       26,387         20,458
                                           -------         -------      -------        -------

     Gross margin                           11,507          11,300       28,690         29,623
                                           -------         -------      -------        -------

OPERATING EXPENSES:
  Selling, general and administrative        7,678           6,817       21,688         18,816
  Research and development                   1,269           2,115        3,871          5,115
  Write off of in-process
     research and development                    -               -            -          2,640
                                           -------         -------      -------        -------

                                             8,947           8,932       25,559         26,571
                                           -------         -------      -------        -------

     Operating income                        2,560           2,368        3,131          3,052

INTEREST INCOME                               (100)           (386)        (366)          (896)
OTHER EXPENSE                                   21               3          180            106
                                           -------         -------      -------        -------

     Income before income taxes              2,639           2,751        3,317          3,842

INCOME TAXES                                 1,047           1,066        1,344          2,491
                                           -------         -------      -------        -------
NET INCOME                                 $ 1,592         $ 1,685      $ 1,973        $ 1,351
                                           =======         =======      =======        =======
NET INCOME PER SHARE                         $0.14           $0.15        $0.17          $0.12
                                           =======         =======      =======        =======
SHARES USED IN COMPUTING
  NET INCOME PER SHARE                      11,616          11,489       11,509         11,464
                                           =======         =======      =======        =======

        The accompanying notes are an integral part of these statements.

                         DENDRITE INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 1997           1996
                                                            -------------   ------------
     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $ 9,999        $10,912
  Short-term investments                                            2,614          8,421
  Accounts receivable                                              24,842         18,732
  Prepaid expenses and other                                        2,260          1,569
  Prepaid income taxes                                              1,397          1,397
  Deferred tax assets                                               1,178          1,203
                                                                  -------        -------
     Total current assets                                          42,290         42,234
PROPERTY AND EQUIPMENT, net                                         3,354          3,391
DEFERRED TAXES                                                        254            254
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net                         2,468          2,589
GOODWILL, net                                                         618            747
                                                                  -------        -------
                                                                  $48,984        $49,215
                                                                  =======        =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                  1,493        $ 3,344
  Income taxes payable                                              1,257            584
  Accrued compensation and benefits                                 3,122          2,446
  Other accrued expenses                                            3,834          3,329
  Deferred revenues                                                 1,588          2,099
                                                                  -------        -------
     Total current liabilities                                     11,294         11,802
                                                                  -------        -------

DEFERRED RENT                                                         598            726
                                                                  -------        -------

DEFERRED TAXES                                                      1,559          1,511
                                                                  -------        -------

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares
     authorized, none issued                                           --             --
  Common stock, no par value, 50,000,000 shares
     authorized:  11,322,844 and 11,163,631 shares issued
     and 11,122,344 and 11,163,631 outstanding                     32,516         32,198
  Retained earnings                                                 6,631          4,658
  Unrealized gain on short-term investments                             6             --
  Deferred compensation                                            (1,063)        (1,227)
  Cumulative translation adjustments                                 (630)          (453)
  Less Treasury Stock                                              (1,927)            --
                                                                  -------        -------
        Total stockholders' equity                                 35,533         35,176
                                                                  -------        -------
                                                                  $48,984        $49,215
                                                                  =======        =======

        The accompanying notes are an integral part of these statements.

                         DENDRITE INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                  (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          --------------------------
                                                                              1997            1996
                                                                          ----------        --------
OPERATING ACTIVITIES:
Net income                                                                $ 1,973           $ 1,351
Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization                                          2,018             2,162
     Deferred income taxes (benefit)                                           73                 0
     Write off of in-process research and development                          --             2,640
     Changes in assets and liabilities:
        Increase in accounts receivable                                    (6,110)           (8,001)
        Increase in prepaid expenses and other                               (691)             (481)
        Increase (decrease) in accounts payable and accrued expenses         (670)            2,760
        Increase (decrease) in deferred rent                                 (128)              268
        Increase (decrease) in income taxes payable                           673            (2,094)
        Decrease in deferred revenues                                        (511)           (1,658)
                                                                          -------           -------
           Net cash used in operating activities                           (3,373)           (3,053)
                                                                          -------           -------

INVESTING ACTIVITIES:
  Purchases of short-term investments                                      (2,843)           (6,040)
  Sales of short-term investments                                           8,650             6,920
  Payment for purchase of SRCI                                                 --            (3,500)
  Purchases of property and equipment                                        (918)             (810)
  Additions to capitalized software development costs                        (756)           (1,082)
                                                                          -------           -------
           Net cash provided by (used in) investing activities              4,133            (4,512)
                                                                          -------           -------

FINANCING ACTIVITIES:
  Issuance of Common Stock from stock
     offering, net                                                             --             4,395
  Purchase of treasury stock                                               (1,927)               --
  Issuance of common stock                                                    384               238
                                                                          -------           -------
           Net cash provided by (used in) financing activities             (1,543)            4,633
                                                                          -------           -------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS         (130)             (553)
                                                                          -------           -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (913)           (3,485)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             10,912            11,530
                                                                          -------           -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 9,999           $ 8,045
                                                                          =======           =======

        The accompanying notes are an integral part of these statements.

                         DENDRITE INTERNATIONAL, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (The "Company") included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three month period ended September 30, 1997. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, (SFAS) No. 128, "Earnings Per Share", which the Company is required to adopt for both interim and annual periods ending after December 5, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of proforma EPS amounts computed is required. The Company believes the adoption of SFAS 128 will have no material impact on earnings per share for the periods presented.

4.  ACQUISITION OF SRCI

     On May 1, 1996, the Company acquired 100% of the capital stock of SRCI, S.A., ("SRCI") for approximately $3,198,000 and transaction costs of $302,000. The purchase was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed of SRCI based on their fair market values at the acquisition date.
  The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles. The Company assigned $2,640,000 to in-process research and development and such amount was written-off in the nine months ended September 30, 1996. The Company also recorded $860,000 as goodwill. SRCI's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  FORWARD-LOOKING STATEMENTS

     In addition to historical information, this Form 10-Q contains forward-looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed herein and under the section entitled "Business - Certain Considerations" in the Company's Annual report on Form 10-K for the year ended December 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

     The Company succeeded in 1991 to a business co-founded in 1986 by the Company's President and Chief Executive Officer and others. That business was organized to provide comprehensive Electronic Territory Management ("ETM") solutions to be used to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the ethical pharmaceutical industry. Today, the Company's solutions combine advanced software products with a wide range of specialized support services including implementation services, technical and hardware support services and sales force support services. The Company develops, implements and services advanced ETM systems in the United States, Canada, Western Europe, Japan, Australia, New Zealand, and Brazil through its own sales, support and technical personnel located in twelve offices worldwide.

     The Company generates revenues from two sources: fees from support services and license fees. Service revenues, which account for a substantial majority of the Company's revenues, consist of fees from a wide variety of contracted services which the Company makes available to its customers, generally under multi-year contracts. Customization and implementation fees are generated from services provided to design and implement the ETM solution for the customer. Technical and hardware support fees are derived from services related to the operation of the customer's server computers and from the provision of ongoing technical and customer service support including customization of the software following initial implementation. Sales force support fees are derived from organizing and managing support for the customer's sales force.

     License fees are charged by the Company for use of its proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, territory covered and the number of functions in the particular system licensed by the customer. The Company recognizes one-time license fees as revenue using the percentage of completion method over a period of time that commences with execution of the license agreement and concludes with the completion of initial customization. For license contracts that contain customer acceptance provisions, revenue is not recognized until such time as the acceptance provisions are satisfied. Additional license fees are recognized when customers agree to license additional functions or enhancements, acquire an upgraded version of the Company's software and/or when the maximum number of users or initial geographic coverage is exceeded. The Company has, in the past, made available an alternative license fee arrangement known as a "capitation" agreement under which the customer licenses Dendrite software, software maintenance and upgrades for all users in a geographic region for an increasing preset annual charge over a specified term.

     Currently, the Company's products are installed in over 16 countries. The United States, the United Kingdom and France are the Company's main markets. Approximately 52% and 42% of the Company's total revenues were generated outside the United States during the three month periods ended September 30, 1996 and September 30, 1997 respectively. Services provided by Dendrite's foreign branches and subsidiaries are billed in local currency. License fees for Dendrite software products are billed in U.S. dollars regardless of the licensee's country of origin. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period.

  Results of Operations

  THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

     REVENUES. Total revenues increased $1,771,000 or 10% from $18,597,000 in the three months ended September 30, 1996 to $20,368,000 in the three months ended September 30, 1997.

     License fee revenues decreased by 33% or $1,162,000 to $2,370,000 in the three months ended September 30, 1997 from $3,532,000 in the three months ended September 30, 1996. This decrease was primarily attributable to the recognition of revenue related to one time license fees for a major European client during the period ending September 30, 1996, partially offset by the inclusion of $540,000 in revenue associated with the resale of third party software in the period ending September 30, 1997, and $830,000 of license fee revenue related to a major U.S. client.

     Service revenues increased 19% or $2,933,000 from $15,065,000 in the three months ended September 30, 1996 to $17,998,000 in the three months ended September 30, 1997. This quarterly increase in service revenues is primarily the result of an increase in the Company's installed base of Dendrite ETM systems with new and existing customers, which was mainly attributable to an increase of U.S. service fees in the amount of $2,383,000 or 29%.

     COST OF REVENUES. Cost of revenues increased 21% from $7,297,000 in the three months ended September 30, 1996 to $8,861,000 in the three months ended September 30, 1997.

     Cost of license fees increased from $185,000 in the three months ended September 30, 1996 to $729,000 in the three months ended September 30, 1997. Cost of license fees for the most recent period represent the amortization of capitalized software of $272,000, up $88,000 from the period ending September 30, 1996, and third party software license fees of $457,000. The increases related to the third party software costs were primarily due to the increase in client users of the Company's installed base of ETM systems.

     Cost of services increased $1,020,000 from $7,112,000 in the three months ended September 30, 1996 to $8,132,000 in the three months ended September 30, 1997. This is primarily due to an increase in the number of service representatives and technical staff over last year's levels which was necessary to support the increased client activity during such period and, to a lesser extent, to maintain staffing requirements for expected client needs for the remainder of the year. As a percentage of service revenues, cost of services decreased from 47% of service revenues for the three months ended September 30, 1996 to 45% of service revenues for the three months ended September 30, 1997. This percentage decrease results from the fact that cost of services do not rise proportionately with an increase in service revenues.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased $861,000 or 13% from $6,817,000 in the three months ended September 30, 1996 to $7,678,000 in the three months ended September 30, 1997. As a percentage of revenues, SG&A expenses increased from 37% for the three months ended September 30, 1996 to 38% for the three months ended September 30, 1997. This increase was attributable to the addition of staff members, specifically in the administration and sales areas necessary to support the continued growth in company operations.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased 40% from $2,115,000 in the three months ended September 30, 1996 to $1,269,000 in the three months ended September 30, 1997, representing 6% as a percentage of revenues in the current period. The decrease in research and development expenses in 1997 is consistent with the Company's intentions, as peak development efforts associated with several new software products wind down.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate of 40% for the three months ended September 30, 1997 as compared to 39% for the three months ended September 30, 1996.

  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

     REVENUES. Total revenues increased $4,996,000 or 10% from $50,081,000 in the nine months ended September 30, 1996 to $55,077,000 in the nine months ended September 30, 1997.

     License fee revenues decreased 32% to $5,189,000 in the nine months ended September 30, 1997 from $7,646,000 in the nine months ended September 30, 1996. This decrease was primarily attributable to the recognition of revenue related to one time license fees for two major European clients and the significant additional license revenue from existing worldwide clients during the nine months ending September 30, 1996, offset by the increase in sales of third party software.

     Service revenues increased 18% from $42,435,000 in the nine months ended September 30, 1996 to $49,888,000 in the nine months ended September 30, 1997. This increase in service revenues is primarily the result of an increase in the Company's installed base of Dendrite ETM systems with new and existing customers and, to a lesser extent, the inclusion of SRCI financial results for the nine months ending September 30, 1997 vs. five months in the period ending September 30, 1996.

        COST OF REVENUES. Cost of revenues increased 29% or $5,929,000 from $20,458,000 in the nine months ended September 30, 1996 to $26,387,000 in the nine months ended September 30, 1997.

        Cost of license fees increased $839,000 from $554,000 in the nine months ended September 30, 1996 to $1,393,000 in the nine months ended September 30, 1997. Cost of license fees for the most recent period represent the amortization of capitalized software of $818,000 and third party software license fees of $575,000. This increase was due to higher amortization of capitalized software development costs and additional third party software license fees that resulted from the increase in the company's installed base of Dendrite ETM systems.

     Cost of services increased $5,090,000 from $19,904,000 in the nine months ended September 30, 1996 to $24,994,000 in the nine months ended September 30, 1997. This increase is primarily due to an increase in the resources necessary to support client activity associated with customer delayed implementations from 1996, and, to a lesser extent, maintaining core staffing levels to accommodate the service requirements for existing and planned clients for the remainder of this year. As a percentage of service revenues, cost of services increased from 47% of service revenues for the nine months ended September 30, 1996 to 50% of service revenues for the nine months ended September 30, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased 15% or $2,872,000 from $18,816,000 in the nine months ended September 30, 1996 to $21,688,000 in the nine months ended September 30, 1997. As a percentage of revenues, SG&A expenses increased from 38% for the nine months ended September 30, 1996 to 39% for the nine months ended September 30, 1997. This increase was primarily attributable to increased staffing levels necessary to support the continued growth in Company operations.

     RESEARCH AND DEVELOPMENT. Research and development expenses decreased 24% or $1,244,000 from $5,115,000 in the nine months ended September 30, 1996 to $3,871,000 in the nine months ended September 30, 1997, while it decreased from 10% to 7% as a percentage of revenues. The decrease in research and development expenses reflects the reduction of effort as peak development on several new software products was completed in late 1996.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate was
  41% for the nine months ended September 30, 1997 as compared to 38% for the nine months ended September 30, 1996. This increase is a result of the distribution of income between subsidiaries with various tax rates.

  LIQUIDITY AND CAPITAL RESOURCES

     On January 16, 1997 the Board of Directors approved a stock buy back program initially limited to $3,000,000, which subject to further Board Review and approval could be increased to a maximum of $10,000,000, but not greater than 9% of the Company's outstanding shares. As of the nine month period ending September 30, 1997, 200,500 shares of stock for a total value of $1,927,000 have been repurchased. The Company did not repurchase any shares during the three months ended September 30, 1997.

     Net cash used in operating activities was $3,345,000 during the nine months ended September 30, 1997 compared to net cash used in operating activities of $3,053,000 during the nine months ended September 30, 1996. Cash used in operating activities for the nine months ended September 30, 1997 increased compared to the nine months ended September 30, 1996 primarily due to decreases in accounts payable, deferred revenues and a slightly lower increase in accounts receivable, partially offset by higher net income for the current period excluding the write-off of in process research and development in the nine months ending September 30, 1996.

     The Company had $4,286,000 of cash provided by investing activities in the first nine months of 1997 compared to $4,512,000 of cash used in investing activities in the first nine months of 1996. The increase is primarily attributable to a reduction in investment balances during the current year and the payment for the acquisition of SRCI, S.A. which occurred in the second quarter of 1996. The change in the Company's net cash provided by financing activities is due to the March 1996 public offering, the stock buy-back during the six months ending June 1997, and, to a lesser extent, the exercise of stock options issued under the Company's existing options plans.

     The Company maintains a $5,000,000 revolving line of credit agreement with Chase Manhattan Bank N.A. The agreement provides for borrowings up to $1,000,000 in local currencies directly by the Company or certain of its overseas subsidiaries and is available to finance working capital needs and possible future acquisitions. The $5,000,000 line of credit is secured by substantially all of the Company's assets. The $5,000,000 line of credit agreement requires the Company to maintain a minimum consolidated net worth, among other covenants, measured quarterly which is equal to the Company's net worth as of December 31, 1994 plus 50% of net income earned after December 31, 1994. This covenant has the effect of limiting the amount of cash dividends the Company may pay. At September 30, 1997 there were no borrowings outstanding under the agreement.

     At September 30, 1997, the Company's working capital was approximately $30,996,000. The Company has no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     IMPACT ON COMPANY OF CHANGES IN ETHICAL DRUG MARKET. A majority of the Company's ETM systems are currently used in connection with the marketing and sale of prescription-only drugs ("ethical pharmaceutical products" or "ethical drugs"). The market currently serviced by the Company is undergoing a number of significant changes, including (i) consolidations and mergers which may reduce the number of existing and potential customers of the Company and (ii) the increasing prescription of generic drugs, in substitution for branded drugs, produced by manufacturers which have not acquired a Company ETM system. Both of these trends may reduce the demand for the Company's pharmaceutical ETM products and services. The trend toward the reclassification of formerly prescription-only drugs to permit their over-the-counter sale, to the extent it adversely affects pharmaceutical companies, may also have a negative impact on the Company and its continued ability to increase revenues and profitability. The increasing emphasis in the United States on the delivery of healthcare through managed care organizations such as health maintenance organizations and preferred provider organizations may also adversely affect the demand for the Company's pharmaceutical ETM products and services, as may the current consolidation of the managed care industry in the United States and other changes in healthcare delivery systems occurring in other countries. The Company may also be materially affected by legislative enactments which alter the structure of, or increase regulations governing, the healthcare systems in any of the countries where Company customers and potential customers are located. There can be no assurance that the Company can respond positively to all of these and other changes in the marketplace and maintain profitability.

     POTENTIAL FOR SIGNIFICANT FLUCTUATIONS IN QUARTERLY RESULTS; SEASONALITY; LENGTHY SALES AND IMPLEMENTATION CYCLE. The Company's quarterly revenues, expenses and operating results have varied considerably in the past and are likely to vary from quarter to quarter in the future. Fluctuations in the Company's revenues depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of contracts, delays in customer acceptance of the Company's software, the length of sales cycles, customer budget changes and changes in pricing policy by the Company or its competitors. For example, the Company incurred a net loss of $3.3 million in the fourth quarter of 1996, which loss was attributable to, among other things, the delay of certain new license purchases by an existing customer, the delay of an existing client's upgrade decision, and the postponement of certain post-production implementations for an existing client in seven country sites. The Company establishes its expenditure levels for product development and other operating expenses based in large part on its expected future revenues. As a result, should revenues fall below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues.

     In addition, the Company's quarterly license fees and service revenues may vary due to seasonal and cyclical factors. Selection of an ETM system often entails an extended decision-making process for the customer because of the substantial costs and strategic implications associated with acquiring the system. Senior levels of management are often involved in this process, given the importance of the decision as well as the risks faced by the customer should a system fail or not perform as expected. Depending upon the size of the system and the associated computer hardware and software costs, senior corporate management or even the board of directors of a customer may make the final decision to license a Company ETM system. Therefore, decisions to acquire a Company ETM system involve long selling cycles, typically 12 to 18 months for larger customers, although sometimes as long as 24 months, and usually require lengthy periods of evaluation prior to full installation and roll-out. The Company typically expects to realize a greater percentage of its license fees and service revenues for the year in the second half of the year than it does in the first half. However, the interplay between this seasonal pattern and the long selling cycles for the Company's products means that actual results may vary from this expectation for a given year. In the future, to the extent the percentage of revenue from service revenues from existing customers of the Company continues to increase, seasonal and cyclical trends in the Company's revenues may be reduced.

     NEW PRODUCTS AND TECHNOLOGICAL CHANGE. The market for ETM systems is characterized by rapid change and improvements in computer hardware and software technology. The Company's future success will depend in part on its ability to enhance its current products, to introduce new products that keep pace with technological and market developments and to address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing in a timely manner product enhancements or new products that respond to the technological advances by others, or that its products will adequately and competitively address the needs of the changing marketplace. The Company released its first Microsoft(R) Windows TM based solution, Series 5, in late 1993, its second version, Series 6, in late 1994, and is preparing subsequent versions to meet anticipated operating system upgrades. Competition with respect to software products has been characterized by shortening product cycles, and there can be no assurance that the Company will not be adversely affected by this trend. If the product cycles for the Company's systems prove to be shorter than management anticipates, the Company's operating results could be adversely affected. In addition, in order to remain competitive, the Company may be required to expend a greater percentage of its revenues on product innovation and development than historically has been the case, in which case, the Company's gross profit margins and results of operations could be materially and adversely affected. In addition, products as complex as those offered by the Company may contain undetected errors or failures when first introduced or as new versions are released. Such errors have occurred in the past and there can be no assurance that, despite testing by the Company, errors will not be found in new products resulting in losses or delays which could have a material adverse effect on the Company's business, operating results and financial condition.

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

     DEPENDENCE ON MAJOR CUSTOMERS. The Company has approximately 26 pharmaceutical customers (considering all members of an affiliated group to be a single customer). The Company derived approximately 54%, 56% and 58% of its revenues in the aggregate in the years ended December 31, 1994, 1995 and 1996, respectively, from the three largest pharmaceutical customers, two of which had been among the three largest customers of the Company in terms of revenues in each of those periods. The Company believes that the costs to its major customers of switching to an ETM system offered by a competitor, or taking significant system management functions in-house would be substantial. There can be no assurance, however, that such a change will not be undertaken by one or more customers with respect to a Company ETM system or to all or some of the services offered by the Company. If such change is made by one or more of the Company's major customers, the Company's business, operating results and financial condition could be materially and adversely affected.

     RISKS FROM COMPETITION. Globally, the current market for sales and marketing information management systems of the type sold by the Company is highly competitive. Many companies offer sales force automation and ETM systems, although few focus on the pharmaceutical industry. In addition to Dendrite, the Company believes that there are approximately ten companies which supply products automating sales, marketing and customer service functions and specifically target the pharmaceutical industry. The Company believes at least three of these companies are actively selling in more than one country. In addition, the other vertical markets in which the Company markets its products possess numerous vendors who market and sell sales force automation and ETM systems. The Company believes that most of its competitors offer a variety of less customizable software products, which are typically available more rapidly than Company systems and often at a substantially lower price. In addition, competition will increase as new competitors enter the market to supply ETM systems to the pharmaceutical industry and other vertical markets and as existing competitors expand their product lines.

     The Company expects it may encounter additional competition in the future from firms offering outsourcing of information technology services, from purveyors of software products providing specialized applications not offered by the Company and from the development and/or operation of in-house systems by pharmaceutical companies. Many of the Company's competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources than those of the Company. Some of the Company's competitors are part of large corporate groups with significantly greater resources and broader technology bases than those of the Company. For example, Sales Technologies, Inc. is owned by Cognizant Corporation. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating result or financial condition.

     RELIANCE ON COMPETITORS FOR MARKET DATA. Current market data on the sales of ethical pharmaceutical products is an important element for the operation of Company ETM systems, which the Company's customers use to guide and organize their sales forces and marketing efforts. There are currently few sources of such data in the United States, Europe and the Pacific Rim. Two of the leading purveyors of such market information in the United States or elsewhere compete with the Company either directly or through affiliates in the market for ETM systems. Where these purveyors of market information to require that pharmaceutical companies also utilize their information management services (or those of their affiliates) instead of the Company's, the Company's business, operating results and financial condition would be materially and adversely affected.

     INTERNATIONAL OPERATIONS. Currently, the Company expects the portion of its business located outside of the United States to grow and to continue to account for a material part of its revenues. Licensing software in many foreign countries is subject to risks inherent in international business activities. Risks include general economic conditions in each such country, the effect of applicable foreign tax structures, tariff and trade regulations, difficulties in obtaining local licenses, the difficulty of managing an organization spread over various jurisdictions, unexpected changes in regulatory environments, complying with a variety of foreign laws and regulations and any adverse changes in the political environments in any such countries. In addition, laws in foreign countries may not always provide protection for the Company's proprietary rights in its software products. Providing specialized system support services outside the United States paid for in local currencies carries the additional risk of currency fluctuation and may also affect the net income, if any, reported by the Company.

      DEPENDENCE ON KEY PERSONNEL, MANAGEMENT OF GROWTH. The success of the Company depends to a significant extent upon the contributions of its executive officers, particularly its President and Chief Executive Officer, John E. Bailye, and key sales, technical and customer service personnel. The
Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense. The Company has at times experienced difficulty in recruiting qualified personnel and there can be no assurance that the Company will not experience such difficulties in the future. Any such difficulties could adversely affect the Company's business, operating results and financial condition. All of the Company's executive officers and technical employees and a significant number of sales employees have entered into non-competition agreements with the Company. The laws governing such non-competition agreements vary in different jurisdictions and are evolving. The enforceability of such agreements in any case will depend upon all of the facts and circumstances, including the jurisdiction in which enforcement is sought. In some cases these agreements might be unenforceable, a result that could have a material adverse effect on the Company.

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

     DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company relies on a combination of trade secret, copyright and trademark laws, non-disclosure and other contractual agreements, and technical measures to protect its proprietary rights in its products. There can be no assurance that the steps taken by the Company will prevent misappropriation of this technology. Further, there can be no assurance that such protective steps will preclude competitors from developing products with features similar to the Company's products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. The Company believes that its products and trademarks do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against the Company in the future or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation involving the imposition of damages or injunctive relief against the Company, any of which could materially and adversely affect the Company's business, operating results and financial condition.

     YEAR 2000. A substantial amount of current demand for applications software may be generated by customers in the process of replacing and upgrading applications in order to accommodate the change in date to the year 2000. Once such customers have completed such activities, the Company may experience a significant deceleration from the strong annual growth which it has historically experienced. In addition, the Company may experience increased expenses in addressing the migration of current and prospective customers to software that is year 2000 compliant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The Company is furnishing the following exhibits in connection with this report:

             10.1 Employment Agreement dated as of July 24, 1997 with Richard Bruce Savage

             10.2  1997 Stock Incentive Plan As Amended through October 21, 1997

     (b) The Company did not file any Reports on Form 8-K during the quarter for which this report is filed.

                                  Signatures

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date:  November 14, 1997

                                   DENDRITE INTERNATIONAL, INC.
                                   (REGISTRANT)

                                   By:  /s/ John E. Bailye
                                   --------------------------------------------
                                      John E. Bailye, President and
                                      Chief Executive Officer


                                   By:   /s/ George Robson
                                   --------------------------------------------
                                       George Robson, Senior Vice President and
                                       Chief Financial Officer