Form 10-K
period 1997-12-31
DENDRITE INTERNATIONAL INC
filed 1998-03-31
CIK 880321

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-K

[ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended   December 31, 1997
                          ---------------------

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from

Commission File Number   0-26138
                      --------------

                          Dendrite International, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its Charter)


          New Jersey                                     22-2786386
   ------------------------                            --------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                    ---------------------------------------

                             1200 Mt. Kemble Avenue
                             Morristown, NJ  07960
                                  973-425-1200

                    ----------------------------------------
                  (Address, including zip code, and telephone number (including area code) of registrant's principal executive office)


Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                    --------------------------------------
                          Common Stock, no par value

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

The aggregate market value of the shares of the Common Stock held by nonaffiliates of the registrant was approximately $290,533,084 based upon the average bid and ask price of the Common Stock, which was $29.25 on March 13, 1998. The number of shares of Common Stock outstanding on that date was 11,385,816.


                      DOCUMENTS INCORPORATED BY REFERENCE


                                DOCUMENT DESCRIPTION                                               10-K PART
-------------------------------------------------------------------------------------      ------------------------
Registrant's Notice of Annual Meeting of Shareholders and Proxy Statement for the                     III
 1998 fiscal year expected to be dated on or about April 18, 1998.
-------------------------------------------------------------------------------------------------------------------

                                     PART I
ITEM 1.       BUSINESS.

GENERAL

  Dendrite International, Inc. ("Dendrite" or the "Company") succeeded in 1991 to a business co-founded in 1986 by the Company's current President and Chief Executive Officer, which was organized to provide comprehensive electronic territory management ("ETM") solutions for managing, coordinating and controlling the activities of large sales forces in complex selling
environments, primarily in the ethical pharmaceutical industry.   Today, the
Company's solutions combine advanced software products with a wide range of specialized support services including customization and implementation services, technical and hardware support services and sales force support services. The Company develops, implements and services advanced ETM systems in the United States, Canada, Western Europe, Japan, Australia, New Zealand, Hong Kong, and Brazil through its own sales, support and technical personnel located in offices worldwide.

PRODUCTS AND SERVICES

  The Company's ETM systems utilize proprietary software products coupled with extensive system support services to provide its customers with the means for more efficient management of their sales forces, sales and marketing decision support tools, and operation and maintenance of their sales databases. As software products become more complex and as the sources and size of data available increase, there is a parallel need for specialized services and skills to support these products.

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

  Set forth below is a summary description of the principal functions available for the Series 6 product:

            PRINCIPAL FUNCTIONS                                          DESCRIPTION
-------------------------------------------  -------------------------------------------------------------------
Bids & Contracts/Development &               Enables pharmaceutical companies to administer and disseminate
Tracking                                     contract information relating to managed care organizations and other institutional entities


Call Reporting & Sampling/Customer Records   Provides sales representatives with reporting tools and helps enable pharmaceutical companies to control costs of complying with applicable governmental regulations associated with product sample distribution

Diary/Planner/Attendance Report              Helps optimize sales representatives' time management

Electronic Documents/Mail/                   Enables communication and facilitates coordination among
Admin/Reports/Host                           geographically dispersed business units and sales personnel
Communications

Strategic Selling for Institutional Sales    Enables pharmaceutical companies' sales teams to plan and
 Teams/Force Director(TM)                    coordinate institutional sales efforts and to deploy appropriate resources

Sales & Activity Analysis/Target Analysis    Addresses the individual representative and manager requirements for review of local market potential to construct and execute optimal sales plans

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

  The Series 6 system offers an enhanced user-friendly graphical user interface through a Microsoft(R) Windows for Workgroups(TM) or Windows95(R) environment and exploits object oriented programming technology to enhance the modular properties of this system. Series 6 software utilizes territory-based (i.e. ZIP-code or other local area) prescription sales data in providing performance analysis reports and includes modules capable of analyzing both territory-based and prescriber-level prescription sales data to permit priority targeting of physicians and others who influence the pharmaceutical prescription process.

  The Company also offers a version of its Series 6 product for license in Japan. This product is substantially similiar to the core Series 6 product except that its graphical user interface has been modified to reflect the characteristics of the Japanese ethical pharmaceutical market.

  The Company also has a significant installed base of Series 5(TM) and, to a lesser extent, Series 4(TM) software products.

  The Company's Series 5 product is similiar to its Series 6 product except that it only allows presentation of physician level prescription sales data and does not include the modules which permit analysis of both territory-based and prescriber-level prescription sales data.

  Customers using Series 5 and Series 6 products (including, the Japanese version of the Series 6 product) accounted for approximately 91.7% of the sales representatives licensed to use the Company's pharmaceutical ETM systems at December 31, 1997.

  The Company's Series 4 product is a DOS-based product. Customers using Series 4 accounted for approximately 8.3% of the sales representatives licensed to use the Company's pharmaceutical ETM systems at December 31, 1997. This product provides automated information concerning physician customers, sales call records and distribution of samples, but does not have the capability to model third-party territory-based prescription and sales data. An upgrade of a customer's system from Series 4 to Series 6 requires extensive investment in hardware and software and must be planned well in advance in order to minimize disruption of sales and marketing activities. The Company has in the past supported users of its Series 4 system, however, it now considers this product mature and will not support it in the future.

  The primary considerations for customers determining whether to upgrade include the enhanced ability of Series 6 to address the customers' evolving business needs, the significant cost of making the transition, and, to a lesser extent, the desirability of moving to a Windows graphical user interface. In addition, the Company's decision to no longer support its Series 4 product may influence customers to upgrade to Series 6. Customers determining whether to make the upgrade may consider competitors' systems. The Company is presently offering to its Series 4 customers a migration path which will enable them to upgrade to the Company's Series 6 product or, depending on the time at which the customer makes its upgrade decision, the Company's next generation product. There can be no assurance that any such migration will occur.

  The Company prices its pharmaceutical ETM systems based on the geographic area covered by the system, the system configuration and the total number of users. For example, a major pharmaceutical company which elected to license the Dendrite Series 6 software over a wide geographic area with a fairly typical number of optional enhancements, would expect to pay $2 to $5 million in license fees. The Company also charges additional one-time fees to implement the system and annual fees for continuing services.

OTHER PRODUCTS

  In addition, the Company also offers to its pharmaceutical customers the following stand-alone products: (I) Force Companion(TM), a Windows CE(TM) -based palmtop solution, which delivers critical customer information to sales representatives operating remotely; (ii) Force MultiplieRx(TM), a software product which delivers daily prescription data to sales representatives, thus enabling them to evaluate the effectiveness of their promotion and modify promotional messages according to physician needs; and (iii) Sentinel(TM), an Internet-based information delivery solution, which immediately delivers to sales organizations important information concerning key industry and enterprise-wide developments, promotional activities and market activities.

  In May 1996, Dendrite acquired SRCI S.A. ("SRCI"), France's largest provider of custom-designed ETM systems for the over-the-counter pharmaceutical ("OTC") and consumer packaged goods ("CPG") markets. SRCI's core product, NOMAD'S(TM), was translated into the English language and the Company commenced marketing it in the United States, United Kingdom and Canadian markets under the name ForceOne(TM). ForceOne contains some of the same basic functionality as the Series 6 product as well as functionality specifically created for the OTC and CPG industries. Currently, the Company is licensing version 2 of ForceOne to its customers. The structure of the Company's license and implementation fees for its over-the-counter pharmaceutical ("OTC") and consumer packaged goods ("CPG") customers are similar to those for its ethical pharmaceutical customers.

 Services

  For the year ended December 31, 1997, service revenues represented approximately 90% of total Company revenues. The Company seeks to develop long-term strategic relationships with its customers by providing value-added support in the operation of installed software systems and assistance to the customer's management in using the resulting information. To support this objective, the Company offers a wide variety of specialized services from which customers can choose, including customization and implementation services, technical and hardware support services, sales force support services and Year 2000 compliance testing services. Most customers enter into agreements covering technical support, software customization and support services and also elect to have their databases operated and maintained on a central server located at a local Dendrite data center facility. Virtually all customers sign an extended maintenance agreement which covers, among other things, software defect resolution.

  The complexity and size of the sales data and market research databases being integrated and manipulated by the Company's systems requires highly specialized information systems skills. The creation of a customer's database requires loading third party data onto a central server and encoding that data with proprietary Dendrite data links. This encoding process allows the data to be integrated into a functional sales-related database used by the Company's ETM systems. Dendrite performs these services initially for its customers to install the system, then usually continues to provide the services to manage these tasks over time. Many companies choose not to employ the information systems staff needed to manage these large, complex databases and consider the option of outsourcing these tasks to Dendrite as both economically and operationally advantageous.

  Set forth below is a summary description of the principal services offered by
Dendrite:

PRINCIPAL SERVICES        DESCRIPTION
------------------        -----------

Implementation Services   Project Management--planning the design and
                          implementation of the Dendrite system

                          Data Modeling--creation of the customer's specific version of the Company's data model, which becomes the Customer Requirements Definition

                          Customization--customization of software to meet the Customer Requirements Definition for the software components of the Dendrite ETM system

                          Database Design--creation of the customer's integrated database, including:

                          --loading and linking third party prescription sales
                            data, market research and other materials

                          --identifying geographic and/or functional (e.g.;
                            formulary) segments

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

                         Maintenance of Database--continued support of the customer's database, including:

                         --loading and linking new releases of third party data
                           purchased by the customer

                         --identifying new functional segments for data
                           analysis

                         Maintenance of Code--maintenance and updating of customized code on customer computers

                         Hardware Support--maintenance of servers and remote computer hardware (e.g., laptops and notebooks) including recapture of data on defective equipment and replacement of defective equipment

Sales Force Support
 Services Project Management--designing, organizing and managing support for customer sales forces

                         Retraining--ongoing training on use and capabilities of the system

                         Territory Realignment--assisting the customer in planning and executing realignments of sales territories or functional (e.g., formulary-based) segments to allow more effective resource allocation

                         Support Services--providing first line customer service telephone support for Dendrite's ETM systems and certain third party software for seven days a week, as many hours as requested and in the language required

                         Data Specialists -- providing proactive prescription data analysis at a territory and physician level to a customer's sales representatives for the purpose of improving sales and promotional campaigns

Year 2000 Compliance
 Testing Services        Testing of customer's sales force automation production
                         environment to determine whether it is Year 2000 compliant (i.e., accurately recognizes and processes dates beyond December 31, 1999); This testing covers not only the applicable Dendrite product, but also much of the related hardware, third party software and associated interfaces

  When a customer licenses Dendrite ETM software, the Company typically establishes an implementation services group for that customer, as well as a separate support service group composed of both customer support and technical support personnel who are generally dedicated to servicing only that customer. However, for customers with smaller sales forces or sales forces with specialized needs (e.g., non-home country language capability), the service group which services these types of customer may service more than one client. Dendrite's service groups are usually located at Dendrite's facility in the country where a significant portion of the customer's sales force is located, although the Company services its Canadian clients from its U.S. facility. This allows the service group to provide assistance locally using a common language with customer personnel. The Company provides services under contract, typically a multi-year contract. In North America, the service agreement is between the customer and Dendrite directly. Outside North America, contracts are entered into between the local customer and the Company through its local wholly-owned subsidiary or branch. Depending upon the size of the customer and the scope of services to be performed, a Dendrite dedicated service group may comprise between five and one hundred persons. The Company's relationships with its pharmaceutical customers, which result from providing services to them, have led to a growth in the range and scope of services provided to the customers and in recent years have accounted for much of the increase in the Company's service-related revenues.

  As of December 31, 1997, substantially all of the Company's service agreements were with its ethical pharmaceutical customers.

SYSTEM CONFIGURATION

   Dendrite's pharmaceutical ETM system is configured to allow information access and communication across geographically dispersed sales and marketing personnel and regional and home offices. The core of the system configuration is a central file server which stores the customer database and integrates and controls all data flow from external points, including the remote databases of the sales force and their management. Most of the servers used by Dendrite customers are manufactured by IBM, Digital Equipment Corporation or Sun Microsystems and run on UNIX(TM) or Windows NT(R) operating systems. Servers are purchased or leased by Dendrite's customers or leased for them by Dendrite. Some smaller customers lease space on Dendrite-owned servers located in various Dendrite offices worldwide.

  Remote databases are stored on laptop computers used by sales representatives in the field and updated periodically over telephone lines via modem. Regional sales managers using personal computers may access the server via wide area networks. Dendrite customers are responsible for selecting computer equipment and for deciding when to upgrade or replace it.

  Most laptop computers and all of the desktop personal computers which access Dendrite's pharmaceutical ETM system support a DOS operating system, with the Microsoft Windows for Workgroups interface on the Company's newer products. Data is managed in Series 4 using an Informix database server and a flat-file Btrieve structure on the laptops. For laptops in Series 5 and Series 6 with Microsoft Windows for Workgroups or Windows95, the Company has currently chosen a PowerBuilder(TM) graphical user interface and a Sybase SQL Anywhere(TM) relational database management system. Series 5 and Series 6 currently use an Oracle(TM) database server.

  Dendrite's pharmaceutical ETM system permits a pharmaceutical company's sales representative to send the applicable customer's server information concerning calls made and to receive information concerning upcoming calls and other sales efforts to be made later by other sales personnel of that company who share common or related customers. The server, in most cases located at one of Dendrite's facilities, contains the customer's own database of sensitive sales related information, which is maintained and operated for the customer by Dendrite.

  Dendrite's pharmaceutical ETM system is designed to provide information to those involved in sales and sales management and also to a range of other functional areas within each customer, including its senior management. For example, information directly related to sales, such as travel and expense reports, may be provided to the finance and personnel departments. Similarly, representatives in the field can provide information concerning a physician that can assist managed care sales personnel. These systems create the linkage which connects a customer's sales and management functions with other business departments.

  Dendrite's OTC and CPG ETM system is generally configured in a manner similar to Dendrite's pharmaceutical ETM system. However, OTC and CPG sales representatives may use computer hardware other than laptop and desktop personal computers to access such ETM system, such as handheld or palmtop computing devices.

ADDITIONAL INFORMATION

  For additional information regarding the Company's business, see "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKETING

Customers

  The following is a list of substantially all of the Company's current pharmaceutical customers (who either directly or through subsidiaries may be customers in one or more countries served by the Company, not necessarily including the United States):

  Abbott Laboratories                             Novo Nordisk
  Allergan                                        Parke-Davis
  Laboratorios Almirall                           Pfizer
  Bayer                                           Pharmacia/Upjohn
  Boehringer Ingelheim Pharmaceutical             Rhone-Poulenc Rorer
  Boehringer Mannheim                             Sankyo/Parke-Davis
  Bristol-Myers Squibb                            Schering A.G.
  Chauvin                                         Schering-Plough Corporation
  Glaxo Wellcome                                  3M Pharmaceuticals
  Hoechst Marion Roussell                         Servier
  Johnson & Johnson                               SmithKline Beecham
  Eli Lilly and Company                           Solvay Pharmaceuticals
  Leo Laboratories                                Takeda Pharmaceuticals
  Merck Sharp & Dohme                             Zeneca
  Novartis


  Revenues from Pfizer, Eli Lilly and Company and Rhone-Poulenc Rorer in the aggregate accounted for 56% and 58% of the Company's revenues for the years ended December 31, 1995 and December 31, 1996, respectively. Revenues from Pfizer, Johnson & Johnson and Rhone-Poulenc Rorer in the aggregate accounted for 59% of the Company's revenues for the year ended December 31, 1997. Although, in certain circumstances, the Company has separately licensed software to several affiliates of these companies and provides services to them under separately negotiated and executed contracts with local Dendrite subsidiaries and branches, the loss of all or a significant part of the business of any of these customers would have a material adverse affect on the Company.

  During 1997, the Company's consumer business group entered into customer contracts with, among others, Ralston Purina Canada, RJR Macdonald, Eugene Perma, DIM (Sara Lee), Moet & Chandon and Bacardi-Martini.

Sales and Marketing

  The Company actively markets its ETM systems and services to major ethical pharmaceutical, OTC and CPG companies in the United States, Western Europe and the Pacific Rim using regional and local sales and marketing personnel operating out of Dendrite's offices. Sales presentations are typically made to customer personnel in its management information services department and in either its sales management or sales administration department.

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

  The Company uses a business process analysis to facilitate the sales process after obtaining information from a potential customer relating to its market, its sales organization, its business plan and the identification of significant costs and problems. Dendrite works with the potential customer to identify needed product functionality, drawing upon the Company's available modules and its experience with the applicable vertical market. If solutions are not immediately available, Dendrite may offer a co-development partnership to the potential customer in order to design product functionality to meet the potential customer's needs. In this situation, Dendrite may not retain sole ownership of the completed software solution.

  The response of sales representative users of Dendrite systems is an important aspect of the Company's on-going relationships with its customers and may sometimes influence the decisions of those customers to license additional modules and/or to contract for expanded support services. Dendrite endeavors to address the concerns of sales personnel during the training portion of its Implementation Services. In addition, the experience of customer sales personnel with a Dendrite ETM system in actual use, together with interactions with those personnel as part of the ongoing Sales Force Support Services, provide positive reinforcement as to the ease of use and efficacy of Dendrite ETM systems. In addition to its policy to respond as promptly as possible in providing all contracted-for support services, the Company reviews those communications and evaluates them for indications of systemic problems or trends and provides monthly reports concerning them to the Company's customers.

  Independent consultants are occasionally retained to advise pharmaceutical and healthcare companies on their selection of an ETM system. Dendrite believes that in a number of these situations consultants have recommended Dendrite ETM systems to their clients, who subsequently became customers of the Company. Dendrite does not reimburse expenses or pay any commissions to such firms in such cases.

  The Company believes that an important marketing opportunity is presented by its relations with existing customers. Dendrite further believes that its network of American, European and Pacific Rim offices gives it the potential for expansion of license and service revenues from existing customers in countries other than the ones in which such customers currently have a Dendrite licensed ETM system. In addition, many of Dendrite's ethical pharmaceutical customers also have OTC operations which Dendrite believes gives it a competitive advantage when marketing its ETM system to such OTC operations.

  Finally, the Company has entered into several joint marketing arrangements whereby the Company and the applicable business partner have agreed to interface with each other's products and/or services. Examples of these partners and their respective products include: Proscape Technologies (multimedia detailing software); Domain Solutions (clinical trial software); PCS Health Systems (prescription data); and Source Informatics America (prescription data). In particular, with respect to the Company's partners in the prescription data business, the Company's joint marketing arrangements incentivize such partners to sell the Company's Force MultiplieRx software by providing for the payment to them of pre-determined royalties for any such sale.

COMPETITION

  Globally, the current market for sales and marketing information management systems is highly competitive. Many companies offer sales force automation and ETM systems in the ethical pharmaceutical, OTC and CPG industries. In addition to itself, the Company believes that there are approximately ten companies which supply products automating sales, marketing and customer service functions and specifically target the pharmaceutical industry. The Company believes that at least four of these companies are actively selling in more than one country. With respect to the OTC and CPG industries, there are numerous companies which supply products automating sales, marketing, and customer service functions including some companies in the customer information management business which offer different types of products under the same "banner" as Dendrite does in the ETM business. The Company believes that most of its competitors in the ethical pharmaceutical, OTC and CPG industries offer a variety of less customizable software products, which are typically available more rapidly than Dendrite systems and often at a substantially lower price. Sales force automation products differ greatly in terms of functionality, flexibility and the type of hardware platform supported. Dendrite believes that potential competitors must incur significant expense and product development time and must acquire a skilled technical staff in order to develop an integrated, customizable solution for the problems presented by complex multi-national selling environments.

  The Company estimates that in 1997 its ETM systems were licensed by approximately 19% of sales representatives from the top 50 pharmaceutical companies in the United States, Canada, Western Europe and the Pacific Rim. Because its CPG and OTC business is presently concentrated in France, the Company does not have significant worldwide market share in either of these vertical markets.


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

  In the ethical pharmaceutical vertical market, two of the Company's competitors, Sales Technologies and TVF (Cegedim), own and control, either directly or through affiliated entities, some of the proprietary data collection systems in some countries (including the United States) that provide the prescription/sales data sold to the pharmaceutical companies and which Dendrite's more recent ETM systems and related services are designed to process. It may be possible for one or more of these competitors to gain a competitive advantage in the pricing of its ETM systems for customers who are interested in purchasing the data it or its affiliates collect. Furthermore, two of the Company's competitors in the ethical pharmaceutical vertical market (Sales Technologies and Walsh International) have recently agreed to combine.
Because neither of these companies individually has a geographic scope to their business as great as Dendrite's, in the event such transaction is consummated, the Company believes that the combined company may potentially be better able to compete more equally with Dendrite on a world-wide basis.

  The Company believes that competition will increase as new competitors enter the market to supply ETM systems and as existing competitors expand their product lines or consolidate. Dendrite also expects it may encounter additional competition in the future from firms offering outsourcing of information technology services and from vendors of software products providing specialized applications not offered by the Company, including enterprise resource planning vendors and data base vendors not currently in the market space to any substantial degree. The Company also faces potential competition from its customers and potential customers, which might elect to design and install or to operate their own sales force management systems.

RESEARCH AND DEVELOPMENT

  The Company's Product Development Group is responsible for the conceptualization, development and implementation of new products internationally. This group is also responsible for enhancements for existing products, and the design of technical training and technical procedures including quality control for core systems and maintenance operations for existing customer ETM systems. The Company expended $3.8, $8.7 and $5.2 million on research and development in the years ended December 31, 1995, 1996 and 1997, respectively. The significant increase in research and development spending in 1996, particularly in the fourth quarter thereof, was attributable to, among other things, the completion of certain new products by year end, including adapting ForceOne and certain new software for the German and Japanese markets, as well as integrating the Company's product and service support with the products of its newest strategic partners. Dendrite regularly issues updated releases for its software modules and maintains a schedule of anticipated releases.

  The Company has capitalized certain costs related to the development of new software products and the enhancement of existing software products consistent with Statement of Financial Accounting Standards No. 86, ''Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed''. Capitalized software development costs net of accumulated amortization were $2,589,000 and $2,408,000, at December 31, 1996 and 1997, respectively.

PROPRIETARY RIGHTS

  The Company relies on a combination of trade secret, copyright and trademark laws; license agreements with customers containing confidentiality and other contractual protections; confidentiality agreements with consultants, vendors and suppliers; and agreements with each of its executive officers and technical employees worldwide containing confidentiality and non-disclosure provisions to protect proprietary intellectual property rights in the Dendrite software systems and services. Existing United States copyright laws provide only limited protection and even less protection may be available under foreign laws.

EMPLOYEES

  As of December 31, 1997, Dendrite employed 679 employees, 406 in the United States, 230 in Europe, 33 in the Pacific Rim and 10 in Brazil.

  The Company believes that relations with its employees are good. None of its employees is part of any collective bargaining unit. The Company believes that its future growth and success will depend upon its ability to attract and retain skilled and motivated personnel which is becoming progressively more difficult for many technology and services companies in many countries.


ITEM 2.     PROPERTIES.

  Dendrite leases a 101,500 square foot headquarters building in Morristown, New Jersey and a 5,000 square foot warehouse in Somerset, New Jersey. The Company also leases a total of 47,800 square feet in twelve locations in Australia, Belgium, Brazil, France, Germany, Italy, Japan, New Zealand, Spain and the United Kingdom for its full service sales offices, customer support and data centers. The Company believes that existing facilities are adequate for its current needs and that adequate space will be available as needed.

  File servers located at Dendrite facilities are commonly maintained in a secured area and are often subject to regular audit and inspection by the customers. Except for their Dendrite file servers on which customers rent space, most clients require that their file server be kept entirely network isolated from the file servers of all other customers. All customers require that their databases be kept strictly separate from the databases of all other customers.


ITEM 3.     LEGAL PROCEEDINGS.

  The Company is occasionally involved in litigation relating to personnel and other claims arising in the ordinary course of business. Dendrite is not currently engaged in any legal proceeding which is expected, individually or in the aggregate, to have a materially adverse effect on the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

  The Company's Common Stock, no par value, is traded on the NASDAQ National Market System (symbol-DRTE). As of March 13, 1998, there were 91 holders of record of the Company's Common Stock.

  The following table sets forth, for the periods indicated, the high and low sale prices for the Common Stock as reported by the Nasdaq National Market System.


   Period                                                        High      Low
--------------------------------------------------------------------------------
Quarter Ended March 31, 1997.................................  $11.375  $  6.75
Quarter Ended June 30, 1997..................................    17.25    8.125
Quarter Ended September 30, 1997.............................    21.50   14.625
Quarter Ended December 31, 1997..............................    22.00   15.625

The Company has never paid cash dividends on the Common Stock and has no present plans to do so.

ITEM 6.     SELECTED FINANCIAL DATA.

Selected Financial Data

                                               Year Ended December 31,
--------------------------------------------------------------------------------
                                      1993     1994     1995     1996     1997
                                    --------------------------------------------
                                        (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  License fees...................   $ 4,814  $ 6,917  $ 6,042  $ 8,774  $ 7,707
  Services.......................    22,578   32,509   48,080   57,472   70,739
                                    --------------------------------------------
                                     27,392   39,426   54,122   66,246   78,446
                                    --------------------------------------------
Costs of revenues:
  Cost of license fees...........     1,296    1,450      712      832    1,758
  Cost of services...............     9,930   14,509   21,144   29,631   34,354
                                    --------------------------------------------
                                     11,226   15,959   21,856   30,463   36,112
                                    --------------------------------------------
    Gross margin.................    16,166   23,467   32,266   35,783   42,334
                                    --------------------------------------------
Operating expenses:
  Selling, general and
   administrative................    12,035   16,392   21,252   26,440   29,905
  Research and development.......     2,560    2,846    3,844    8,747    5,216
  Write-off of in-process
   research and development......        --       --       --    2,640       --
                                    --------------------------------------------
                                     14,595   19,238   25,096   37,827   35,121
                                    --------------------------------------------
    Operating income (loss)......     1,571    4,229    7,170   (2,044)   7,213
Interest income..................       114       37      544    1,167      529
Other expense....................      (216)    (361)     (33)    (391)    (201)
                                    --------------------------------------------
    Income (loss) before
     income taxes................     1,469    3,905    7,681   (1,268)   7,541
Income taxes.....................       778    1,578    2,987      644    2,931
                                    --------------------------------------------
Net income (loss)................   $   691  $ 2,327  $ 4,694  $(1,912) $ 4,610
                                    ============================================
Net income (loss) per share:/(1)/
  Basic..........................   $  0.20  $  0.67  $  0.66  $ (0.17) $  0.41
                                    ============================================
  Diluted........................   $  0.08  $  0.25  $  0.45  $ (0.17) $  0.40
                                    ============================================
Shares used in computing
 net income (loss) per share:/(1)/
  Basic..........................     3,296    3,405    7,101   11,056   11,131
                                    ============================================
  Diluted........................     9,025    9,333   10,381   11,056   11,518
                                    ============================================

                                                   As of December 31,
--------------------------------------------------------------------------------
                                      1993     1994     1995     1996     1997
                                    --------------------------------------------
                                                   (in thousands)
Balance Sheet Data:
Working capital...................  $ 2,861   $ 5,008  $28,655  $30,432  $33,981
Total Assets......................   11,666    20,480   45,267   49,215   53,019
Capital lease obligations, less
 current portion..................       39        33       --       --       --
Redeemable Series A convertible
 preferred stock..................    6,945     6,976       --       --       --
Stockholders' equity (deficit)....     (711)    1,695   32,310   35,176   38,173

(1) Computed on the basis described in Note 1 of "Notes to Consolidated Financial Statements".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

  In addition to historical information, this Form 10-K contains forward looking statements which are subject to risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

  The Company succeeded in 1991 to a business co-founded in 1986 by the Company's current President and Chief Executive Officer to provide comprehensive Electronic Territory Management ("ETM") solutions to be used to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the ethical pharmaceutical industry. Today, the Company's solutions combine advanced software products with a wide range of specialized support services including implementation services, technical and hardware support services and sales force support services. The Company develops, implements and services advanced ETM systems in the United States, Canada, Western Europe, Japan, Australia, New Zealand, Hong Kong and Brazil through its own sales, support and technical personnel located in offices worldwide.

  The Company generates revenues from two sources: fees from support services and license fees. Service revenues, which account for a substantial majority of the Company's revenues, consist of fees from a wide variety of contracted services which the Company makes available to its customers, generally under multi-year contracts. Customization and implementation fees are generated from services provided to modify and implement the ETM solution for the customer. Technical and hardware support fees are derived from services related to the operation of the customer's server computers and from the provision of ongoing technical and customer service support including customization of the software following initial implementation. Sales force support fees are derived from organizing and managing support for the customer's sales force.

  License fees are charged by the Company for use of its proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, territory covered and the number of functions in the particular system licensed by the customer. The Company recognizes one-time license fees as revenue using the percentage of completion method over a period of time that commences with execution of the license agreement and concludes with the completion of initial customization. For license contracts that contain customer acceptance provisions, revenue is not recognized until such time as the acceptance provisions are satisfied. Additional license fees are recognized when customers agree to license additional functions or enhancements, acquire an upgraded version of the Company's software and/or when the maximum number of users or initial geographic coverage is exceeded. The Company has, in the past, made available an alternative license fee arrangement known as a "capitation" agreement under which the customer licenses Dendrite software, software maintenance and upgrades for all users in a geographic region for an increasing preset annual charge over a specified term. All license fees, domestic and export, are included under the heading "License Fees--United States" in Note 10 of "Notes to Consolidated Financial Statements".

  The United States, the United Kingdom and France are the Company's main markets. Approximately 48%, 52% and 42% of the Company's total revenues were generated outside the United States during the years ended December 31, 1995, 1996, and 1997, respectively. Services provided by Dendrite's foreign branches and subsidiaries are billed in local currency. License fees for Dendrite products are billed in U.S. dollars regardless of where they originate. Foreign license fees are shown as United States export revenues in Note 10 of "Notes to Consolidated Financial Statements". Operating results generated in local currencies are translated into United States dollars at the average exchange rate in effect for the reporting period.

  The Company's operating profits by geographic segments are shown in Note 10 of "Notes to Consolidated Financial Statements". The geographic operating profits are primarily affected by the utilization of technical and support personnel to support service revenues, start-up costs associated with opening new operations and the ability to increase service revenues faster than the growth in selling, general and administrative expenses. In addition, operating profits in the United States are affected by the fluctuation in total license fees since all license fees are included in United States operating profits.

  The efficient operation of the Company's business is dependent in part on computer software programs and operating systems which it uses internally (collectively, the "Internal Programs and Systems"). The Company has been evaluating its Internal Programs and Systems to identify potential Year 2000 compliance problems. These actions are necessary to ensure that the Internal Programs and Systems will be Year 2000 compliant. It is anticipated that modification or replacement of some of the Internal Programs and Systems may be necessary to make such Programs and Systems Year 2000 compliant. The Company is also communicating with its suppliers and others to coordinate Year 2000 conversion.

  Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through a combination of modification of some existing Internal Programs and Systems and the replacement of other Internal Programs and Systems with new programs and systems that are already Year 2000 compliant. However, no assurance can be given that these efforts will be successful. The Company expects that the expenses and capital expenditures associated with achieving Year 2000 compliance will not have a material effect on its financial results in 1998 and 1999.

Results of Operations

     The following table sets forth certain line items in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated:

                                                     Year Ended December 31,
                                                    -------------------------
                                                       1995    1996    1997
                                                    -------------------------
Revenues:
  License fees....................................      11%     13%     10%
  Services........................................      89      87      90
                                                    -------------------------
                                                       100     100     100
                                                    -------------------------
Costs of Revenues:
  Cost of license fees............................       1       1       2
  Cost of services................................      39      45      44
                                                    -------------------------
                                                        40      46      46
                                                    -------------------------
     Gross Margin.................................      60      54      54
                                                    -------------------------
Operating Expenses:
  Selling, general, and administrative............      40      40      38
  Write-off in-process research and development...      --       4      --
  Research and development........................       7      13       7
                                                    -------------------------
                                                        47      57      45
                                                    -------------------------
    Operating income (loss).......................      13      (3)      9
Other expense (income)............................      (1)     (1)     (1)
                                                    -------------------------
    Income (loss) before income taxes.............      14      (2)     10
Income taxes......................................       5       1       4
                                                    -------------------------
Net Income (loss).................................       9%     (3)%     6%
                                                    =========================

Years Ended December 31, 1996 and 1997

     Revenues. Total revenues increased $12,200,000 or 18% from $66,246,000 in 1996 to $78,446,000 in 1997.

     License fee revenues decreased 12% from $8,774,000 in 1996 to $7,707,000 in 1997. This decrease was primarily attributable to the recognition of revenue related to license fees for a major European client during 1996, partially offset by the inclusion of $796,000 in revenue associated with the resale of third party software during 1997 versus $112,000 in revenue associated with the resale of third party software during 1996.

     Service revenues increased 23% from $57,472,000 in 1996 to $70,739,000 in 1997. This increase was primarily the result of an increase in the Company's installed base of Dendrite ETM systems with new and existing customers and the provision of additional services to the Company's existing customers, largely in the U.S., where the service revenue increase was $11,585,000 or 39%.

     Revenues from Pfizer, Johnson and Johnson and Rhone-Poulenc Rorer, in the aggregate, accounted for approximately 59% of the Company's revenues for the year ended December 31, 1997. Revenues from Pfizer, Eli Lilly and Company and Rhone-Poulenc Rorer, in the aggregate, accounted for approximately 58% of the Company's revenues for the year ended December 31, 1996.

     Cost of Revenues. Cost of revenues increased 19% from $30,463,000 in 1996 to $36,112,000 in 1997.

     Cost of license fees increased 111% from $832,000 in 1996 to $1,758,000 in 1997. In 1997, the cost of license fees represents the amortization of capitalized costs of $1,100,000 and third party vendor license fees of $658,000. In 1996, the cost of license fees represents the amortization of capitalized costs of $739,000 and third party vendor license fees of $93,000.

     Cost of services increased 16% from $29,631,000 in 1996 to $34,354,000 in 1997. This is primarily due to an increase in the number of service representatives and technical staff over last year's levels which increase was necessary to support the increased client activity during the year. As a percentage of service revenues, cost of services decreased from 52% of service revenues in 1996 to 49% of service revenues in 1997. This decrease was due to certain 1996 events. In 1996, there were multiple customer delayed implementations for which the Company had hired personnel for training, customer service and technical support. Also in 1996, the Company incurred costs associated with retaining a significant number of independent contractors to complete client deliverables.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased 13% from $26,440,000 in 1996 to $29,905,000 in 1997. As a percentage of revenue, SG&A expenses decreased from 40% in 1996 to 38% in 1997. This decrease is attributable to the fixed nature of certain SG&A costs (such as rent and corporate salaries) as revenues increase.

     Research and Development. Research and development expenses decreased 40% from $8,747,000 in 1996 to $5,216,000 in 1997. As a percentage of revenues, research and development expenses decreased from 13% for the year ended December 31, 1996 to 7% for the year ended December 31, 1997. The decrease in research and development expenses in 1997 was consistent with the Company's intentions, as peak development efforts associated with several new software products decreased as these software products neared completion. With respect to future research and development expenses, subject to market conditions, the Company currently anticipates that such expenses will be approximately 6% to 8% of revenues. See "Factors that May Affect Future Operating Results" -- "New Products and Technological Change" and "Risks from Competition."

     Provision for Income Taxes. The effective tax rate was reduced from 51% for the year ended December 31, 1996 to 39% for the year ended December 31, 1997. The tax rate in 1996 was primarily the result of the writeoff of in-process research and development resulting from the acquisition of SRCI S.A. in May 1996.

Years Ended December 31, 1995 and 1996

     Revenues. Total revenues increased $12,124,000 or 22% from $54,122,000 in 1995 to $66,246,000 in 1996 as a result of an increase in the installed base of Dendrite systems, both from new and existing customers for Dendrite's pharmaceutical products and services and the acquisition of SRCI S.A. in May 1996.

     License fee revenues increased from $6,042,000 in 1995 to $8,774,000 in 1996. This increase was primarily attributable to several large contracts where customization was completed during the year. Included in 1995 and 1996 revenues are license fees from a multi-year capitation agreement.

     Service revenues increased 20% from $48,080,000 in 1995 to $57,472,000 in 1996 as a result of an increase in the Company's installed base of Dendrite systems and implementation services provided to new and existing customers and, to a lesser extent, the increased marketing of services to SRCI S.A.'s customers in the consumer packaged goods market. Service revenues as a percentage of the Company's total revenues decreased from 89% in 1995 to 87% in 1996. This percentage decrease was primarily attributable to a deferral from 1996 to 1997 of a major customer implementation in seven countries and to higher license fees in 1996.

     Revenues from Pfizer, Eli Lilly and Company and Rhone-Poulenc Rorer, in the aggregate, accounted for approximately 58% of the Company's revenues for the year ended December 31, 1996 and approximately 56% of the Company's revenues for the year ended December 31, 1995.

     Cost of Revenues. Cost of revenues increased 39% from $21,856,000 in 1995 to $30,463,000 in 1996 primarily due to an increase in the number of service representatives and technical staff and, to a lesser extent, an increase in associated support costs. This support cost increase was related to the increase in service revenues, incremental costs incurred related to the hiring of personnel for the multiple customer delayed implementations and the higher costs associated with utilizing independent contractors.

     Cost of license fees increased slightly from $712,000 in 1995 to $832,000 in 1996. In 1996, the cost of license fees represents the amortization of capitalized costs of $739,000 and third party vendor license fees of $93,000. In 1995, cost of license fees include amortization of capitalized software costs of $410,000 and third party software vendor license fees of $302,000.

     Cost of services increased from $21,144,000 in 1995 to $29,631,000 in 1996. As a percentage of service revenues, cost of services increased from 44% of service revenues for the year ended December 31, 1995 to 52% of service revenues for the year ended December 31, 1996. This increase was attributable to hiring personnel for training, customer service and technical support for the customer delayed implementations discussed above, and to higher costs associated with retaining a significant number of independent contractors to complete client deliverables.

     Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased 24% from $21,252,000 in 1995 to $26,440,000 in 1996. As a percentage of revenue, SG&A expenses remained constant at 40% for the year ended December 31, 1996 in comparison to the year ended December 31, 1995. The increase in 1996 was primarily attributable to costs associated with restructuring the Company's European service delivery organization and the amortization of goodwill associated with the SRCI acquisition.

     Acquisition of SRCI. On May 1, 1996, the Company acquired 100% of the capital stock of SRCI S.A., a French company for 16,350,000 French Francs, equivalent to U.S. $3,198,000 and transaction costs of $302,000. The acquisition has been accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets and liabilities of SRCI based on their fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was assigned to identifiable intangibles. The Company assigned $2,640,000 to in-process research and development and such amount was written off in the accompanying statement of operations. The Company also recorded $860,000 as goodwill. SRCI's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

     Research and Development. Research and development expenses increased 128% from $3,844,000 in 1995 to $8,747,000 in 1996. As a percentage of revenues, research and development expenses increased from 7% for the year ended December 31, 1995 to 13% for the year ended December 31, 1996. The increase in research and development expenses in 1996 was attributable to creating country specific product for the German and Japanese market, to provide new products for several joint ventures announced during the year and completion of the ForceOne product for Dendrite's Consumer Business Division.

     Provision for Income Taxes. The effective tax expense of 51% for the year ended December 31, 1996 was primarily the result of the writeoff of in-process research and development resulting from the acquisition of SRCI S.A. in May 1996. The effective tax rate for the year ended December 31, 1995 was 39%.

Liquidity and Capital Resources

     On January 16, 1997 the Board of Directors approved a stock buy-back program initially limited to $3,000,000, which subject to further Board review and approval could be increased to a maximum of $10,000,000, but not greater than 9% of the Company's outstanding shares of Common Stock. During the twelve month period ending December 31, 1997, the Company repurchased 200,500 shares of Common Stock for a total value of $1,927,000.

     The Company has historically financed its operations primarily through cash generated by operations. Net cash provided by operating activities was $3,318,000 for the year ended December 31, 1997 compared to cash used in operating activities of $2,764,000 for the year ended December 31, 1996. This increase is primarily due to higher net income, depreciation and amortization and decreases in prepaid taxes and deferred tax assets in 1997 as compared to 1996, partially offset by a larger increase in accounts receivable in 1997 as compared to 1996 and the non-cash expense caused by write-off of in process research and development expenses in 1996.

     Cash obtained from investing was $3,301,000 in 1997 compared to cash used in investing of $2,499,000 in 1996. This increase was due to the liquidation of short-term investments in 1997 as compared to 1996 and the utilization of $2,965,000 of cash for the purchase of SRCI S.A. in 1996.

     The Company utilized $1,331,000 of cash from financing activities in 1997 compared to providing $4,551,000 in cash from financing activities in 1996. The change in the Company's cash provided from financing activities is due primarily to the March 31, 1996 initial public offering and the stock buy-back during the first half of 1997.

     The Company maintains a $5,000,000 revolving line of credit agreement with the Chase Manhattan Bank, N.A. The agreement provides for borrowing up to $1,000,000 in local currencies directly by the Company or certain of its overseas subsidiaries and is available to finance working capital needs and possible future acquisitions. The $5,000,000 line of credit is secured by substantially all of the Company's assets. The $5,000,000 line of credit agreement requires the Company to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to the Company's net worth as of December 31, 1994 plus 50% of net income earned after December 31, 1994 and plus the net proceeds of any stock offering. This covenant has the effect of limiting the amount of cash dividends the Company may pay. At December 31, 1997, 1996 and 1995, there were no borrowings outstanding under the agreement.

     At December 31, 1997, the Company's working capital was approximately $33,981,000. The Company has no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases.

Factors that May Affect Future Operating Results

     Impact on Company of changes in ethical drug market. A majority of the Company's ETM systems are currently used in connection with the marketing and sale of prescription-only drugs ("ethical pharmaceutical products" or "ethical drugs"). The market currently serviced by the Company is undergoing a number of significant changes, including (i) consolidations and mergers which may reduce the number of existing and potential customers of the Company, (ii) the increasing prescription of generic drugs, in substitution for ethical drugs, produced by manufacturers which do not use a Company ETM system, (iii) the trend toward the reclassification of formerly prescription-only drugs to permit their over-the-counter sale and
     (iv) competitive pressures on the Company's pharmaceutical customers resulting from the increasing emphasis in the United States on the delivery of healthcare through managed care organizations such as health maintenance organizations and preferred provider organizations, consolidation of the managed care industry in the United States and other changes in healthcare delivery systems occurring in other countries. Any one or more of these changes may adversely affect the Company's business, operating results or financial condition. The Company may also be materially affected by legislative enactments which alter the structure of, or increase regulations governing, the healthcare systems in any of the countries where Company customers and potential customers are located, including, without limitation, government mandated price reductions in the price of ethical pharmaceutical products. There can be no assurance that the Company can respond positively to all of these and other changes in the marketplace and maintain profitability.

     Potential for significant fluctuations in quarterly results; seasonality; lengthy sales and implementation cycle. The Company's quarterly revenues, expenses and operating results have varied considerably in the past and are likely to vary from quarter to quarter in the future. Fluctuations in the Company's revenues depend on a number of factors, some of which are beyond the Company's control. These factors include, among others, the timing of contracts, delays in customer installation of the Company's software, the length of sales cycles, customer budget changes and changes in pricing policy by the Company or its competitors. For example, the Company incurred a net loss of $3.3 million in the fourth quarter of 1996, which loss was attributable to, among other things, the delay of certain new license purchases by an existing customer, the delay of an existing client's upgrade decision, the postponement of certain post-production implementations for an existing client in multiple country sites and increased research and development spending. See "Item 1. Business -- Research and Development."

     The Company establishes its expenditure levels for product development and other operating expenses based in large part on its expected future revenues. As a result, should revenues fall below expectations, operating results are likely to be adversely and disproportionately affected because only a small portion of the Company's expenses vary with its revenues.

     In addition, the Company's quarterly license fees and service revenues may vary due to seasonal, cyclical and other factors. Selection of an ETM system often entails an extended decision-making process for the customer because of the substantial costs and strategic implications associated with acquiring the system. Senior levels of management are often involved in this process, given the importance of the decision as well as the risks faced by the customer should a system fail or not perform as expected. Depending upon the size of the system and the associated computer hardware and software costs, senior corporate management or even the board of directors of a customer may make the final decision to license a Company ETM system. Therefore, decisions to acquire a Company ETM system involve long selling cycles, typically 12 to 18 months for larger customers, although sometimes as long as 24 months, and usually require lengthy periods of evaluation prior to full installation and roll-out. In addition, the Company's ability to recognize license revenue is affected by the duration of the customization process, if any. Finally, the Company has historically realized a greater percentage of its license fees and service revenues for a year in the second half of the year than it does in the first half because, among other things, the Company's customers typically spend more of their annual budget authorization for ETM products and services in the second half of the year. The interplay among these factors means that actual results for a given year may vary from this seasonal expectation. In the future, because service revenues tend to be less seasonal and cyclical than license fees, to the extent the percentage of revenue from service revenues from existing customers of the Company continues to increase, seasonal and cyclical trends in the Company's revenues may be reduced.

     New products and technological change. The market for ETM systems is characterized by rapid change and improvements in computer hardware and software technology. The Company's future success will depend in part on its ability to enhance its current products, to introduce new products that keep pace with technological and market developments and to address the increasingly sophisticated needs of its customers. There can be no assurance that the Company will be successful in developing and marketing in a timely manner product enhancements or new products that respond to the technological advances by others, or that its products will adequately and competitively address the needs of the changing marketplace. Competition with respect to software products has been characterized by shortening product cycles, and there can be no assurance that the Company will not be adversely affected by this trend. If the product cycles for the Company's systems prove to be shorter than management anticipates, the Company's operating results could be adversely affected. In addition, in order to remain competitive, the Company may be required to expend a greater percentage of its revenues on product innovation and development than historically has been the case, in which case, the Company's gross profit margins and results of operations could be materially and adversely affected. In addition, products as complex as those offered by the Company may contain previously undetected errors or failures. Such errors have occurred in the past and there can be no assurance that, despite testing by the Company, errors will not be found in new products resulting in losses or delays which could have a material adverse effect on the Company's business, operating results or financial condition.

     Dependence on major customers. The Company has approximately 29 pharmaceutical customers (considering all members of an affiliated group to be a single customer). The Company derived approximately 56%, 58% and 59% of its revenues in the aggregate in the years ended December 31, 1995, 1996 and 1997, respectively, from the three largest pharmaceutical customers, two of which had been among the three largest customers of the Company in terms of revenues in each of those periods. The Company believes that the costs to its customers of switching to an ETM system offered by a competitor, or taking significant system management functions in-house would be substantial. Nevertheless, from time to time in the past, such a change has been made by some of the Company's customers with respect to a Company ETM system or to all or some of the services offered by the Company. If such change is made by one or more of the Company's major customers, the Company's business, operating results or financial condition could be materially and adversely affected.

     Risks from competition. Globally, the current market for sales and marketing information management systems of the type sold by the Company is highly competitive. Many companies offer sales force automation and ETM systems. In addition to Dendrite, the Company believes that there are approximately ten companies which supply products automating sales, marketing and customer service functions and specifically target the pharmaceutical industry. The Company believes at least four of these companies are actively selling in more than one country. In addition, the other vertical markets in which the Company markets its products possess numerous vendors who market and sell sales force automation and ETM systems. The Company believes that most of its competitors offer a variety of less customizable software products, which are typically available more rapidly than Company systems and often at a substantially lower price. In addition, competition will increase as new competitors enter the market to supply ETM systems and as existing competitors expand their product lines or consolidate.

     The Company expects it may encounter additional competition in the future from firms offering outsourcing of information technology services, from purveyors of software products providing specialized applications not offered by the Company, including enterprise resource planning vendors and database vendors not currently in this market space to any substantial degree, and from the development and/or operation of in-house systems by its customers and potential customers. Many of the Company's competitors and potential competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources than those of the Company. Some of the Company's competitors and potential competitors are part of large corporate groups with significantly greater resources and broader technology bases than those of the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's business, operating results or financial condition. See "Item 1. Business -- Competition."

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

     International operations. Currently, the Company expects the portion of its business located outside of the United States to grow as a percentage of the Company's revenues and to continue to account for a material part of its revenues. Licensing software and providing services in many foreign countries is subject to risks inherent in international business activities. Risks include general economic conditions in each such country, the effect of applicable foreign tax structures, tariff and trade regulations, difficulties in obtaining local licenses, the difficulty of managing an organization spread over various jurisdictions, unexpected changes in regulatory environments, complying with a variety of foreign laws and regulations and any adverse changes in the political environments in any such countries. In addition, laws in foreign countries may not always provide protection for the Company's proprietary rights in its software products. Providing specialized system support services outside the United States paid for in local currencies carries the additional risk of currency fluctuation and may also affect the net income, if any, reported by the Company.

     Dependence on key personnel, management of growth. The success of the Company depends to a significant extent upon the contributions of its executive officers and key sales, technical and customer service personnel. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense. The Company has at times experienced difficulty in recruiting qualified personnel and there can be no assurance that the Company will not experience such difficulties in the future. Any such difficulties could adversely affect the Company's business, operating results and financial condition. All of the Company's executive officers and technical employees and a significant number of sales employees have entered into non-competition agreements with the Company. The laws governing such non-competition agreements vary in different jurisdictions and are evolving. The enforceability of such agreements in any case will depend upon all of the facts and circumstances, including the jurisdiction in which enforcement is sought. In some cases these agreements might be unenforceable, a result that could have a material adverse effect on the Company.

     To manage growth effectively, the Company must continue to strengthen its operational, financial and management information systems, and expand, train and manage its work force. There can be no assurance that the Company will be able to do so on a timely basis. Failure to do so effectively and on a timely basis could have a material adverse effect upon the Company's business, operating results or financial condition.

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

     Year 2000. A substantial amount of current demand for applications software may be generated by customers in the process of replacing and upgrading applications in order to accommodate the change in date to the year 2000. Once such customers have completed such activities, the Company may experience a significant deceleration in this source of revenue which is expected to contribute to its 1998 and 1999 annual growth.

     Some of the Company's older products may not accurately process dates after the date December 31, 1999. To the extent any of these products are still in use in 1999, the Company will continue to attempt to migrate these customers to products which are year 2000 compliant, although there can be no assurance that this will occur. A failure to migrate any such customer to a product which is Year 2000 compliant could adversely affect the Company's business, operating results or financial condition. In addition, the Company may experience increased expenses which it cannot recoup from customers in addressing the migration of current and prospective customers to software that is Year 2000 compliant.

     Some customers may attempt to hold the Company responsible for Year 2000 compliance for hardware or software not supplied or created by Dendrite, but used in conjunction with a Dendrite product. The Company intends to defend itself vigorously against any such allegation.

     Finally, there can be no assurance that the Company will not incur material expenses in connection with any claim relating to Year 2000 compliance of its own products or others.

     Consumer Packaged Goods Business. The Company is currently engaged in the marketing and selling of ETM systems to companies in the OTC and CPG vertical markets. The selling environment in each vertical market has competitive and other characteristics that are unique to it. In addition, the Company believes that the CPG vertical market is composed of sub-markets each of which may have characteristics unique to such sub-market. Accordingly, there can be no assurance that the Company will be able to achieve in these markets the success it has attained in the ethical pharmaceutical market.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's 1997 Financial Statements, together with the report theron of Arthur Andersen LLP are included elsewhere herein. See Item 14 for a list of Financial Statements and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors and executive officers of the Company will be set forth in the Registrant's Notice of Annual Meeting of Shareholders and Proxy Statement, expected to be dated on or about April 18, 1998 (the "Proxy Statement"), which information is incorporated herein by reference.


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

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

  1.  Financial Statements:

Report of Independent Public Accountants..............................................
Consolidated Balance Sheets...........................................................
Consolidated Statements of Operations.................................................
Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders' Equity (Deficit)........................................................
Consolidated Statements of Cash Flows.................................................
Notes to Consolidated Financial Statements............................................
Selected Quarterly Financial Data.....................................................



  2.  Financial Statement Schedules:

  None.

3.     Exhibits:

              3.1  Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the
                   Securities and Exchange Commission (the "Commission")  June 30, 1996)
              3.2  By-laws of the Company, as amended (incorporated herein by reference to the Exhibit to the
                   Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed with the Commission November 13, 1995)
              4.1  Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the
                   Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)
              4.2  Registration Rights Agreement dated October 2, 1991 between the several purchasers named therein and the Company (incorporated herein by reference to Exhibit 4.2 to the Company's
                   Registration Statement on Form S-1, filed with the Commission May 17, 1995)
              4.3  Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated herein by reference to
                   Exhibit 4.3 of Amendment 1 to the Company's Registration Statement on Form S-1, filed with the
                   Commission May 17, 1995)
             10.1  January 1992 Stock Plan (incorporated herein by reference to Exhibit 10.26 to the Company's
                   Registration Statement on Form S-1, filed with the Commission May 17, 1995)
             10.2  October 1992 Stock Option Plan for Senior Management (incorporated herein by reference to
                   Exhibit 10.37 to the Company's Registration Statement on Form S-1, filed with the Commission
                   May 17, 1995)
             10.3  1997 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit
                   4.2 to the Company's Post-Effective Amendment No. 1 to its Registration Statement on Form
                   S-8, filed with the Commission November 10, 1997)
             10.4  401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.51 to the
                   Company's Annual Report on Form 10-K, filed with the Commission March 13, 1997)
             10.5  1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.2 to the
                   Company's Registration Statement on Form S-8, filed with the Commission April 1, 1997)
             10.6  Lease of 1200 Mount Kemble Avenue, Morristown, New Jersey (incorporated herein by reference to
                   Exhibit 10.40 to the Company's Registration Statement on Form S-1, filed with the Commission
                   May 17, 1995)
             10.7  Indemnification Agreement of Paul A. Margolis dated as of January 1, 1992 (incorporated herein by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)
             10.8  Credit Agreement with The Chase Manhattan Bank, N.A. dated as of May 5, 1995 (incorporated herein by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1,
                   filed with the Commission May 17, 1995)
             10.9  Employment Agreement dated March 25, 1997 with John E. Bailye (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A filed with the
                   Commission May 16, 1997)

            10.10  Employment Agreement dated June 2, 1997 with George T. Robson (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the
                   Commission August 14, 1997)
            10.11  Employment Agreement dated June 9, 1997 with Mark Cieplik incorporated herein by reference to
                   Exhibit 10.2  to the Company's Quarterly Report on Form 10-Q, filed with the Commission August
                   14, 1997)
            10.12  Employment Agreement dated July 24, 1997 with Bruce Savage (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission
                   November 14, 1997)
            10.13  Employment Agreement dated October 1, 1991 with Teresa F. Winslow (incorporated herein by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-1, filed with the
                   Commission February 5, 1996)
               21  Subsidiaries of the Registrant

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


                                  DENDRITE INTERNATIONAL, INC.


Date:   March 31, 1998            By:  /s/ John E. Bailye
                                     ---------------------
                                    John E. Bailye
                                    Chief Executive Officer and President


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Name                          Title                                 Date
-----                         -----                                 ----



/s/ John E. Bailye            Chief Executive Officer,           March 31, 1998
------------------            President and Director
John E. Bailye                (Principal Executive Officer)

/s/ George T. Robson          Senior Vice President              March 31, 1998
--------------------          and Chief Financial Officer
George T. Robson              (Principal Financial Officer
                              and Principal Accounting Officer)

/s/ John H. Martinson         Director                           March 31, 1998
---------------------
John H. Martinson



/s/ Bernard M. Goldsmith      Director                           March 31, 1998
------------------------
Bernard M. Goldsmith



/s/ Paul A. Margolis          Director                           March 31, 1998
--------------------
Paul A. Margolis


/s/ Edward Kfoury             Director                           March 31, 1998
-----------------
Edward Kfoury

                                 EXHIBIT INDEX


            Exhibit
              No.                      Exhibit
            -------                    -------
              3.1  Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the
                   Securities and Exchange Commission (the "Commission")  June 30, 1996)
              3.2  By-laws of the Company, as amended (incorporated herein by reference to the Exhibit to the
                   Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed with the Commission November 13, 1995)
              4.1  Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the
                   Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)
              4.2  Registration Rights Agreement dated October 2, 1991 between the several purchasers named therein and the Company (incorporated herein by reference to Exhibit 4.2 to the Company's
                   Registration Statement on Form S-1, filed with the Commission May 17, 1995)
              4.3  Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated herein by reference to
                   Exhibit 4.3 of Amendment 1 to the Company's Registration Statement on Form S-1, filed with the
                   Commission May 17, 1995)
             10.1  January 1992 Stock Plan (incorporated herein by reference to Exhibit 10.26 to the Company's
                   Registration Statement on Form S-1, filed with the Commission May 17, 1995)
             10.2  October 1992 Stock Option Plan for Senior Management (incorporated herein by reference to
                   Exhibit 10.37 to the Company's Registration Statement on Form S-1, filed with the Commission
                   May 17, 1995)
             10.3  1997 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit
                   4.2 to the Company's Post-Effective Amendment No. 1 to its Registration Statement on Form S-8,
                   filed with the Commission November 10, 1997)
             10.4  401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 10.51 to the
                   Company's Annual Report on Form 10-K, filed with the Commission March 13, 1997)
             10.5  1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.2 to the
                   Company's Registration Statement on Form S-8, filed with the Commission April 1, 1997)
             10.6  Lease of 1200 Mount Kemble Avenue, Morristown, New Jersey (incorporated herein by reference to
                   Exhibit 10.40 to the Company's Registration Statement on Form S-1, filed with the Commission
                   May 17, 1995)
             10.7  Indemnification Agreement of Paul A. Margolis dated as of January 1, 1992 (incorporated herein by reference to Exhibit 10.38 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)
             10.8  Credit Agreement with The Chase Manhattan Bank, N.A. dated as of May 5, 1995 (incorporated herein by reference to Exhibit 10.42 to the Company's Registration Statement on Form S-1,
                   filed with the Commission May 17, 1995)
             10.9  Employment Agreement dated March 25, 1997 with John E. Bailye (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A filed with the
                   Commission May 16, 1997)

            10.10  Employment Agreement dated June 2, 1997 with George T. Robson (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the
                   Commission August 14, 1997)
            10.11  Employment Agreement dated June 9, 1997 with Mark Cieplik incorporated herein by reference to
                   Exhibit 10.2  to the Company's Quarterly Report on Form 10-Q, filed with the Commission August
                   14, 1997)
            10.12  Employment Agreement dated July 24, 1997 with Bruce Savage (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission
                   November 14, 1997)
            10.13  Employment Agreement dated October 1, 1991 with Teresa F. Winslow (incorporated herein by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-1, filed with the
                   Commission February 5, 1996)
               21  Subsidiaries of the Registrant
               23  Consent of Independent Public Accountants
               27  Financial Data Schedule

Report of Independent Public Accountants

     To Dendrite International, Inc.:

     We have audited the accompanying consolidated balance sheets of Dendrite International, Inc. (a New Jersey corporation) and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dendrite International, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                             Arthur Andersen LLP

     Philadelphia, Pa.,
       February 4, 1998

Consolidated Balance Sheets
(in thousands, except share data)


                                                       December 31,
---------------------------------------------------------------------------
                                                1996                  1997
                                               ----------------------------
Assets
Current Assets:
  Cash and cash equivalents..................  $10,912              $15,917
  Short-term investments.....................    8,421                2,955
  Accounts receivable........................   18,732               24,724
  Prepaid expenses and other.................    1,569                2,222
  Prepaid taxes..............................    1,397                   --
  Deferred tax asset.........................    1,203                  441
                                               -----------------------------
      Total current assets...................   42,234               46,259
Property and equipment, net..................    3,391                3,110
Deferred taxes...............................      254                  667
Goodwill, net................................      747                  575
Capitalized software development costs, net..    2,589                2,408
                                               -----------------------------
                                               $49,215              $53,019
                                               =============================

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable...........................  $ 3,344              $ 2,211
  Income taxes payable.......................      584                  867
  Accrued compensation and benefits..........    2,446                3,439
  Other accrued expenses.....................    3,329                4,352
  Deferred revenues..........................    2,099                1,409
                                               -----------------------------
      Total current liabilities..............   11,802               12,278
                                               -----------------------------
Deferred rent................................      726                  598
                                               -----------------------------
Deferred taxes...............................    1,511                1,970
                                               -----------------------------

Commitments and contingencies (Note 8)

Stockholders' Equity:
  Preferred stock, no par value, 10,000,000
    shares authorized, none issued...........       --                   --
  Common stock, no par value, 50,000,000
  shares authorized, 11,163,631 and
    11,329,774 shares issued and 11,163,631
    and 11,129,274 outstanding...............   32,198               32,814
  Retained earnings..........................    4,658                9,268
  Deferred compensation......................   (1,227)              (1,141)
  Cumulative translation adjustment..........     (453)                (841)
  Less treasury stock, at cost...............       --               (1,927)
                                               -----------------------------
      Total stockholders' equity.............   35,176               38,173
                                               -----------------------------
                                               $49,215              $53,019
                                               =============================

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations
(in thousands, except per share data)


                                                      Year Ended December 31,
------------------------------------------------------------------------------
                                                     1995      1996      1997
                                                   ---------------------------
Revenues:
  License fees...................................  $ 6,042   $ 8,774   $ 7,707
  Services.......................................   48,080    57,472    70,739
                                                   ---------------------------
                                                    54,122    66,246    78,446
                                                   ---------------------------

Costs of revenues:
  Cost of license fees...........................      712       832     1,758
  Cost of services...............................   21,144    29,631    34,354
                                                   ---------------------------
                                                    21,856    30,463    36,112
                                                   ---------------------------
    Gross margin.................................   32,266    35,783    42,334
                                                   ---------------------------

Operating expenses:
  Selling, general and administrative............   21,252    26,440    29,905
  Research and development.......................    3,844     8,747     5,216
  Write-off of in-process research and
   development...................................       --     2,640        --
                                                   ---------------------------
                                                    25,096    37,827    35,121
                                                   ---------------------------
    Operating income (loss)......................    7,170    (2,044)    7,213
Interest income..................................      544     1,167       529
Other expense....................................      (33)     (391)     (201)
                                                   ---------------------------
    Income (loss) before income taxes............    7,681    (1,268)    7,541
Income taxes.....................................    2,987       644     2,931
                                                   ---------------------------
Net income (loss)................................  $ 4,694   $(1,912)  $ 4,610
                                                   ===========================
Net Income (loss) per share:
  Basic..........................................     $.66    $(0.17)     $.41
                                                   ===========================
  Diluted........................................     $.45    $(0.17)     $.40
                                                   ===========================
Shares used in computing net income (loss) per
 share:
  Basic..........................................    7,101    11,056    11,131
                                                   ===========================
  Diluted........................................   10,381    11,056    11,518
                                                   ===========================

The accompanying notes are an integral part of these statements.

Consolidated Statements of Redeemable Convertible
Preferred Stock and Stockholders' Equity
(in thousands)

                                                                           Stockholders' Equity
                                       --------------------------------------------------------------------------------------------
                           Redeemable                                           Unrealized
                            Series A                                             Holding
                           Convertible  Common Stock                             Gain on      Cumulative  Treasury Stock
                            Preferred  --------------   Retained    Deferred    Short-Term   Translation  ---------------
                              Stock    Shares  Amount   Earnings  Compensation  Investments   Adjustment  Shares   Amount    Total
------------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1994 ........  $ 6,976   3,444  $   432   $  1,892   $   (124)      $   --      $   (505)    --     $  --   $  1,695
  Issuance of
     common stock .........       --     151      747         --       (425)          --            --     --        --        322
  Amortization of deferred
    compensation ..........       --      --       --         --         47           --            --     --        --         47
  Purchase and retirement
    of common stock .......       --     (26)    (132)        --         --           --            --     --        --       (132)
  Currency translation
    adjustment ............       --      --       --         --         --           --           (76)    --        --        (76)
  Unrealized gain on short-
    term investments ......       --      --       --         --         --           14            --     --        --         14
  Accretion of redemption
    premium on
    preferred stock .......       16      --       --        (16)        --           --            --     --        --        (16)
  Mandatory conversion
  of Redeemable
    Series A Convertible
    Preferred Stock into
    common stock ..........   (6,992)  5,607    6,992         --         --           --            --     --        --      6,992
  Issuance of common stock
    from consummation of
    initial public offering,
    net of offering costs .       --   1,500   18,770         --         --           --            --     --        --     18,770
  Net income ..............       --      --       --      4,694         --           --            --     --        --      4,694
------------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1995 ........       --  10,676   26,809      6,570       (502)          14          (581)    --        --     32,310
  Issuance of
    common stock ..........       --     188    1,094         --       (838)          --            --     --        --        256
  Amortization of deferred
    compensation ..........       --      --       --         --        113           --            --     --        --        113
  Currency translation
    adjustment ............       --      --       --         --         --           --           128     --        --        128
  Realization of gain on
    short-term investments        --      --       --         --         --          (14)           --     --        --        (14)
  Issuance of common stock
    from consummation of
    initial public offering,
    net of offering costs .       --     300    4,295         --         --           --            --     --        --      4,295
  Net loss ................       --      --       --     (1,912)        --           --            --     --        --     (1,912)
------------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1996 ........       --  11,164   32,198      4,658     (1,227)          --          (453)    --        --     35,176
  Issuance of
    common stock ..........       --     166      616         --        (20)          --            --     --        --        596
  Amortization of deferred
    compensation ..........       --      --       --         --        106           --            --     --        --        106
  Currency translation
    adjustment ............       --      --       --         --         --           --          (388)    --        --       (388)
  Purchase of
    Treasury stock ........       --      --       --         --         --           --            --   (201)   (1,927)    (1,927)
  Net income ..............       --      --       --      4,610         --           --            --     --        --      4,610
------------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1997 ........  $    --  11,330  $32,814   $  9,268   $ (1,141)   $      --      $   (841)  (201)  $(1,927)  $ 38,173
====================================================================================================================================

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(in thousands)

                                                                                     Year Ended December 31,
---------------------------------------------------------------------------------------------------------------
                                                                                    1995       1996      1997
                                                                                 ------------------------------
Operating activities:
  Net income (loss)............................................................  $  4,694   $ (1,912) $  4,610
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
      Depreciation and amortization............................................     1,525      2,037     2,740
      Deferred income taxes (benefit)..........................................      (277)      (304)      808
      Write-off of in-process research and development.........................        --      2,640        --
      Changes in assets and liabilities, net of effect from acquisition:
        Increase in accounts receivable........................................    (4,885)    (3,193)   (6,137)
        (Increase) decrease in prepaid expenses and other......................       607       (253)     (669)
        (Increase)decrease in prepaid income taxes.............................        --     (1,397)    1,397
        Increase (decrease) in accounts payable and accrued expenses...........    (1,219)     2,461     1,092
        Increase (decrease) in deferred rent...................................       340        262      (128)
        Increase (decrease) in income taxes payable............................     1,445     (1,931)      283
        Decrease in deferred revenues..........................................      (215)    (1,174)     (678)
                                                                                 ------------------------------
          Net cash provided by (used in) operating activities..................     2,015     (2,764)    3,318
                                                                                 ------------------------------
Investing activities:
  Purchases of short-term investments..........................................   (15,148)    (8,271)   (3,800)
  Sale of short-term investments...............................................     4,193     10,805     9,266
  Purchase of SRCI, net of cash acquired.......................................        --     (2,965)       --
  Purchases of property and equipment..........................................    (1,534)      (772)   (1,246)
  Additions to capitalized software development costs..........................      (849)    (1,296)     (919)
                                                                                 ------------------------------
          Net cash provided by (used in) investing activities..................   (13,338)    (2,499)    3,301
                                                                                 ------------------------------
Financing activities:
  Payments on capital lease obligations........................................       (80)        --        --
  Issuance of Common stock from consummation of public offerings,
    net of offering costs......................................................    18,770      4,295        --
  Purchase of Treasury stock...................................................        --         --    (1,927)
  Issuance of Common stock.....................................................       322        256       596
                                                                                 ------------------------------
          Net cash provided by (used in) financing activities..................    19,012      4,551    (1,331)
                                                                                 ------------------------------
Effect of foreign exchange rate changes on cash................................       (69)        94      (283)
                                                                                 ------------------------------
Net increase (decrease) in cash................................................     7,620       (618)    5,005
Cash and cash equivalents, beginning of year...................................     3,910     11,530    10,912
                                                                                 ------------------------------
Cash and cash equivalents, end of year.........................................  $ 11,530   $ 10,912  $ 15,917
                                                                                 ==============================

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements


1. The Company and Summary of Significant Accounting Policies:

The Company

     Dendrite International, Inc. and Subsidiaries (the "Company") provides comprehensive Electronic Territory Management solutions used to manage, coordinate and control the activities of large sales forces in complex selling environments primarily within the ethical pharmaceutical industry. The Company also markets its products in the consumer packaged goods market. The Company's solutions combine proprietary software products with extensive system support services.

Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Dendrite International, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," substantially all assets and liabilities of the Company's wholly-owned international subsidiaries are translated at their respective period-end currency exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting translation adjustments are accumulated in a separate component of stockholders' equity. All foreign currency transaction gains and losses are included in other expense on the accompanying statements of operations and are immaterial in each year.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     The Company recognizes one-time license fees as revenue using the percentage-of-completion method over a period of time that commences on the date of delivery of the software to the licensee and ends on the date that initial customization, as defined in each contract, is completed. Recognition of one-time license fee revenue in contracts with customer acceptance provisions does not commence until such time as the acceptance provisions are satisfied. Revenues from initial customization are recognized using the percentage-of-completion method, regardless of whether the contract contains customer acceptance provisions since such services are stated separately, priced on a time-and-materials basis and are due to the Company regardless of whether the license contract is accepted. The Company's software licensing agreements provide for a warranty period (typically 90 days). The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized ratably over the warranty period.

     The Company recognizes license fees from certain third-party software embedded into the product when the related license fees are recognized. The cost of third-party software is included in cost of license fees in the accompanying statements of operations. For the years ended December 31, 1995, 1996 and 1997, the Company recorded $362,000, $112,000 and $796,000 respectively, of license fees and $302,000, $93,000 and $658,000, respectively, of cost of license fees relating to third-party software.

     Revenues from services are recognized as the services are performed. Revenues from customer maintenance, support and data server rental agreements are recognized ratably over the agreements.

     Services are generally provided under multiyear contracts. The contracts specify the payment terms, which are generally over the term of the contract and generally provide for termination in the event of breach, as defined in the contract.

Deferred Revenues

     Deferred revenues represent amounts collected from or invoiced to customers in excess of revenues recognized. Such amounts are recognized as revenue when the related significant performance obligations have been satisfied.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental Cash Flow Information

     For the year ended December 31, 1995, the Company paid interest of $10,000. For the years ended December 31, 1996 and 1997, the Company paid no interest. For the years ended December 31, 1995, 1996 and 1997, the Company paid income taxes of $1,432,000, $4,346,000 and $422,000, respectively.

     The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisition discussed in Note 2:

     Noncash assets:
       Accounts receivable..............................       $  823,000
       Prepaid expenses.................................           31,000
       Property and equipment...........................           91,000
       Goodwill.........................................          860,000
                                                               ----------
                                                                1,805,000

     Assumed liabilities:
       Accounts payable.................................         (488,000)
       Accrued compensation and benefits................         (250,000)
       Other accrued expenses...........................         (613,000)
       Deferred revenues................................         (129,000)
                                                               ----------
         Net noncash assets acquired....................          325,000
     Write-off of in-process research and development...        2,640,000
                                                               ----------
         Cash paid, net of cash acquired................       $2,965,000
                                                               ==========

Short-Term Investments

     Effective January 1, 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company invests in highly rated corporate bonds and municipal bonds. At December 31, 1996 and 1997, all marketable securities have been classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses, computed using specific identification, and declines in value determined to be permanent are recognized in the statement of operations.

Property and Equipment

     Fixed assets are stated at cost. Depreciation and amortization are provided generally on the straight-line basis over the estimated useful lives of the respective assets, which range from 3 to 15 years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the lease terms, whichever are shorter. Maintenance, repairs and minor replacements are charged to expense as incurred.

Capitalized Software Development Costs

     In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or a detailed working program design, to the point in time that the product is available for general release to customers. Capitalized software development costs are amortized on a product by product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated economic lives of the products (no longer than four years), beginning with the release to the customer. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of December 31, 1997, management believes that no revisions to the remaining useful lives or write-down of capitalized development costs is required.

     Capitalized software development costs are net of accumulated amortization of $1,941,000 and $3,041,000 at December 31, 1996 and 1997, respectively.
     The Company capitalized software development costs of $849,000, $1,296,000 and $919,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Amortization expense for the years ended December 31, 1995, 1996 and 1997, was $410,000, $739,000 and $1,100,000, respectively, and is included in cost of license fees in the accompanying statements of operations.

Intangible Assets

     Goodwill of $860,000 is being amortized on a straight-line basis over five years (see Note 2). Amortization expense for the years ended December 31, 1996 and 1997 was $113,000 and $172,000, respectively.

Impairment of Long-Lived Assets

     In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviews its long-lived assets, including property and equipment, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates that are expected to be in effect when the differences reverse.

     At December 31, 1997, there were approximately $3,141,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. If such earnings were remitted to the Company, applicable U.S. federal income and foreign withholding taxes may be partially offset by foreign tax credits.

Major Customers

     The Company derived revenues of approximately 31%, 14% and 11% and 36%, 14% and 8% from its three largest customers for the years ended December 31, 1995 and 1996, respectively. The Company derived revenues of approximately 33%, 15% and 11% from its three largest customers for the year ended December 31, 1997, two of which were among the three largest customers in 1995 and 1996.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and trade receivables. The Company invests its excess cash with large banks. The Company's customer base principally comprises companies within the ethical pharmaceutical industry. The Company does not require collateral from its customers.

Net Income (Loss) Per Share

     The Company has presented net income (loss) per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

     Basic income (loss) per share (Basic EPS) was computed by dividing the net income (loss) for each year by the weighted average number of shares of Common Stock outstanding for each year. Diluted income (loss) per share (Diluted EPS) was computed by dividing net income (loss) for each year by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each year.

     The computation of shares used for Basic EPS and Diluted EPS is as follows:

                                                                     Year Ended December 31,
                         -----------------------------------------------------------------------------------------------------------
                                         1995                                1996                                1997
                         -----------------------------------------------------------------------------------------------------------
                           Income       Shares     Per-Share   Income       Shares     Per-Share    Income      Shares     Per-Share
                         (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount   (Numerator) (Denominator)  Amount
                         -----------------------------------------------------------------------------------------------------------
Net income (loss)......... $  4,694                            $ (1,912)                           $ 4,610
Less: Accretion of
  redemption premium
  on preferred stock......      (31)                                 -                                  -
Basic EPS.................
Income (loss) available
  to common stockholders..    4,663         7,101  $    0.66     (1,912)       11,056  $  (0.17)     4,610        11,131   $    0.41
Effect of dilutive
  securities..............
Redeemable convertible
  preferred stock.........       31         2,804                    -             -                    -             -
Stock options.............       -            476                    -             -                    -            387
Diluted EPS...............
Income (loss) available
  to common stockholders
  plus assumed
  conversions............. $  4,694        10,381  $    0.45   $ (1,912)       11,056  $  (0.17)   $ 4,610        11,518   $    0.40


Recently Issued Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS 130 will not have a material effect on the Company's financial statements.


     In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company is evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.

Reclassifications

     Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2. Acquisition:

     On May 1, 1996, the Company acquired 100% of the capital stock of SRCI, S.A. ("SRCI") for approximately $3,198,000 and transaction costs of $302,000. The purchase was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed of SRCI based on their fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles. The Company assigned $2,640,000 to in-process research and development and such amount was written off in the accompanying statements of operations. The Company also recorded $860,000 as goodwill. SRCI's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

3. Property and Equipment:

                                                                   December 31,
     ---------------------------------------------------------------------------------
                                                                1996          1997
                                                            --------------------------
     Computer hardware and other equipment................  $ 4,039,000   $ 4,861,000
     Furniture and fixtures...............................    1,724,000     1,573,000
     Leasehold improvements...............................      743,000       870,000
                                                            --------------------------
                                                              6,506,000     7,304,000
     Less--Accumulated depreciation and amortization......   (3,115,000)   (4,194,000)
                                                            --------------------------
                                                            $ 3,391,000   $ 3,110,000
                                                            ==========================

4. Revolving Line of Credit:

     The Company has a $5,000,000 revolving line of credit agreement with a bank which provides for borrowings up to $1,000,000 in local currencies directly with the Company's overseas subsidiaries and is available to finance working capital needs and possible future acquisitions. The line of credit is secured by substantially all of the Company's assets and requires, among other covenants, that the Company maintain a minimum net worth, measured quarterly, which is equal to the Company's net worth as of December 31, 1994, plus 50% of the Company's net income earned after

     December 31, 1994, and the net proceeds of any stock offerings. This covenant has the effect of limiting the amount of cash dividends the Company may pay. As of December 31, 1997, approximately $3,696,000 was available for the payment of dividends under this covenant. The line of credit expires on May 5, 1999. The Company has never had any borrowings under this revolving line of credit.

5. Income Taxes:

     The components of income (loss) before income taxes were as follows:

                                                                                    Year Ended December 31,
     ------------------------------------------------------------------------------------------------------------
                                                                                1995         1996         1997
                                                                             ------------------------------------
     Domestic............................................................    $7,195,000  $(1,211,000)  $5,990,000
     Foreign.............................................................       486,000      (57,000)   1,551,000
                                                                             ------------------------------------
                                                                             $7,681,000  $(1,268,000)  $7,541,000
                                                                             ====================================

     The components of income taxes were as follows:

                                                                                    Year Ended December 31,
     -----------------------------------------------------------------------------------------------------------
                                                                                1995         1996         1997
                                                                             -----------------------------------
     Current Provision:
       Federal...........................................................    $2,191,000  $   575,000   $1,933,000
       State.............................................................            --           --           --
       Foreign...........................................................     1,073,000      373,000      190,000
                                                                             ------------------------------------
                                                                              3,264,000      948,000    2,123,000
                                                                             ------------------------------------
     Deferred Provision (Benefit):
       Federal...........................................................        44,000     (149,000)      71,000
       State.............................................................       542,000      102,000      389,000
       Foreign...........................................................      (863,000)    (257,000)     348,000
                                                                             ------------------------------------
                                                                               (277,000)    (304,000)     808,000
                                                                             ------------------------------------
                                                                             $2,987,000   $  644,000   $2,931,000
                                                                             ====================================

     The reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate is as follows:

                                                                                    Year Ended December 31,
     -----------------------------------------------------------------------------------------------------------
                                                                                1995         1996         1997
                                                                             -----------------------------------
     Federal statutory tax rate...........................................     34.0%        (34.0)%       34.0%
     Impact of foreign subsidiaries subject to higher tax rates...........      0.2           0.2          0.1
     Impact of enacted change in German tax rates on deferred tax assets..       --           4.6           --
     State income taxes, net of federal tax benefit.......................      4.3          (5.0)         4.8
     Nondeductible expenses...............................................      0.4           3.8          0.6
     Write-off of in-process research and development.....................       --          81.1           --
     Tax credits utilized.................................................       --            --         (0.6)
                                                                             -----------------------------------
                                                                               38.9%         50.7%        38.9%
                                                                             ===================================

     The tax effect of temporary differences as established in accordance with SFAS No. 109 that give rise to deferred income taxes is as follows:

                                                                   December 31,
     --------------------------------------------------------------------------------
                                                                1996          1997
                                                            -------------------------
     Gross deferred tax asset:
       Depreciation and amortization.....................   $     4,000   $   303,000
       Foreign net operating loss........................     1,549,000     1,021,000
       Accruals and revenues not currently deductible....       365,000        87,000
       Other.............................................       242,000       418,000
                                                            -------------------------
                                                            $ 2,160,000   $ 1,829,000
                                                            =========================
     Gross deferred tax liability:
       Capitalized software development costs............   $  (971,000)  $  (598,000)
       Other.............................................    (1,243,000)   (2,093,000)
                                                            -------------------------
                                                            $(2,214,000)  $(2,691,000)
                                                            =========================

     The Company has recorded a deferred tax asset of $1,021,000 reflecting the benefit of approximately $2,405,000 in foreign loss carryforwards, which expire in varying amounts between 1999 and 2000. Realization is dependent on generating sufficient foreign taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

6. Equity Plans:


Stock Option Plans

     The Company has three stock option plans that provide for the granting of options, the awarding of stock and the purchase of stock. Options granted under the three stock option plans generally vest over a four-year period and are exercisable over a period not to exceed ten years both as determined by the Board of Directors. Incentive stock options are granted at fair value, as determined by the Board of Directors and prior to the initial public offering supported by an independent appraisal. Nonqualified options are granted at exercise prices determined by the Board of Directors. Subsequent to the initial public offering, incentive stock options and nonqualified options are granted at fair value, based upon the price of the stock as quoted by the Nasdaq National Market System.

Information with respect to the options under the three stock option plans is as follows:

                                                   Exercise Price    Aggregate
                                         Shares      Per Share       Proceeds
    ---------------------------------------------------------------------------
    Outstanding December 31,
     1994.............................   639,500   $  .625-$ 2.95  $ 1,065,775
      Granted.........................    64,000   $10.00 -$19.25      927,000
      Exercised.......................   (88,750)  $ 0.625-$ 2.70      (80,438)
      Canceled........................   (30,000)  $ 2.70              (81,000)
                                         --------------------------------------
    Outstanding December 31,
     1995.............................   584,750   $  .625-$19.25    1,831,337
      Granted.........................   224,000   $16.312-$31.50    5,711,726
      Exercised.......................  (184,250)  $  .625-$10.00     (256,138)
      Canceled........................   (58,750)  $ 2.70 -$31.50   (1,021,855)
                                         --------------------------------------
    Outstanding December 31,
     1996.............................   565,750   $  .625-$31.50  $ 6,265,070
      Granted......................... 1,455,000   $  7.94-$20.94   20,745,667
      Exercised.......................  (130,875)  $  .625-$10.00     (189,644)
      Canceled .......................  (106,500)  $  .625-$31.50   (1,969,909)
                                         --------------------------------------
    Outstanding December 31, 1997      1,783,375   $  1.00-$31.50  $24,851,184
                                        =======================================

    At December 31, 1997, there were 208,125 options exercisable at $1.00-$31.50 per share. The aggregate exercise price of these options was $391,938 as of December 31, 1997.

    The Company adopted the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation," effective for the Company's December 31, 1996 financial statements. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost has been computed for the stock option plans based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company's stock. As the exercise price of the stock options equaled the fair value of the Company's stock at the date of option issuance, no compensation cost has been recorded in the accompanying statements of operations. Had compensation cost for the three option plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income
    (loss) per share would have been adjusted to the following pro forma amounts:

                                                                               Year Ended December 31,
---------------------------------------------------------------------------------------------------------------
                                                                           1995          1996         1997
                                                                       ----------------------------------------
    Net income (loss):                   As reported.................  $ 4,694,000   $(1,912,000)  $4,610,000
                                         Pro forma...................  $ 4,597,000   $(2,404,000)  $2,335,000
    Basic income (loss) per share:       As reported.................  $       .47   $      (.17)  $      .41
                                         Pro forma...................  $       .46   $      (.22)  $      .21
    Diluted income (loss) per share:     As reported.................  $       .45   $      (.17)  $      .40
                                         Pro forma...................  $       .45   $      (.22)  $      .20

    Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted was $9.81, $17.33 and $9.86 for the years ended December 31, 1995, 1996 and 1997, respectively.

    Information with respect to the options outstanding under the three stock option plans at December 31, 1997 is as follows:

                                                           Weighted
                                         Weighted           Average
                                          Average          Remaining          Number
    Exercise Price                       Exercise         Contractual       of Vested
      Per Share             Shares        Price              Life             shares
    ----------------------------------------------------------------------------------------
    $ 1.00-$2.95             196,375         $ 2.54            6.5           163,875
    $ 7.94-$11.94            709,000         $10.01            9.2             5,000
    $16.00-$23.50            770,500         $19.01            9.6            12,375
    $26.63-$31.50            107,500         $29.26            8.6            26,875
                        --------------------------------------------------------------------
                           1,783,375         $14.24            9.0           208,125
                        ====================================================================

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1995, 1996 and 1997: risk-free interest rates ranging from 5.4% to 6.9% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 6.0 years for the options; and expected volatility of 70%.

Employee Stock Purchase Plan

    The Company maintained an Employee Stock Purchase Plan that allowed full-time employees with two years of service the opportunity to purchase shares of the Company's Common stock at fair value on dates determined by the Board of Directors, up to a maximum of 10% of their eligible compensation or $20,000, whichever was less. This plan was terminated immediately prior to the consummation of the initial public offering.

    In 1997, the Company established an employee stock purchase plan that allows full-time employees the opportunity to purchase shares at 85% of fair value on dates determined by the Board of Directors, up to a maximum 10% of their eligible compensation or $25,000, whichever is less. There were 150,000 shares available for purchase under this plan, of which 21,118 were purchased in 1997.

Anniversary Stock Plan

    The Company grants 200 shares of the Company's Common stock to all employees in July following their fifth anniversary of employment. The cost of the anniversary stock plan is accrued over the employment period of the employees.

7. Savings Plans:

    The Company maintains Employee Savings Plans (the "Plans") that cover substantially all of its full-time U.S. and U.K. employees. All eligible employees may elect to contribute a portion of their wages to the Plans, subject to certain limitations. In addition, the Company contributes to the Plans at the rate of 50% of the employee's contributions up to a maximum of 3% of the employee's salary. The Company's contributions to the Plans were $197,000, $222,000 and $212,000 in the years ended December 31, 1995, 1996 and 1997, respectively.

    The Company also maintains a noncontributory pension plan that covers substantially all of its full-time Japanese employees. All contributions to this pension plan are made by the Company in accordance with prescribed statutory requirements. The Company's contributions to the Plan were $40,000, $56,000 and $76,000 for the years ended December 31, 1995, 1996 and
    1997, respectively.

8. Commitments and Contingencies:

    The Company leases office facilities and equipment under various operating leases with remaining noncancelable lease terms generally in excess of one year. Rent expense was $3,849,000, $3,709,000 and $4,867,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Future minimum rental payments at December 31, 1997, on these leases are as follows:

    1998.........................................................  $ 4,767,000
    1999.........................................................    3,666,000
    2000.........................................................    1,237,000
    2001.........................................................    1,000,000
    2002.........................................................      797,000
    2003 and thereafter..........................................    1,440,000
                                                                   -----------
                                                                   $12,907,000
                                                                   ===========

    From time to time the Company is involved in certain legal actions arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

9. Related-Party Transactions:

    The Company paid approximately $126,000, $78,000 and $33,000 in the years ended December 31, 1995, 1996 and 1997, respectively, to an entity owned by the President and Chief Executive Officer of the Company for rental and usage of an aircraft.

    The Company paid approximately $666,000, $184,000 and $8,000 in the years ended December 31, 1995, 1996 and 1997, respectively, to a law firm of which one of the former directors of the Company is a member.

10. Geographic Segment Data:

     The Company operates in one business segment. The following table presents information about the Company's operations by geographic area:

                                                Year Ended December 31,
-------------------------------------------------------------------------------
                                          1995           1996          1997
                                      -----------------------------------------
Revenues:
 License fees:
  United States
   Domestic........................   $ 1,197,000    $ 1,896,000   $ 4,338,000
   Export..........................     4,845,000      6,878,000     3,369,000
                                      -----------------------------------------
                                        6,042,000      8,774,000     7,707,000
                                      -----------------------------------------
 Services:
  United States....................    26,843,000     29,747,000    41,332,000
  Europe...........................    15,764,000     22,719,000    24,273,000
  Other Foreign....................     5,473,000      5,006,000     5,134,000
                                      -----------------------------------------
                                       48,080,000     57,472,000    70,739,000
                                      -----------------------------------------
                                      $54,122,000    $66,246,000   $78,446,000
                                      =========================================
Operating income (loss):
 United States.....................   $ 6,692,000    $(1,940,000)  $ 5,889,000
 Europe............................      (566,000)      (752,000)      801,000
 Other Foreign.....................     1,044,000        648,000       523,000
                                      -----------------------------------------
                                      $ 7,170,000    $(2,044,000)  $ 7,213,000
                                      =========================================
Identifiable assets:
 United States.....................   $35,583,000    $35,911,000   $38,293,000
 Europe............................     7,859,000     10,802,000    12,648,000
 Other Foreign.....................     1,825,000      2,502,000     2,078,000
                                      -----------------------------------------
                                      $45,267,000    $49,215,000   $53,019,000
                                      =========================================

Selected Quarterly Operating Results


    The following table sets forth certain unaudited consolidated statement of operations data expressed in dollars for the eight most recently ended fiscal quarters. This data has been derived from unaudited financial statements of the Company that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation in accordance with generally accepted accounting principles. The Company's results of operations for a particular quarter are not necessarily indicative of the results of operations for any future period. The Company's quarterly results have varied considerably in the past and are likely to vary from quarter to quarter in the future.

                                                                   Quarters Ended
-----------------------------------------------------------------------------------------------------------------
                                                    1996                                    1997
                                   ------------------------------------------------------------------------------
                                   March 31, June 30,  Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30, Dec. 31,
                                   ------------------------------------------------------------------------------
                                                        (in thousands, except per share data)
Statement of Operations Data:
Revenues:
    License fees.................  $ 1,873   $ 2,241   $ 3,532   $ 1,128   $ 1,094   $ 1,725   $ 2,370   $ 2,518
    Services.....................   12,351    15,019    15,065    15,037    15,548    16,342    17,998    20,851
                                   ------------------------------------------------------------------------------
                                    14,224    17,260    18,597    16,165    16,642    18,067    20,368    23,369
                                   ------------------------------------------------------------------------------
    Costs of Revenues:
      Cost of license fees.......      185       184       185       278       273       392       729       365
      Cost of services...........    5,782     7,011     7,112     9,727     9,208     7,654     8,132     9,360
                                   ------------------------------------------------------------------------------
                                     5,967     7,195     7,297    10,005     9,481     8,046     8,861     9,725
                                   ------------------------------------------------------------------------------
        Gross margin.............    8,257    10,065    11,300     6,160     7,161    10,021    11,507    13,644
                                   ------------------------------------------------------------------------------
    Operating Expenses:
      Selling, general, and
        administrative...........    5,235     6,764     6,817     7,624     6,373     7,636     7,678     8,217
      Research and
        development..............    1,520     1,480     2,115     3,632     1,270     1,332     1,269     1,345
      Write-off of
        in-process research
        and development..........       --     2,640        --        --        --        --        --        --
                                   ------------------------------------------------------------------------------
                                     6,755    10,884     8,932    11,256     7,643     8,968     8,947     9,562
                                   ------------------------------------------------------------------------------
        Operating income
          (loss).................    1,502      (819)    2,368    (5,096)     (482)    1,053     2,560     4,082
    Interest income..............      240       279       386       262       128       131       100       169
    Other expense................       (6)     (106)       (3)     (276)      (57)      (95)      (21)      (27)
                                   ------------------------------------------------------------------------------
        Income (loss)
          before income
          taxes (benefit)........    1,736      (646)    2,751    (5,110)     (411)    1,089     2,639     4,224
    Income taxes (benefit).......      661       765     1,066    (1,847)     (145)      442     1,047     1,587
                                   ------------------------------------------------------------------------------
    Net income (loss)............  $ 1,075   $(1,411)  $ 1,685   $(3,263)  $  (266)  $   647   $ 1,592   $ 2,637
                                   ==============================================================================
    Net income (loss)
      per share
        Basic....................  $  0.10   $ (0.13)  $  0.15   $ (0.29)  $ (0.02)  $  0.06   $  0.14   $  0.24
                                   ==============================================================================
        Diluted..................  $  0.10   $ (0.13)  $  0.15   $ (0.29)  $ (0.02)  $  0.06   $  0.14   $  0.23
                                   ==============================================================================
    Shares used in
      computing net
      income (loss)
      per share
        Basic....................   10,805    11,119    11,139    11,159    11,225    11,071    11,101    11,126
                                   ==============================================================================
        Diluted..................   11,221    11,119    11,479    11,159    11,225    11,368    11,613    11,658
                                   ==============================================================================