Form 10-Q
period 1998-03-31
DENDRITE INTERNATIONAL INC
filed 1998-05-15
CIK 880321

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   Form 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended   March 31, 1998
                      ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

     Class                  Shares Outstanding at May 11, 1998
     -----                  ----------------------------------
     Common Stock                        11,425,619

================================================================================

                         DENDRITE INTERNATIONAL, INC.

                                     INDEX

PART I -- FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements  (unaudited)
                                                                        PAGE NO.
                                                                        --------
    Consolidated Statements of Operations
      Three months months ended March 31, 1998 and 1997.................   3

    Consolidated Balance Sheets
      March 31, 1998 and December 31, 1997..............................   4

    Consolidated Statements of Cash Flows
      Three months months ended March 31, 1998 and 1997.................   5

    Notes to Consolidated Financial Statements..........................   6

ITEM 2.   Management's Discussion and Analysis of Financial Condition
    and Results of Operations...........................................   7

PART II -- OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K..............................  13

    Signatures..........................................................  13

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                         Dendrite International, Inc.
                     Consolidated Statements of Operations
                     (In thousands except per share data)
                                  (Unaudited)


                                                                          Three Months Ended
                                                                                March 31,
                                                                    ------------------------------
                                                                      1998                  1997
                                                                    --------              --------
Revenues:
    License fees                                                     $ 2,971               $ 1,094
    Services                                                          19,656                15,548
                                                                    --------              --------
                                                                      22,627                16,642
                                                                    --------              --------
Cost of revenues:
    Cost of license fees                                                 361                   273
    Cost of services                                                   9,209                 9,208
                                                                    --------              --------
                                                                       9,570                 9,481
                                                                    --------              --------
    Gross margin                                                      13,057                 7,161
                                                                    --------              --------
Operating expenses:
    Selling, general and administrative                                8,459                 6,373
    Research and development                                           1,584                 1,270
                                                                    --------              --------
                                                                      10,043                 7,643
                                                                    --------              --------
          Operating income (loss)                                      3,014                  (482)
Interest income                                                          196                   128
Other expense                                                            321                    57
                                                                    --------              --------
          Income (loss) before income taxes                            2,889                  (411)
Income taxes                                                           1,127                  (145)
                                                                    --------              --------
Net income (loss)                                                    $ 1,762                 ($266)
                                                                    ========              ========
Net income (loss) per share:
    Basic                                                              $0.16                ($0.02)
                                                                    ========              ========
    Diluted                                                            $0.15                ($0.02)
                                                                    ========              ========
Shares used in computing net income (loss) per share:
    Basic                                                             11,162                11,225
                                                                    ========              ========
    Diluted                                                           11,950                11,225
                                                                    ========              ========


The accompanying notes are an integral part of these statements

                         Dendrite International, Inc.
                          Consolidated Balance Sheets
                       (In thousands except share data)
                                  (Unaudited)


                                                                                     March 31,            December 31,
                                                                                       1998                   1997
                                                                                     --------              -----------
Assets
Current Assets:
    Cash and cash equivalents                                                         $19,434                $15,917
    Short-term investments                                                              4,332                  2,955
    Accounts receivable, net                                                           21,102                 24,724
    Prepaid expenses and other                                                          2,338                  2,222
    Deferred tax asset                                                                    441                    441
                                                                                     --------               --------
                  Total current assets                                                 47,647                 46,259
Property and equipment, net                                                             3,044                  3,110
Deferred taxes                                                                            667                    667
Goodwill, net                                                                             532                    575
Capitalized software development costs, net                                             2,360                  2,408
                                                                                     --------               --------
                                                                                      $54,250                $53,019
                                                                                     ========               ========
Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                                  $ 2,853                $ 2,211
    Income taxes payable                                                                1,116                    867
    Accrued compensation and benefits                                                   2,814                  3,439
    Other accrued expenses                                                              3,313                  4,352
    Deferred revenues                                                                   1,370                  1,409
                                                                                     --------               --------
                  Total current liabilities                                            11,466                 12,278
                                                                                     --------               --------
Deferred rent                                                                             553                    598
                                                                                     --------               --------
Deferred taxes                                                                          1,970                  1,970
                                                                                     --------               --------
Stockholders' Equity
    Preferred Stock, no par value, 10,000,000 shares
      authorized, none issued                                                              --                     --
    Common Stock, no par value, 50,000,000 shares
      authorized, 11,387,494 and 11,329,774 shares issued
      and 11,186,994 and 11,129,274 outstanding                                        33,441                 32,814
    Retained earnings                                                                  11,030                  9,268
    Deferred compensation                                                              (1,287)                (1,141)
    Cumulative translation adjustment                                                    (996)                  (841)
    Less treasury stock at cost                                                        (1,927)                (1,927)
                                                                                     --------               --------
                                                                                       40,261                 38,173
                                                                                     --------               --------
                                                                                      $54,250                $53,019
                                                                                     ========               ========

The accompanying notes are an integral part of these statements

                         Dendrite International, Inc.
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                           --------------------
                                                                                                              1998        1997
                                                                                                           --------     -------
Operating activities:
     Net income (loss)                                                                                     $ 1,762       ($266)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
         Depreciation and amortization                                                                         714         340
         Changes in assets and liabilities:
             (Increase) decrease in accounts receivable                                                      3,533      (4,373)
             Increase in prepaid expenses and other                                                           (131)       (478)
             Decrease in accounts payable and accrued expenses                                                (992)       (856)
             Decrease in deferred rent                                                                         (45)        (37)
             Increase (decrease) in income taxes payable                                                       249        (148)
             Decrease in deferred revenues                                                                     (31)       (999)
                                                                                                           -------      ------
                 Net cash provided by (used in) operating activities                                         5,059      (6,817)
                                                                                                           -------      ------
Investing activities:
     Purchases of short-term investments                                                                    (1,488)       (535)
     Sale of short-term investments                                                                            111       1,627
     Purchases of property and equipment                                                                      (267)        (22)
     Additions to capitalized software development costs                                                      (284)       (181)
                                                                                                           -------      ------
                 Net cash provided by (used in) investing activities                                        (1,928)        889
                                                                                                           -------      ------
Financing activities:
     Purchase of Treasury Stock                                                                                 --      (1,175)
     Issuance of Common Stock                                                                                  426          90
                                                                                                           -------      ------
                 Net cash provided by (used in) financing activities                                           426      (1,085)
                                                                                                           -------      ------
Effect of foreign exchange rate changes on cash                                                                (40)        154
                                                                                                           -------      ------
Net increase (decrease) in cash                                                                              3,517      (6,859)
Cash and cash equivalents, beginning of period                                                              15,917      10,912
                                                                                                           -------      ------
Cash and cash equivalents, end of period                                                                   $19,434     $ 4,053
                                                                                                           =======      ======

        The accompanying notes are an integral part of these statements

                          Dendrite International, Inc.
              Notes to Unaudited Consolidated Financial Statements



1. Basis of Presentation

  The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (collectively, the "Company") included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three month period ended March 31, 1998. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  The interim operating results of the Company may not be indicative of operating results for the full year.

2. Net Income (Loss) Per Share

  The Company has presented net income (loss) per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

  Basic income (loss) per share ("Basic EPS") was computed by dividing the net income (loss) for each period by the weighted average number of shares of Common Stock outstanding for each period. Diluted income (loss) per share ("Diluted EPS") was computed by dividing net income (loss) for each period by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. For the three months ended March 31, 1998, Common Stock equivalents used in computing Diluted EPS was 788,000. For the three months ended March 31, 1997, Common Stock equivalents are not included, as their effect is antidilutive.

3. Recently Adopted Accounting Pronouncements

  During the quarter, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

  For the quarters ended March 31, 1998 and 1997, the Company engaged in numerous transactions involving foreign currency, which resulted in unrealized gains and losses. Total after-tax comprehensive income (loss) for the quarters ended March 31, 1998 and 1997 was $1.668 million and ($210,000), respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

  License fees are charged by the Company for use of its proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, territory covered and the number of functions in the particular system licensed by the customer. The Company recognizes one-time license fees as revenue using the percentage of completion method over a period of time that commences with execution of the license agreement and concludes with the completion of initial customization, if any. For license contracts that contain customer acceptance provisions, revenue is not recognized until such time as the acceptance provisions are satisfied. Additional license fees are recognized when customers agree to license additional functions or enhancements, acquire an upgraded version of the Company's software and/or when the maximum number of users or initial geographic coverage is exceeded. The Company has, in the past, made available an alternative license fee arrangement known as a "capitation" agreement under which the customer licenses Dendrite software, software maintenance and upgrades for all users in a geographic region for an increasing preset annual charge over a specified term.

  The United States, the United Kingdom, France and Japan are the Company's main markets. Approximately 45% and 34% of the Company's total revenues were generated outside the United States during the three month periods ended March 31, 1997 and 1998, respectively. Services provided by Dendrite's foreign branches and subsidiaries are billed in local currency. License fees for Dendrite products are billed in U.S. dollars regardless of where they originate. Operating results generated in local currencies are translated into United States dollars at the average exchange rate in effect for the reporting period.

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

Results of Operations

Three Months Ended March 31, 1997 and 1998

  Revenues. Total revenues increased $5.985 million or 36% from $16.642 million in the three months ended March 31, 1997 to $22.627 million in the three months ended March 31, 1998.

  License fee revenues increased 172% from $1.094 million in the three months ended March 31, 1997 to $2.971 million in the three months ended March 31, 1998. This increase was primarily attributable to the recognition of revenue related to license fees from three significant customer implementations during the three months ended March 31, 1998.

  Service revenues increased 26% from $15.548 million in the three months ended March 31, 1997 to $19.656 million in the three months ended March 31, 1998. This increase was primarily the result of an increase in the Company's installed base of Dendrite ETM systems with new and existing customers and the provision of additional services to the Company's existing customers.

  Cost of Revenues. Cost of revenues increased $89,000 or 1% from $9.481 million in the three months ended March 31, 1997 to $9.570 million in the three months ended March 31, 1998.

  Cost of license fees increased 32% from $273,000 in the three months ended March 31, 1997 to $361,000 in the three months ended March 31, 1998. Cost of license fees for the three months ended March 31, 1998 represents the amortization of capitalized software development costs of $332,000 and third party vendor license fees of $29,000. Cost of license fees for the three months ended March 31, 1997 represents the amortization of capitalized software development costs of $273,000.

  Cost of services was flat during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Accordingly, because service revenue in the period increased over last year's corresponding period, as a percentage of service revenues, cost of services decreased from 59% of service revenues in the three months ended March 31, 1997 to 47% in the three months ended March 31, 1998. During the three months ended March 31, 1997, there was a $307,000 misclassification of SG&A expense as cost of services, which was corrected in the second quarter of 1997. After adjusting cost of services by the $307,000 misclassification, cost of services, as a percentage of service revenues would have been 57%. The decrease in cost of services as a percentage service revenues was primarily due to the Company's efforts in the area of cost control.

  Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased 33% from $6.373 million in the three months ended March 31, 1997 to $8.459 million in the three months ended March 31, 1998. After adjusting SG&A expenses by $307,000 for the misclassification during the three months ended March 31, 1997, SG&A expenses increased 27%. As a percentage of revenue, SG&A expenses, after the correction for the misclassification, decreased from 40% in three months ended March 31, 1997 to 37% in the three months ended March 31, 1998.

  Research and Development Expenses. Research and development expenses increased 25% from $1.270 million in the three months ended March 31, 1997 to $1.584 million in the three months ended March 31, 1998. As a percentage of revenues, research and development expenses decreased from 8% in the three months ended March 31, 1997 to 7% in the three months ended March 31, 1998. The increase in research and development expenses during the most recent period was primarily attributable to increased spending on the development of the Company's Consumer Packaged Goods products, the continuing development of Force MultiplieRx(TM) and the development of the next generation pharmaceutical ETM system.

  Provision for Income Taxes. The effective tax rate remained relatively constant at 39% in the three months ended March 31, 1998.

  Other Expense. Other expense increased $264,000 from $57,000 in the three months ended March 31, 1997 to $321,000 in the three months ended March 31, 1998. This increase was primarily attributable to a one time expense associated with correcting administrative errors by the plan administrator in the Company's 401(k) plan that relates to the 1994 and 1995 plan years. These errors were found in the three months ended March 31, 1998, and the Company estimated the associated costs during this period.

Liquidity and Capital Resources

  On January 16, 1997 the Board of Directors approved a stock buy-back program initially limited to $3,000,000, which subject to further Board review and approval could be increased to a maximum of $10,000,000, but not greater than 9% of the Company's outstanding shares of Common Stock. During the three months ended March 31, 1997, the Company repurchased 119,500 shares of Common Stock for a total value of $1,175,000.

  The Company has historically financed its operations primarily through cash generated by operations. Net cash provided by operating activities was $5.059 million for the three months ended March 31, 1998 compared to cash used in operating activities of $6.817 million for the three months ended March 31, 1997. This increase is due primarily to higher net income and a decrease in accounts receivable during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

  Cash used in investing was $1.928 million in the three months ended March 31, 1998 compared to cash obtained from investing of $889,000 in the three months ended March 31, 1997. This increase was due primarily to the purchase of short-term investments in the three months ended March 31, 1998 as opposed to the sale of such investments in the three months ended March 31, 1997.

  The Company obtained $426,000 of cash from financing activities in the three months ended March 31,1998 compared to the utilization of $1.085 million in cash from financing activities in the three months ended March 31, 1997. The change in the Company's cash provided from financing activities is due to the purchase of Treasury Stock during the three months ended March 31, 1997 and an increase in the issuance of common stock primarily from the exercise of employee stock options during the three months ended March 31, 1998.

  The Company maintains a $5.0 million revolving line of credit agreement with the Chase Manhattan Bank, N.A. The agreement provides for borrowing up to $1.0 million in local currencies directly by the Company or certain of its overseas subsidiaries and is available to finance working capital needs and possible future acquisitions. The $5.0 million line of credit is secured by substantially all of the Company's assets. The $5.0 million line of credit agreement requires the Company to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to the Company's net worth as of December 31, 1994 plus 50% of net income earned after December 31, 1994 and plus the net proceeds of any stock offering. This covenant has the effect of limiting the amount of cash dividends the Company may pay. At March 31, 1998, there were no borrowings outstanding under the agreement.

  At March 31, 1998, the Company's working capital was approximately $35.871 million. The Company has no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases.

Outlook

  Due to evidence of overall stronger sales and increased operating profit, the Company has increased its diluted earnings per share expectations for the year to $.83 to $.85 per share. Higher revenue is the primary cause of this increased expectation. The Company's actual results may vary from this expectation. See "Factors That May Affect Future Operating Results".

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

  In addition, the Company's quarterly license fees and service revenues may vary due to seasonal, cyclical and other factors. Selection of an ETM system often entails an extended decision-making process for the customer because of the substantial costs and strategic implications associated with acquiring the system. Senior levels of management are often involved in this process, given the importance of the decision as well as the risks faced by the customer should a system fail or not perform as expected. Depending upon the size of the system and the associated computer hardware and software costs, senior corporate management or even the board of directors of a customer may make the final decision to license a Company ETM system. Therefore, decisions to acquire a Company ETM system involve long selling cycles, typically 12 to 18 months for larger customers, although sometimes as long as 24 months, and usually require lengthy periods of evaluation prior to full installation and roll-out. In addition, the Company's ability to recognize license revenue is affected by the duration of the customization process, if any. Finally, the Company has historically realized a greater percentage of its license fees and service revenues for a year in the second half of the year than it does in the first half because, among other things, the Company's customers typically spend more of their annual budget authorization for ETM products and services in the second half of the year. However, the interplay among the foregoing factors means that actual results for a given year may vary from this seasonal expectation. In the future, because service revenues tend to be less seasonal and cyclical than license fees, to the extent the percentage of revenue from service revenues from existing customers of the Company continues to increase, seasonal and cyclical trends in the Company's revenues may be reduced.

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

  International operations. Currently, the Company expects the portion of its business located outside of the United States to shrink as a percentage of the Company's revenues, but to continue to account for a material part of its revenues. Licensing software and providing services in many foreign countries is subject to risks inherent in international business activities. Risks include general economic conditions in each such country, the effect of applicable foreign tax structures, tariff and trade regulations, difficulties in obtaining local licenses, the difficulty of managing an organization spread over various jurisdictions, unexpected changes in regulatory environments, complying with a variety of foreign laws and regulations and any adverse changes in the political environments in any such countries. In addition, laws in foreign countries may not always provide protection for the Company's proprietary rights in its software products. Providing specialized system support services outside the United States paid for in local currencies carries the additional risk of currency fluctuation and may also affect the net income, if any, reported by the Company.

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

  Some customers may attempt to hold the Company responsible for Year 2000 compliance for hardware or software not supplied or created by the Company, but used in conjunction with one or more of the Company's products. The Company intends to defend itself vigorously against any such allegation.

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

ITEM 6.  Exhibits and Reports on Form 8-K

       (a) The Company is furnishing the following exhibits in connection with this report:

              10.1 Consulting Agreement dated as of January 5, 1998 with Edward Kfoury

              27   Financial Data Schedule

       (b) The Company did not file any Reports on Form 8-K during the quarter for which this report is filed.





                                  SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act OF 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 1998


                         By:  /s/ John E. Bailye
                         -------------------------------------------
                            John E. Bailye, President and
                            Chief Executive Officer


                         By:  /s/ George T. Robson
                         -------------------------------------------
                            George T. Robson, Senior Vice President
                            and Chief Financial Officer