Form 10-Q
period 1998-06-30
DENDRITE INTERNATIONAL INC
filed 1998-08-14
CIK 880321

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              Exchange Act of 1934

                       For the quarter ended June 30, 1998

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         For the transition period from


                         Commission File Number 0-26138

                          DENDRITE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its Charter)


              New Jersey                                     22-2786386
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)



                            1200 Mount Kemble Avenue
                              Morristown, NJ 07960
                                  973-425-1200

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

        Class                   Shares Outstanding at August 3, 1998
        ------------------------------------------------------------
        Common Stock                          11,488,037

                           DENDRITE INTERNATIONAL, INC
                                      INDEX


PART I        FINANCIAL INFORMATION

ITEM 1.       Consolidated Financial Statements

                                                                                             PAGE NO
                                                                                             -------
     Consolidated Statements of Operations
       Three months and six months ended June 30, 1998 and 1997                                 3

     Consolidated Balance Sheets
       June 30, 1998 and December 31, 1997                                                      4

     Consolidated Statements of Cash Flows
       Six months ended June 30, 1998 and 1997                                                  5

     Notes to Consolidated Financial Statements                                                 6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                                     7

PART II       OTHER INFORMATION

ITEM 4.       Submission of Matters to a Vote of Security Holders                              14

ITEM 5.       Other Information                                                                14

ITEM 6.       Exhibits and Reports on Form 8-K                                                 15

     Signatures                                                                                15

PART 1        FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                          Three Months Ended June 30,   Six Months Ended June 30,
                                          ---------------------------   -------------------------
                                               1998          1997          1998          1997
                                             -------       -------       -------       -------
Revenues:
   License fees                              $ 4,299       $ 1,725       $ 7,270       $ 2,819
   Services                                   24,028        16,342        43,684        31,890
                                             -------       -------       -------       -------
                                              28,327        18,067        50,954        34,709
                                             -------       -------       -------       -------

Cost of revenues:
   Cost of license fees                        1,024           392         1,385           664
   Cost of services                           12,402         8,333        22,296        18,128
                                             -------       -------       -------       -------
                                              13,426         8,725        23,681        18,792
                                             -------       -------       -------       -------
      Gross margin                            14,901         9,342        27,273        15,917
                                             -------       -------       -------       -------

Operating expenses:
   Selling, general and administrative         9,962         7,636        18,421        14,010
   Research and development                      870           653         1,770         1,336
                                             -------       -------       -------       -------
                                              10,832         8,289        20,191        15,346
                                             -------       -------       -------       -------
      Operating income                         4,069         1,053         7,082           571
Interest income                                  214           131           410           259
Other expense                                     45            95           365           152
                                             -------       -------       -------       -------
      Income before income taxes               4,238         1,089         7,127           678
Income taxes                                   1,581           442         2,708           297
                                             -------       -------       -------       -------
Net income                                   $ 2,657       $   647       $ 4,419       $   381
                                             =======       =======       =======       =======

Net income per share:
   Basic                                     $  0.24       $  0.06       $  0.40       $  0.03
                                             =======       =======       =======       =======
   Diluted                                   $  0.22       $  0.06       $  0.37       $  0.03
                                             =======       =======       =======       =======

Shares used in computing net income
   per share:
   Basic                                      11,209        11,071        11,187        11,148
                                             =======       =======       =======       =======
   Diluted                                    12,151        11,368        12,048        11,400
                                             =======       =======       =======       =======



The accompanying notes are an integral part of these statements

                          DENDRITE INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                  June 30,      December 31,
                                                                    1998            1997
                                                                -----------     ------------
Assets
Current Assets:
    Cash and cash equivalents                                     $ 15,671        $ 15,917
    Short-term investments                                           3,723           2,955
    Accounts receivable, net                                        30,853          24,724
    Prepaid expenses and other                                       2,416           2,222
    Deferred tax asset                                                 441             441
                                                                  --------        --------
        Total current assets                                        53,104          46,259
Property and equipment, net                                          3,062           3,110
Deferred taxes                                                         667             667
Goodwill, net                                                          489             575
Capitalized software development costs, net                          2,443           2,408
                                                                  --------        --------
                                                                  $ 59,765        $ 53,019
                                                                  ========        ========

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                              $  2,647        $  2,211
    Income taxes payable                                               978             867
    Accrued compensation and benefits                                3,219           3,439
    Other accrued expenses                                           5,485           4,352
    Deferred revenues                                                1,596           1,409
                                                                  --------        --------
        Total current liabilities                                   13,925          12,278
                                                                  --------        --------
Deferred rent                                                          503             598
                                                                  --------        --------
Deferred taxes                                                       1,970           1,970
                                                                  --------        --------

Stockholders' Equity
    Preferred Stock, no par value, 10,000,000 shares
        authorized, none issued                                         --              --
    Common Stock, no par value, 50,000,000 shares
        authorized, 11,420,945 and 11,329,774 shares issued
        and 11,220,445 and 11,129,274 outstanding                   33,965          32,814
    Retained earnings                                               13,687           9,268
    Deferred compensation                                           (1,278)         (1,141)
    Cumulative translation adjustment                               (1,080)           (841)
    Less treasury stock, at cost                                    (1,927)         (1,927)
                                                                  --------        --------
                                                                    43,367          38,173
                                                                  --------        --------
                                                                  $ 59,765        $ 53,019
                                                                  ========        ========


The accompanying notes are an integral part of these statements

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              Six Months Ended June 30,
                                                                              -------------------------
                                                                                1998            1997
                                                                              --------        --------
Operating activities:
   Net income                                                                 $  4,419        $    381
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                           1,398             810
         Changes in assets and liabilities:
           Increase in accounts receivable                                      (6,354)         (2,069)
           Increase in prepaid expenses and other                                 (225)           (386)
           Increase (decrease) in accounts payable and accrued expenses          1,522          (1,341)
           Decrease in deferred rent                                               (95)           (107)
           Increase (decrease) in income taxes payable                             111            (451)
           Increase in deferred revenues                                           213             136
                                                                              --------        --------
              Net cash provided by (used in) operating activities                  989          (3,027)
                                                                              --------        --------

Investing activities:
   Purchases of short-term investments                                          (2,558)         (1,085)
   Sale of short-term investments                                                1,790           6,370
   Purchases of property and equipment                                            (596)           (587)
   Additions to capitalized software development costs                            (698)           (574)
                                                                              --------        --------
              Net cash provided by (used in) investing activities               (2,062)          4,124
                                                                              --------        --------

Financing activities:
    Purchase of Treasury Stock                                                      --          (1,927)
    Issuance of Common Stock                                                       959              96
                                                                              --------        --------
              Net cash provided by (used in) financing activities                  959          (1,831)
                                                                              --------        --------
Effect of foreign exchange rate changes on cash                                   (132)            327
                                                                              --------        --------
Net decrease in cash and cash equivalents                                         (246)           (407)
Cash and cash equivalents, beginning of period                                  15,917          10,912
                                                                              --------        --------
Cash and cash equivalents, end of period                                      $ 15,671        $ 10,505
                                                                              ========        ========




The accompanying notes are an integral part of these statements

                          DENDRITE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation

  The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (collectively, the "Company") included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and six month periods ended June 30, 1998. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  The interim operating results of the Company may not be indicative of operating results for the full year.

2. Net Income Per Share

  The Company has presented net income per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

  Basic income per share ("Basic EPS") was computed by dividing the net income for each period by the weighted average number of shares of Common Stock outstanding for each period. Diluted income per share ("Diluted EPS") was computed by dividing net income for each period by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. For the three months ended June 30, 1998 and 1997, Common Stock equivalents used in computing Diluted EPS were 942,000 and 297,000, respectively. For the six months ended June 30, 1998 and 1997, Common Stock equivalents used in computing Diluted EPS were 861,000 and 252,000, respectively.

3. Recently Adopted Accounting Pronouncements

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

  For the three and six months ended June 30, 1998 and 1997, the Company engaged in numerous transactions involving foreign currency, which resulted in unrealized gains and losses. Total after-tax comprehensive income for the quarters ended June 30, 1998 and 1997 was $2.603 million and $594,000, respectively. Total after-tax comprehensive income for the six months ended June 30, 1998 and 1997 was $4.271 million and $384,000, respectively.

4. Stock Split

  On July 21, 1998, the Company's Board of Directors declared a two-for-one common stock split. The stock split will be distributed in the form of a 100% stock dividend to stockholders of record as of August 11, 1998. It is anticipated that such dividend will be payable on August 21, 1998. Share and per share information included in the accompanying consolidated financial statements have not been restated to reflect the stock split.

5. Certain Reclassifications

  During the three months ended June 30, 1998, the Company determined that costs associated with certain activities that were previously classified as research and development expense, should be classified as cost of services, as these expenditures relate to client specific activities. For consistency of presentation, prior periods have been reclassified. The reclassification for the six months ended June 30, 1998 and 1997 was $1.399 million and $1.266 million, respectively. The reclassification for the three months ended June 30, 1998 and 1997 was $714,000 and $679,000, respectively.

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

Overview

  The Company succeeded in 1991 to a business co-founded in 1986 by the Company's current Chairman, President and Chief Executive Officer to provide comprehensive Electronic Territory Management ("ETM") solutions to be used to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the ethical pharmaceutical industry. Today, the Company's solutions combine advanced software products with a wide range of specialized support services including implementation services, technical and hardware support services and sales force support services. The Company develops, implements and services advanced ETM systems in the United States, Canada, Western Europe, Japan, Australia, New Zealand, Hong Kong and Brazil through its own sales, support and technical personnel located in offices worldwide.

  The Company generates revenues from two sources: service and license fees. Service revenues, which account for a substantial majority of the Company's revenues, consist of fees from a wide variety of contracted services which the Company makes available to its customers, generally under multi-year contracts. Customization and implementation fees are generated from services provided to modify and implement the ETM solution for the customer. Technical and hardware support fees are derived from services related to the operation of the customer's server computers and from the provision of ongoing technical and customer service support including customization of the software following initial implementation. Sales force support fees are derived from organizing and managing support for the customer's sales force.

  License fees are charged by the Company for use of its proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, territory covered and the number of modules in the particular system licensed by the customer. The Company generally recognizes one-time license fees as revenue using the percentage of completion method over a period of time that commences with execution of the license agreement and concludes with the completion of initial customization, if any. For license contracts that contain customer acceptance provisions, revenue is not recognized until such time as the acceptance provisions are satisfied. Certain license revenue relates to software which the Company considers to be off-the-shelf. These revenues are generally recognized upon delivery of the software. Additional license fees are recognized when customers agree to license additional functions or enhancements, acquire an upgraded version of the Company's software and/or when the maximum number of users or initial geographic coverage is exceeded.

  The United States, the United Kingdom, France and Japan are the Company's main markets. Approximately 52% and 27% of the Company's total revenues were generated outside the United States during the three month periods ended June 30, 1997 and 1998, respectively. Approximately 49% and 31% of the Company's total revenues were generated outside the United States during the six month periods ended June 30, 1997 and 1998, respectively. This decrease in the percentage of revenues generated outside the United States was principally due to very strong revenue growth in the United States Pharmaceutical and CPG businesses, in addition to a modest revenue decline outside the United States, concentrated in Europe. Services provided by Dendrite's foreign branches and subsidiaries are billed in local currency. License fees for Dendrite products are billed in U.S. dollars regardless of where they originate. Operating results generated in local currencies are translated into United States dollars at the average exchange rate in effect for the reporting period.

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

  Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through a combination of modification of some existing Internal Programs and Systems and the replacement of other Internal Programs and Systems with new programs and systems that are already Year 2000 compliant. However, no assurance can be given that these efforts will be successful. The Company expects that the expenses and capital expenditures associated with achieving Year 2000 compliance will not have a material effect on its financial results for the remainder of 1998 and 1999.

Results of Operations

Three Months Ended June 30, 1997 and 1998

  Revenues. Total revenues increased $10.260 million or 57% from $18.067 million in the three months ended June 30, 1997 to $28.327 million in the three months ended June 30, 1998.

  License fee revenues increased 149% from $1.725 million in the three months ended June 30, 1997 to $4.299 million in the three months ended June 30, 1998. This increase was primarily attributable to continued strength in Japan, new customer wins for the Company's Consumer Business Division and increased sales of third party software.

  Service revenues increased 47% from $16.342 million in the three months ended June 30, 1997 to $24.028 million in the three months ended June 30, 1998. This increase was primarily the result of an increase in the Company's installed base of Dendrite ETM systems at both new and existing customers, the commencement of major product rollouts, as well as the provision of additional services to the Company's existing customers.

  Cost of Revenues. Cost of revenues increased $4.701 million or 54% from $8.725 million in the three months ended June 30, 1997 to $13.426 million in the three months ended June 30, 1998.

  Cost of license fees increased 161% from $392,000 in the three months ended June 30, 1997 to $1.024 million in the three months ended June 30, 1998. Cost of license fees for the three months ended June 30, 1998 represents the amortization of capitalized software development costs of $332,000 and third party vendor license fees of $692,000. Cost of license fees for the three months ended June 30, 1997 represents the amortization of capitalized software development costs of $272,000 and third party license fees of $120,000.

  Cost of services increased 49% from $8.333 million in the three months ended June 30, 1997 to $12.402 million in the three months ended June 30, 1998. This increase was primarily due to an increase in staff required to support higher client activity including the use of higher cost consultants and contractors. As a percentage of service revenues, cost of services increased from 51% of service revenues in the three months ended June 30, 1997 to 52% in the three months ended June 30, 1998. During the first quarter of 1997, there was a $307,000 misclassification of SG&A expense as cost of services, which was corrected in the second quarter of 1997. If this $307,000 misclassification had not been corrected in the second quarter, cost of services, as a percentage of service revenues would have been 53% in the three months ended June 30, 1997.

  Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased 30% from $7.636 million in the three months ended June 30, 1997 to $9.962 million in the three months ended June 30, 1998. This increase was primarily attributable to increased staff required for sales and support operations. After adjusting SG&A expenses by $307,000 for the misclassification that was corrected during the three months ended June 30, 1997, SG&A expenses increased 36%. As a percentage of revenue, SG&A expenses, after the correction for the misclassification, decreased from 41% in three months ended June 30, 1997 to 35% in the three months ended June 30, 1998, due to leveraging the fixed cost elements in general and administrative expenses.

  Research and Development Expenses. Research and development expenses increased 33% from $653,000 in the three months ended June 30, 1997 to $870,000 in the three months ended June 30, 1998. As a percentage of revenues, research and development expenses decreased from 4% in the three months ended June 30, 1997 to 3% in the three months ended June 30, 1998. The increase in research and development expenses during the most recent period was primarily attributable to increased spending on development of the Company's Consumer Packaged Goods products, the continued development of Force MultiplieRx(TM) and the development of the next generation pharmaceutical ETM system.

  Provision for Income Taxes. The effective tax rate was reduced to 38%, retroactive to the first quarter, during the three months ended June 30, 1998. This decrease was due primarily to the implementation of tax minimization strategies throughout the world.

Six Months Ended June 30, 1997 and 1998

  Revenues. Total revenues increased $16.245 million or 47% from $34.709 million in the six months ended June 30, 1997 to $50.954 million in the six months ended June 30, 1998.

  License fee revenues increased 158% from $2.819 million in the six months ended June 30, 1997 to $7.270 million in the six months ended June 30, 1998. This increase was primarily attributable to the recognition of revenue related to license fees from several significant customer implementations, new customer wins for the Company's consumer business division and increased sales of third party software.

  Service revenues increased 37% from $31.890 million in the six months ended June 30, 1997 to $43.684 million in the six months ended June 30, 1998. This increase was primarily the result of an increase in the Company's installed base of Dendrite ETM systems at both new and existing customers, the commencement of major product rollouts, as well as the provision of additional services to the Company's existing customers.

  Cost of Revenues. Cost of revenues increased $4.889 million or 26% from $18.792 million in the six months ended June 30, 1997 to $23.681 million in the six months ended June 30, 1998.

  Cost of license fees increased 109% from $664,000 in the six months ended June 30, 1997 to $1.385 million in the six months ended June 30, 1998. Cost of license fees for the six months ended June 30, 1998 represents the amortization of capitalized software development costs of $664,000 and third party vendor license fees of $721,000. Cost of license fees for the six months ended June 30, 1997 represents the amortization of capitalized software development costs of $544,000 and third party vendor license fees of $120,000.

  Cost of services increased 23% from $18.128 million in the six months ended June 30, 1997 to $22.296 million in the six months ended June 30, 1998. This increase was primarily due to an increase in staff required to support higher client activity including the use of higher cost consultants and contractors. As a percentage of service revenues, cost of services decreased from 57% of service revenues in the six months ended June 30, 1997 to 51% in the six months ended June 30, 1998. This decrease was primarily the result of increased operational efficiencies in 1998 as well as unusually high costs in the first quarter of 1997.

  Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased 31% from $14.010 million in the six months ended June 30, 1997 to $18.421 million in the six months ended June 30, 1998. This increase is primarily attributable to increased staff required for sales and support operations. As a percentage of revenue, SG&A expenses decreased from 40% in six months ended June 30, 1997 to 36% in the six months ended June 30, 1998, due to leveraging the fixed cost elements in general and administrative expenses.

  Research and Development Expenses. Research and development expenses increased 32% from $1.336 million in the six months ended June 30, 1997 to $1.770 million in the six months ended June 30, 1998. As a percentage of revenues, research and development expenses remained relatively constant at 4%. The increase in research and development expenses during the most recent period was primarily attributable to increased spending on development of the Company's Consumer Packaged Goods products, the continued development of Force MultiplieRx(TM) and the development of the next generation pharmaceutical ETM system.

  Other Expense. Other expense increased $213,000 from $152,000 in the six months ended June 30, 1997 to $365,000 in the six months ended June 30, 1998. This increase was primarily attributable to a one-time expense associated with correcting administrative errors by the plan administrator in the Company's 401(k) plan that relates to the 1994 and 1995 plan years. These errors were found in the first quarter of 1998, and the Company estimated the associated costs during that period.

  Provision for Income Taxes. Provision for Income Taxes. The effective tax rate was reduced to 38% during the six months ended June 30, 1998. This decrease was due primarily to the implementation of tax minimization strategies throughout the world.

Liquidity and Capital Resources

  On January 16, 1997 the Board of Directors approved a stock buy-back program initially limited to $3,000,000, which subject to further Board review and approval could be increased to a maximum of $10,000,000, but not greater than 9% of the Company's outstanding shares of Common Stock. During the six months ended June 30, 1997, the Company repurchased 200,500 shares of Common Stock for a total value of $1,927,000.

  The Company has historically financed its operations primarily through cash generated by operations. Net cash provided by operating activities was $989,000 for the six months ended June 30, 1998 compared to cash used in operating activities of $3.027 million for the six months ended June 30, 1997. This increase is due primarily to higher net income during the six months ended June 30, 1998. Accounts receivable grew in 1998 due to growth in the business , but this was mostly offset by efficient liability management.

  Cash used in investing was $2.062 million in the six months ended June 30, 1998 compared to cash obtained from investing of $4.124 million in the six months ended June 30, 1997. This change was due primarily to the purchase of short-term investments in the six months ended June 30, 1998 as opposed to the sale of such investments in the six months ended June 30, 1997 as the Company attempted to improve yields on its excess cash.

  The Company obtained $959,000 of cash from financing activities in the six months ended June 30, 1998 compared to the utilization of $1.831 million in cash from financing activities in the six months ended June 30, 1997. The change in the Company's cash provided from financing activities is due to open-market purchases of its common stock during the six months ended June 30, 1997 and an increase in the issuance of common stock primarily from the exercise of employee stock options during the six months ended June 30, 1998.

  The Company maintains a $5.0 million revolving line of credit agreement with the Chase Manhattan Bank, N.A. The agreement provides for borrowing up to $1.0 million in local currencies directly by the Company or certain of its overseas subsidiaries and is available to finance working capital needs and possible future acquisitions. The $5.0 million line of credit is secured by substantially all of the Company's assets. The $5.0 million line of credit agreement requires the Company to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to the Company's net worth as of December 31, 1994 plus 50% of net income earned after December 31, 1994 and plus the net proceeds of any stock offering. This covenant has the effect of limiting the amount of cash dividends the Company may pay. At June 30, 1998, there were no borrowings outstanding under the agreement.

  At June 30, 1998, the Company's working capital was approximately $39.179 million. The Company has no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases.

  Management regularly evaluates opportunities to acquire products or businesses complementary to the Company's operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments.

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

  In addition, the Company's quarterly license fees and service revenues may vary due to seasonal, cyclical and other factors. Selection of an ETM system often entails an extended decision-making process for the customer because of the substantial costs and strategic implications associated with acquiring the system. Senior levels of management are often involved in this process, given the importance of the decision as well as the risks faced by the customer should a system fail or not perform as expected. Depending upon the size of the system and the associated computer hardware and software costs, senior corporate management or even the board of directors of a customer may make the final decision to license a Company ETM system. Therefore, decisions to acquire a Company ETM system involve long selling cycles, typically 12 to 18 months for larger customers, although sometimes as long as 24 months, and usually require lengthy periods of evaluation prior to full installation and roll-out. In addition, the Company's ability to recognize license revenue is affected by the duration of the customization process, if any. Finally, the Company has historically realized a greater percentage of its annual license fees and service revenues in the second half of the year than it does in the first half because, among other things, the Company's customers typically spend more of their annual budget authorization for ETM products and services in the second half of the year. However, the interplay among the foregoing factors means that actual results for a given year may vary from this seasonal expectation. In the future, because service revenues tend to be less seasonal and cyclical than license fees, to the extent the percentage of revenue from service revenues from existing customers of the Company continues to increase, seasonal and cyclical trends in the Company's revenues may change.

  New products and technological change. The market for ETM systems is characterized by rapid change and improvements in computer hardware and software technology. The Company's future success will depend in part on its ability to enhance its current products, to introduce new products that keep pace with technological and market developments and to address the increasingly sophisticated needs of its customers. While the Company expects to continue doing so, there can be no assurance that the Company will be successful in developing and marketing in a timely manner product enhancements or new products that respond to the technological advances by others, or that its products will adequately and competitively address the needs of the changing marketplace. Competition with respect to software products has been characterized by shortening product cycles, and there can be no assurance that the Company will not be adversely affected by this trend. If the product cycles for the Company's systems prove to be shorter than management anticipates, the Company's operating results could be adversely affected. In addition, in order to remain competitive, the Company may be required to expend a greater percentage of its revenues on product innovation and development than historically has been the case, in which case, the Company's gross profit margins and results of operations could be materially and adversely affected. In addition, products as complex as those offered by the Company may contain previously undetected errors or failures. Such errors have occurred in the past and there can be no assurance that, despite testing by the Company, errors will not be found in new products resulting in losses or delays which could have a material adverse effect on the Company's business, operating results or financial condition.

  Dependence on major customers. The Company has approximately 30 pharmaceutical customers (considering all members of an affiliated group to be a single customer). The Company derived approximately 56%, 58% and 59% of its revenues in the aggregate in the years ended December 31, 1995, 1996 and 1997, respectively, from the three largest pharmaceutical customers, two of which had been among the three largest customers of the Company in terms of revenues in each of those periods. The Company believes that the costs to its customers of switching to an ETM system offered by a competitor, or taking significant system management functions in-house would be substantial. Nevertheless, from time to time in the past, such a change has been made by some of the Company's customers with respect to a Company ETM system or all or some of the services offered by the Company. If such change is made by one or more of the Company's major customers, the Company's business, operating results or financial condition could be materially and adversely affected.

  Risks from competition. Globally, the current market for sales and marketing information management systems of the type sold by the Company is highly competitive. Many companies offer sales force automation and ETM systems. In addition to Dendrite, the Company believes that there are several companies which supply products automating sales, marketing and customer service functions and specifically target the pharmaceutical industry. The Company believes at least four of these companies are actively selling in more than one country. In addition, the other vertical markets in which the Company markets its products possess numerous vendors who market and sell sales force automation and ETM systems. The Company believes that most of its competitors offer a variety of less configurable software products, which are typically available more rapidly than Company systems and often at a substantially lower price. In addition, competition will increase as new competitors enter the market to supply ETM systems and as existing competitors expand their product lines or consolidate.

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

  Reliance on competitors for market data. Current market data on the sales of ethical pharmaceutical products is an important element for the operation of Company ETM systems, which the Company's customers use to guide and organize their sales forces and marketing efforts. There are currently few sources of such data in the United States, Europe and the Pacific Rim. Two of the leading purveyors of such market information in the United States or elsewhere compete with the Company either directly or through affiliates in the market for ETM systems. Were these purveyors of market information to require that pharmaceutical companies also utilize their ETM systems (or those of their affiliates) instead of the Company's, the Company's business, operating results and financial condition would be materially and adversely affected.

  International operations. Currently, the Company expects the portion of its business located outside of the United States to continue to account for a material part of its revenues. Licensing software and providing services in many foreign countries is subject to risks inherent in international business activities. Risks include general economic conditions in each such country, the effect of applicable foreign tax structures, tariff and trade regulations, difficulties in obtaining local licenses, the difficulty of managing an organization spread over various jurisdictions, unexpected changes in regulatory environments, complying with a variety of foreign laws and regulations and any adverse changes in the political environments in any such countries. In addition, laws in foreign countries may not always provide protection for the Company's proprietary rights in its software products. Providing specialized system support services outside the United States paid for in local currencies carries the additional risk of currency fluctuation and may also affect the net income, if any, reported by the Company.

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

  Year 2000. A substantial amount of current demand for applications software may be generated by customers in the process of replacing and upgrading applications in order to accommodate the change in date to the year 2000. Once such customers have completed such activities, the Company may experience a significant deceleration in this source of revenue which is expected to contribute to its 1998 and 1999 annual growth. In addition, the expense and time associated with remediation efforts by customers to address Year 2000 compliance problems for software products other than the Company's, may cause such customers to delay the purchase of, or reduce the amount spent on the Company's products and services. Such a reduction, if it occurs, could have a material adverse effect on the Company's business, operating results or financial condition.


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

  Consumer Business Division. The Company is currently engaged in the marketing and selling of ETM systems to companies in the over-the-counter pharmaceutical and consumer packaged goods vertical markets. The selling environment in this vertical market has competitive and other characteristics that are unique to it. In addition, the Company believes that the CPG vertical market is composed of sub-markets each of which may have characteristics unique to such sub-market. Accordingly, there can be no assurance that the Company will be able to achieve in these markets the success it has attained in the ethical pharmaceutical market.

PART II  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  On May 19, 1998, the Company held its 1998 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following five individuals were elected to the Company's Board of Directors: John E. Bailye, Bernard M. Goldsmith, Edward J. Kfoury, Paul A. Margolis and John H. Martinson. In addition, at the Annual Meeting the shareholders of the Company approved the following two proposals: (1) A proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998 and (2) A proposal to approve the Company's 1997 Stock Incentive Plan. The results of the voting in the Company's election of directors and on the foregoing two proposals are set forth below.

  Election of Directors:

         Nominee                                For             Withheld
         --------------------                   ---------       --------
         John E. Bailye.......................  6,616,013       11,804
         Bernard M. Goldsmith.................  6,609,747       18,070
         Edward J. Kfoury.....................  6,616,247       11,570
         Paul A. Margolis.....................  6,616,247       11,570
         John H. Martinson....................  6,616,247       11,570

  Ratification of Appointment of Arthur Andersen LLP:

              For                   Against             Abstain
              ---------             -------             -------
              6,616,117             11,500              200

  Approval of the Company's 1997 Stock Incentive Plan:

              For                   Against             Abstain
              ---------             ---------           -------
              5,429,557             1,195,741           2,519



Item 5. Other Information

  On July 21, 1998, the Company's Board of Directors approved a 2-for-1 stock split of the Company's common stock payable to holders of record of the common stock as of August 11, 1998.

  On July 21, 1998, the Company's Board of Directors approved the Dendrite International, Inc. Deferred Compensation Plan.

  In accordance with recently adopted regulations of the Securities and Exchange Commission, proxies solicited by the Company's Board of Directors for the Company's 1999 Annual Meeting of Shareholders may be voted by the named proxies in their discretion regarding any shareholder proposal before such meeting; provided that the Company did not have notice of such matter on or
         --------
before March 16, 1999.

ITEM 6.       Exhibits and Reports on Form 8-K

         (a) The Company is furnishing the following exhibits in connection with this report:

                  10.1     Dendrite International Inc., Deferred
                           Compensation Plan

                  10.2     Dendrite International, Inc. Deferred
                           Compensation Plan Trust Agreement

                  27       Financial Data Schedule

         (b) The Company did not file any Reports on Form 8-K during the quarter for which this report is filed.





SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act OF 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 1998


                           By:/s/ John E. Bailye
                           ------------------------------------
                           John E. Bailye, President and
                           Chief Executive Officer



                           By:  /s/ George T. Robson
                           ------------------------------------
                           George T. Robson, Senior Vice President
                           and Chief Financial Officer


                                 Exhibit Index


Exhibit No.           Exhibit
-----------           -------
10.1                  Dendrite International, Inc.
                      Deferred Compensation Plan

10.2                  Dendrite International, Inc.
                      Deferred Compensation Plan
                      Trust Agreement

27                    Financial Data Schedule
