Form 10-Q
period 1998-09-30
DENDRITE INTERNATIONAL INC
filed 1998-11-16
CIK 880321

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

    [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the quarter ended September 30, 1998

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                          Shares Outstanding at November 4, 1998
           -----                          --------------------------------------
        Common Stock                                   23,241,612

                           DENDRITE INTERNATIONAL, INC.
                                      INDEX





                                                                                           PAGE NO
                                                                                           -------
PART I        FINANCIAL INFORMATION

ITEM 1.       Financial Statements (Unaudited)

     Consolidated Statements of Operations
       Three months and nine months ended September 30, 1998 and 1997                           3

     Consolidated Balance Sheets
       September 30, 1998 and December 31, 1997                                                 4

     Consolidated Statements of Cash Flows
       Nine months ended September 30, 1998 and 1997                                            5

     Notes to Consolidated Financial Statements                                                 6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         8

PART II       OTHER INFORMATION

ITEM 5.       Other Information                                                                16

ITEM 6.       Exhibits and Reports on Form 8-K                                                 16

     Signatures                                                                                16

PART 1       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                             Three Months                    Nine Months
                                                          Ended September 30,             Ended September 30,
                                                        1998             1997            1998             1997
                                                        ----             ----            ----             ----
Revenues:
 License fees                                         $  1,116        $  2,370         $  8,386         $  5,189
 Services                                               29,352          17,998           73,036           49,888
                                                      --------        --------         --------         --------
                                                        30,468          20,368           81,422           55,077
                                                      --------        --------         --------         --------
Cost of revenues:
 Cost of license fees                                      379             729            1,764            1,393
 Cost of services                                       13,645           8,795           35,941           26,923
                                                      --------        --------         --------         --------

                                                        14,024           9,524           37,705           28,316
                                                      --------        --------         --------         --------
      Gross margin                                      16,444          10,844           43,717           26,761
                                                      --------        --------         --------         --------
Operating expenses:
 Selling, general and administrative                    10,280           7,678           28,701           21,688
 Research and development                                  847             606            2,617            1,942
 Write-off of in-process research
     and development                                     1,230              --            1,230               --
                                                      --------        --------         --------         --------
                                                        12,357           8,284           32,548           23,630
                                                      --------        --------         --------         --------
     Operating income                                    4,087           2,560           11,169            3,131
Interest income                                            280             100              690              366
Other income (expense)                                     117             (21)            (248)            (180)
                                                      --------        --------         --------         --------
     Income before income taxes                          4,484           2,639           11,611            3,317
Income taxes                                             2,043           1,047            4,751            1,344
                                                      --------        --------         --------         --------
Net income                                            $  2,441        $  1,592         $  6,860         $  1,973
                                                      ========        ========         ========         ========
Net income per share:
 Basic                                                $    .11        $    .07         $    .31         $    .09
                                                      ========        ========         ========         ========
 Diluted                                              $    .10        $    .07         $    .28         $    .09
                                                      ========        ========         ========         ========

Shares used in computing net income per share:
 Basic                                                  22,705          22,201           22,475           22,265
                                                      ========        ========         ========         ========
 Diluted                                                24,818          23,226           24,437           22,942
                                                      ========        ========         ========         ========

The accompanying notes are an integral part of these statements

                          DENDRITE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                         September 30,     December 31,
                                                             1998              1997
                                                             ----              ----
Assets
Current Assets:
 Cash and cash equivalents                                 $ 24,929         $ 15,917
 Short-term investments                                       1,384            2,955
 Accounts receivable, net                                    28,306           24,724
 Prepaid expenses and other                                   2,771            2,222
 Deferred tax asset                                             441              441
                                                           --------         --------
  Total current assets                                       57,831           46,259
Property and equipment, net                                   3,957            3,110
Deferred taxes                                                  667              667
Goodwill, net                                                 2,619              575
Capitalized software development costs, net                   3,304            2,408
                                                           --------         --------
                                                           $ 68,378         $ 53,019
                                                           ========         ========
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                                          $  2,796         $  2,211
 Income taxes payable                                           997              867
 Accrued compensation and benefits                            3,943            3,439
 Other accrued expenses                                       7,424            4,352
 Deferred revenues                                            1,346            1,409
                                                           --------         --------
  Total current liabilities                                  16,506           12,278
                                                           --------         --------
Deferred rent                                                   456              598
                                                           --------         --------
Deferred taxes                                                2,293            1,970
                                                           --------         --------

Stockholders' Equity
 Preferred Stock, no par value, 10,000,000 shares
  authorized, none issued                                        --               --
 Common Stock, no par value, 100,000,000 shares
  authorized, 23,209,612 and 22,659,548 shares issued
  and 22,808,612 and 22,258,548 outstanding                  36,965           32,814
 Retained earnings                                           16,128            9,268
 Deferred compensation                                       (1,160)          (1,141)
 Cumulative translation adjustment                             (883)            (841)
 Less treasury stock, at cost                                (1,927)          (1,927)
                                                           --------         --------
                                                             49,123           38,173
                                                           --------         --------
                                                           $ 68,378         $ 53,019
                                                           ========         ========

The accompanying notes are an integral part of these statements

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                  Nine Months Ended September 30,
                                                                      1998              1997
                                                                      ----              ----
Operating activities:
 Net income                                                         $  6,860         $  1,973
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                       2,116            2,018
   Deferred income taxes                                                  --               73
   Write-off of in-process research and development                    1,230               --
   Changes in assets and liabilities:
    Increase in accounts receivable                                   (3,859)          (6,110)
    Increase in prepaid expenses and other                              (536)            (691)
    Increase (decrease) in accounts payable and accrued expenses       3,708             (670)
    Decrease in deferred rent                                           (142)            (128)
    Increase in income taxes payable                                     130              673
    Decrease in deferred revenues                                        (37)            (511)
                                                                    --------         --------
      Net cash provided by (used in) operating activities              9,470           (3,373)
                                                                    --------         --------

Investing activities:
   Purchases of short-term investments                                (3,942)          (2,843)
   Sales of short-term investments                                     5,513            8,650
   Purchase of ABC, net of cash acquired                              (2,295)              --
   Purchases of property and equipment                                (1,261)            (918)
   Additions to capitalized software development costs                (1,067)            (756)
                                                                    --------         --------
      Net cash provided by (used in) investing activities             (3,052)           4,133
                                                                    --------         --------

Financing activities:
 Purchase of Treasury Stock                                               --           (1,927)
 Issuance of Common Stock                                              2,594              384
                                                                    --------         --------
      Net cash provided by (used in) financing activities              2,594           (1,543)
                                                                    --------         --------
Effect of foreign exchange rate changes on cash                           --             (130)
                                                                    --------         --------
Net increase (decrease) in cash and cash equivalents                   9,012             (913)
Cash and cash equivalents, beginning of period                        15,917           10,912
                                                                    --------         --------
Cash and cash equivalents, end of period                            $ 24,929         $  9,999
                                                                    ========         ========

The accompanying notes are an integral part of these statements

                          DENDRITE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

  The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (collectively, the "Company") included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and nine month periods ended September 30, 1998. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  The interim operating results of the Company may not be indicative of operating results for the full year.

2. Net Income Per Share

  The Company has presented net income per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

  Basic income per share ("Basic EPS") was computed by dividing the net income for each period by the weighted average number of shares of Common Stock outstanding for each period. Diluted income per share ("Diluted EPS") was computed by dividing net income for each period by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during each period. For the three months ended September 30, 1998 and 1997, Common Stock equivalents used in computing Diluted EPS were 2,113,000 and 1,025,000, respectively. For the nine months ended September 30, 1998 and 1997, Common Stock equivalents used in computing Diluted EPS were 1,962,000 and 677,000, respectively.

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

  For the three and nine months ended September 30, 1998 and 1997, the Company engaged in numerous transactions involving foreign currency, which resulted in unrealized gains and losses. Total after-tax comprehensive income for the quarters ended September 30, 1998 and 1997 was $2.564 million and $1.484 million respectively. Total after-tax comprehensive income for the nine months ended September 30, 1998 and 1997 was $6.835 million and $1.868 million, respectively.

4. Stock Split

  On July 21, 1998, the Company's Board of Directors declared a two-for-one common stock split. The stock split was distributed in the form of a 100% stock dividend on August 21, 1998 to stockholders of record as of August 11, 1998. All share and per share information have been retroactively adjusted to reflect the stock split.

5. Certain Reclassifications

  During the second quarter of 1998, the Company determined that costs associated with certain activities that were previously classified as research and development expense, should be classified as cost of services, as these expenditures relate to client specific activities. For consistency of presentation, prior periods have been reclassified. The reclassification for the nine months ended September 30, 1998 and 1997 was $2.189 million and $1.929 million, respectively. The reclassification for the three months ended September 30, 1998 and 1997 was $790,000 and $663,000, respectively.

6. Acquisition

  On July 24, 1998, the Company acquired 100% of the capital stock of Associated Business Computing N.V. and an affiliated company (collectively, "ABC") for approximately $4,013,000 and transaction costs of $150,000. The purchase was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets and liabilities assumed of ABC based on their respective fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles. The Company assigned $1,230,000 to in-process research and development and such amount was written-off in the accompanying statement of operations. The Company also recorded $2,226,000 as goodwill. ABC's results of operations have been included in the Company's financial statements from the date of acquisition.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

         This Form 10-Q contains certain forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21-E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including the factors set forth under "Factors that May Affect Future Operating Results", many of which are beyond the Company's control. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate and there can be no assurance that actual results will be the same as those indicated by the forward-looking statements included in this Form 10-Q. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as representation by the Company or any other person that the objectives and plans of the Company will be achieved. Moreover, the Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Overview

         The Company succeeded in 1991 to a business co-founded in 1986 by the Company's current Chairman, President and Chief Executive Officer to provide comprehensive Electronic Territory Management ("ETM") solutions to be used to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the ethical pharmaceutical industry. Today, the Company's solutions combine advanced software products with a wide range of specialized support services including implementation services, technical and hardware support services and sales force support services. The Company develops, implements and services advanced ETM systems in the United States, Canada, Western Europe, Japan, Australia, New Zealand and Brazil through its own sales, support and technical personnel located in offices worldwide.

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

         The United States, the United Kingdom, France and Japan are the Company's main markets. Approximately 42% and 22% of the Company's total revenues were generated outside the United States during the three month periods ended September 30, 1997 and 1998, respectively. Approximately 46% and 27% of the Company's total revenues were generated outside the United States during the nine month periods ended September 30, 1997 and 1998, respectively. This decrease in the percentage of revenues generated outside the United States was principally due to very strong revenue growth in the United States pharmaceutical and consumer packaged goods businesses, in addition to a modest revenue decline outside the United States, concentrated in Europe. Services provided by Dendrite's foreign branches and subsidiaries are billed in local currency. License fees for Dendrite products are billed in U.S. dollars regardless of where they originate. Operating results generated in local currencies are translated into United States dollars at the average exchange rate in effect for the reporting period.

Results of Operations

Three Months Ended September 30, 1997 and 1998

         Revenues. Total revenues increased $10.100 million or 50% from $20.368 million in the three months ended September 30, 1997 to $30.468 million in the three months ended September 30, 1998.

         License fee revenues decreased 53% from $2.370 million in the three months ended September 30, 1997 to $1.116 million in the three months ended September 30, 1998. This decrease was primarily attributable to the acceleration of anticipated license revenues into the first half of the year as a result of efficiencies realized during the implementation process for significant new licencees, as well as the absence of significant third party software resales.

         Service revenues increased 63% from $17.998 million in the three months ended September 30, 1997 to $29.352 million in the three months ended September 30, 1998. This increase was primarily the result of an increase in the Company's installed base of Dendrite ETM systems at both new and existing customers, the commencement of major product rollouts, as well as the provision of additional services to the Company's existing customers.

         Cost of Revenues. Cost of revenues increased $4.500 million or 47% from $9.524 million in the three months ended September 30, 1997 to $14.024 million in the three months ended September 30, 1998.

         Cost of license fees decreased 48% from $729,000 in the three months ended September 30, 1997 to $379,000 in the three months ended September 30, 1998. Cost of license fees for the three months ended September 30, 1998 represents the amortization of capitalized software development costs of $332,000 and third party vendor license fees of $47,000. Cost of license fees for the three months ended September 30, 1997 represents the amortization of capitalized software development costs of $272,000 and third party license fees of $457,000. The increase in the amortization of capitalized software development costs is due to the increase in capitalized software development costs during 1997 associated with the Company's development efforts in conjunction with new products. The decline in cost of third party vendor license fees is attributable to the absence of significant third party software sales.

         Cost of services increased 55% from $8.795 million in the three months ended September 30, 1997 to $13.645 million in the three months ended September 30, 1998. This increase was primarily due to an increase in staff required to support higher client activity including the use of higher cost consultants and contractors. As a percentage of service revenues, however, cost of services decreased from 49% of service revenues in the three months ended September 30, 1997 to 46% in the three months ended September 30, 1998. This decrease was primarily the result of increased operational efficiencies in 1998.

         Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased 34% from $7.678 million in the three months ended September 30, 1997 to $10.280 million in the three months ended September 30, 1998. This increase was primarily attributable to increased staff required for sales and support operations, severance costs associated with the Company's European business and significantly higher incentive compensation expense for its United States business. As a percentage of revenue, SG&A expenses decreased from 38% in the three months ended September 30, 1997 to 34% in the three months ended September 30, 1998, due to leveraging the fixed cost elements in general and administrative expenses over a higher revenue base.

         Research and Development Expenses. Research and development expenses increased 40% from $606,000 in the three months ended September 30, 1997 to $847,000 in the three months ended September 30, 1998. As a percentage of revenues, research and development expenses remained relatively constant at 3%. The increase in research and development expenses during the most recent period was primarily attributable to increased spending on development of the Company's Consumer Packaged Goods products, the continued development of Force MultiplieRx(TM) and the development of the next generation pharmaceutical ETM system, Force Pharma(TM).

         Write-off of in-process research and development costs. The Company incurred a one-time charge of $1.230 million to record the write-off of in-process research and development costs resulting from the acquisition of Associated Business Computing N.V. and an affiliated company ("ABC"). This amount represents the estimated fair values, based on an independent appraisal, related to in-process research and development projects that were acquired. The technology acquired will require substantial additional development by the Company.

         Provision for Income Taxes. The effective tax rate, excluding the write-off of the in-process research and development which is not tax deductible, was reduced to 37%, retroactive to the first quarter, during the three months ended September 30, 1998 as opposed to 40% during the three months ended September 30, 1997. This decrease was due primarily to the implementation of tax minimization strategies throughout the world.

Nine months Ended September 30, 1997 and 1998

         Revenues. Total revenues increased $26.345 million or 48% from $55.077 million in the nine months ended September 30, 1997 to $81.422 million in the nine months ended September 30, 1998.

         License fee revenues increased 62% from $5.189 million in the nine months ended September 30, 1997 to $8.386 million in the nine months ended September 30, 1998. This increase was primarily attributable to the recognition of revenue related to license fees from several significant contracts, new customer wins for the Company's consumer business division and increased sales of third party software.

         Service revenues increased 46% from $49.888 million in the nine months ended September 30, 1997 to $73.036 million in the nine months ended September 30, 1998. This increase was primarily the result of an increase in the Company's installed base of Dendrite ETM systems at both new and existing customers, the commencement of major product rollouts, as well as the provision of additional services to the Company's existing customers.

         Cost of Revenues. Cost of revenues increased $9.389 million or 33% from $28.316 million in the nine months ended September 30, 1997 to $37.705 million in the nine months ended September 30, 1998.

         Cost of license fees increased 27% from $1.393 million in the nine months ended September 30, 1997 to $1.764 million in the nine months ended September 30, 1998. Cost of license fees for the nine months ended September 30, 1998 represents the amortization of capitalized software development costs of $996,000 and third party vendor license fees of $768,000. Cost of license fees for the nine months ended September 30, 1997 represents the amortization of capitalized software development costs of $818,000 and third party vendor license fees of $575,000. The increase in the amortization of capitalized software development costs is due to the increase in capitalized software development costs during 1997 associated with the Company's development efforts in conjunction with new products. The increase in third party vendor license fees is attributable to the increase in third party software sales.

         Cost of services increased 33% from $26.923 million in the nine months ended September 30, 1997 to $35.941 million in the nine months ended September 30, 1998. This increase was primarily due to an increase in staff required to support higher client activity including the use of higher cost consultants and contractors. As a percentage of service revenues, however, cost of services decreased from 54% of service revenues in the nine months ended September 30, 1997 to 49% in the nine months ended September 30, 1998. This decrease was primarily the result of increased operational efficiencies in 1998 as well as unusually high costs in the first quarter of 1997.

          Selling, General and Administrative (SG&A) Expenses. SG&A expenses increased 32% from $21.688 million in the nine months ended September 30, 1997 to $28.701 million in the nine months ended September 30, 1998. This increase is primarily attributable to increased staff required for sales and support operations. As a percentage of revenue, SG&A expenses decreased from 39% in the nine months ended September 30, 1997 to 35% in the nine months ended September 30, 1998, due to leveraging the fixed cost elements in general and administrative expenses over a higher revenue base.

         Research and Development Expenses. Research and development expenses increased 35% from $1.942 million in the nine months ended September 30, 1997 to $2.617 million in the nine months ended September 30, 1998. As a percentage of revenues, research and development expenses remained relatively constant at 3%. The increase in research and development expenses during the most recent period was primarily attributable to increased spending on development of the Company's Consumer Packaged Goods products, the continued development of Force MultiplieRx(TM) and the development of the next generation pharmaceutical ETM system, Force Pharma(TM).

          Write-off of in-process research and development costs. The Company incurred a one-time charge of $1.230 million to record the write-off of in-process research and development costs resulting from the acquisition of ABC. This amount represents the estimated fair values, based on an independent appraisal, related to in-process research and development projects that were acquired. The technology acquired will require substantial additional development by the Company.

         Provision for Income Taxes. The effective tax rate, excluding the write-off of the in-process research and development which is not tax deductible, was reduced to 37% during the nine months ended September 30, 1998 as opposed to 41% during the nine months ended September 30, 1997. This decrease was due primarily to the implementation of tax minimization strategies throughout the world.

Liquidity and Capital Resources

         On January 16, 1997 the Board of Directors approved a stock buy-back program initially limited to $3,000,000, which subject to further Board review and approval could be increased to a maximum of $10,000,000, but not greater than 9% of the Company's outstanding shares of Common Stock. During the nine months ended September 30, 1997, the Company repurchased 401,000 shares of Common Stock for a total value of $1,927,000.

         The Company has historically financed its operations primarily through cash generated by operations. Net cash provided by operating activities was $9.470 million for the nine months ended September 30, 1998 compared to cash used in operating activities of $3.373 million for the nine months ended September 30, 1997. This increase is due primarily to higher net income, as well as more efficient accounts receivable and liability management during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

         Cash used in investing activities was $3.052 million in the nine months ended September 30, 1998 compared to cash obtained from investing activities of $4.133 million in the nine months ended September 30, 1997. This change was due primarily to the decreased sales of short-term investments as well as the purchase of ABC in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

         The Company obtained $2.594 million of cash from financing activities in the nine months ended September 30, 1998 compared to the utilization of $1.543 million in cash from financing activities in the nine months ended September 30, 1997. The change in the Company's cash provided from financing activities is due an increase in the issuance of common stock primarily from the exercise of employee stock options during the nine months ended September 30, 1998 and open-market purchases of its common stock during the nine months ended September 30, 1997.

         The Company maintains a $5.0 million revolving line of credit agreement with the Chase Manhattan Bank, N.A. The agreement provides for borrowing up to $1.0 million in local currencies directly by the Company or certain of its overseas subsidiaries and is available to finance working capital needs and possible future acquisitions. The $5.0 million line of credit is secured by substantially all of the Company's assets. The $5.0 million line of credit agreement requires the Company to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to the Company's net worth as of December 31, 1994 plus 50% of net income earned after December 31, 1994 and plus the net proceeds of any stock offering. This covenant has the effect of limiting the amount of cash dividends the Company may pay. At September 30, 1998, there were no borrowings outstanding under the agreement.

         At September 30, 1998, the Company's working capital was approximately $41.325 million. The Company has no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases. The Company believes that available funds, anticipated cash flows from operations and its line of credit will satisfy the Company's projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, through at least the next two years.

         Management regularly evaluates opportunities to acquire products or businesses complementary to the Company's operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments.

Year 2000

         The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a loss of data or temporary inability to process data or transactions.

         The efficient operation of the Company's business is dependent in part on computer software programs and operating systems which it uses internally (collectively, the "Internal Programs and Systems"). Since 1997, as part of its Year 2000 compliance program, the Company has been evaluating its Internal Programs and Systems to identify potential Year 2000 compliance problems. To the extent practicable, the Company has completed testing of the Internal Programs and Systems. As a result of the testing, the Company has determined that some of its Internal Programs and Systems are not Year 2000 compliant. The Company has begun and will continue to modify or replace some of its Internal Programs and Systems to make such Internal Programs and Systems Year 2000 compliant. The Company is also communicating with its suppliers and others to coordinate Year 2000 conversion and is requesting assurances from all software vendors from which it may purchase or license software that such software will correctly process all date information at all times.

         Based on present information, the Company believes that it will be able to achieve such Year 2000 compliance through a combination of modification of some existing Internal Programs and Systems and the replacement of other Internal Programs and Systems with new programs and systems that are already Year 2000 compliant. Dendrite expects to have its Year 2000 compliance program substantially completed by the end of the first quarter of 1999. However, no assurance can be given that these efforts will be successful or completed in a timely manner.

         The Company believes most of its ETM systems and other software products (in base line form) which it licenses to customers (collectively, its "External Programs and Systems") will be Year 2000 compliant. Dendrite defines "Year 2000 compliant" to mean that the applicable Dendrite product is capable of recognizing and processing date data beyond the Year 2000 as belonging to the correct century provided all products (for example, hardware, firmware, and software including interfacing programs, operating systems and database engines) used with the software are Year 2000 compliant and properly exchange data with it. Dendrite uses an industry-recognized methodology known as "windowing" for Year 2000 compliance for its current software products.

         The Company, however, has identified the products that will not process dates beyond December 31, 1999. Such older products are mature products and will not be supported by Dendrite. In addition, as a result of certain products being customized in the process of installation, it is possible that dates were hardcoded to "19xx" during such process. In order to determine whether any such hardcoding has occurred, the Company has strongly encouraged each customer to have its product tested by Dendrite for Year 2000 compliance.

         To date, the Company has spent approximately $100,000 to evaluate, test and remediate, if necessary, its Internal Programs and Systems for Year 2000 compliance problems and expects to spend up to an additional $50,000 through 2000. These costs will be funded through cash flows from operations. To date, the Company has not spent any material amount on evaluating the Year 2000 compliance status of its ETM systems and software products licensed to customers and does not anticipate any future material expenditures. The Company expects that the expenses and capital expenditures associated with achieving Year 2000 compliance will not have a material adverse effect on its results of operations or financial condition. For a discussion of the risks associated with the Year 2000, see "Factors that May Affect Future Operating Results - Risks to the Company Relating to the Year 2000".

         Because of the Company's relatively advanced state of readiness, the Company has not yet formulated a reasonably likely worst case scenario. During the first quarter of 1999, as the Company assesses the state of readiness for January 1, 2000, the Company expects to formulate such a scenario and to prepare a contingency plan, if the reasonably likely worst case scenario warrants such a contingency plan.

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

         The Company establishes its expenditure levels for product development, personnel and other operating expenses based in large part on its expected future revenues. As a result, should revenues fall below expectations, operating results are likely to be adversely and disproportionately affected because a significant portion of the Company's expenses do not vary with its revenues.

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

         Recent ETM product offerings by the Company include, and future ETM product offerings may include, ETM products designed for markets other than the ethical pharmaceutical market. Recent product offerings also include products that can be used by customers independently of ETM systems, such as the analytical tools the Company has recently introduced that permit managers to analyze data collected by their sales representatives. The selling environment in each market has characteristics that are unique to it. There can be no assurance that the Company will be able to achieve in such markets or with new products the success it has attained in the ethical pharmaceutical market.

         Dependence on major customers. The Company has approximately 77 pharmaceutical customers. Considering all members of an affiliated group to be a single customer, the Company derived approximately 56%, 58% and 59% of its revenues in the aggregate in the years ended December 31, 1995, 1996 and 1997, respectively, from its three largest pharmaceutical customers, two of which had been among the three largest customers of the Company in terms of revenues in each of those periods. The Company believes that the costs to its customers of switching to an ETM system offered by a competitor, or taking significant system management functions in-house would be substantial. Nevertheless, from time to time in the past, such a change has been made by some of the Company's customers with respect to a Company ETM system or all or some of the services offered by the Company. If such change is made by one or more of the Company's major customers, the Company's business, operating results or financial condition could be materially and adversely affected.

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

         Dependence on key personnel, management of growth. The success of the Company depends to a significant extent upon the contributions of its executive officers and key sales, technical and customer service personnel. The Company maintains a $3 million key man insurance policy on Mr. John Bailye, its Chairman, President and Chief Executive Officer, the proceeds of which are payable to the Company. The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense. The Company has at times experienced difficulty in recruiting qualified personnel and there can be no assurance that the Company will not experience such difficulties in the future. Any such difficulties could adversely affect the Company's business, operating results and financial condition. All of the Company's executive officers, technical employees and sales employees have entered into non-competition agreements with the Company. The laws governing such non-competition agreements vary in different jurisdictions and are evolving. The enforceability of such agreements in any case will depend upon all of the facts and circumstances, including the jurisdiction in which enforcement is sought. In some cases these agreements might be unenforceable, a result that could have a material adverse effect on the Company.

         To manage its growth effectively, the Company must continue to strengthen its operational, financial and management information systems, and expand, train and manage its work force. There can be no assurance that the Company will be able to do so on a timely basis. Failure to do so effectively and on a timely basis could have a material adverse effect upon the Company's business, operating results or financial condition.

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

         Risks to the Company relating to the Year 2000. A substantial amount of current demand for applications software may be generated by customers in the process of replacing and upgrading applications in order to accommodate the change in date to the year 2000. Once such customers have completed such activities, the Company may experience a significant deceleration in this source of revenue which is expected to contribute to its 1999 annual growth. In addition, the expense and time associated with remediation efforts by customers to address Year 2000 compliance problems for software products other than the Company's, may cause such customers to delay the purchase of, or reduce the amount spent on the Company's products and services, both before and after January 1, 2000. Such a reduction, if it occurs, could have a material adverse effect on the Company's business, operating results or financial condition.

         As part of its Year 2000 compliance plan, the Company has assessed both the readiness of its Internal Systems and Programs for handling the Year 2000 as well as the compliance of products sold or licensed by the Company. With respect to its Internal Programs and Systems, the Company believes that it will be able to achieve Year 2000 compliance through a modification of some existing Internal Programs and Systems and the replacement of other Internal Programs and Systems with new programs and systems that are already Year 2000 compliant. However, if defects are not timely identified and if continued modifications and conversions are not made, or not timely completed, the Year 2000 problem could have a material adverse effect on the Company's operating results and financial condition.

         The Company has designed and tested the most current version of its products to be Year 2000 compliant. No assurance can be given, however, that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functionality that may result in material costs to the Company. Dendrite defines "Year 2000 compliant" to mean that the applicable Dendrite product is capable of recognizing and processing date data beyond the Year 2000 as belonging to the correct century provided all products (for example, hardware, firmware, and software including interfacing programs, operating systems, and database engines) used with the software are Year 2000 compliant and properly exchange date data with it. Dendrite uses an industry-recognized methodology known as "windowing" for Year 2000 compliance for its current software products.

         Some of the Company's older products, however, will not, and some may not accurately process dates after the date December 31, 1999. To the extent any of these products are still in use in 1999, the Company will continue to attempt to migrate these customers to products which are Year 2000 compliant, although there can be no assurance that this will occur. A failure to migrate any such customer to a product which is Year 2000 compliant could adversely affect the Company's business, operating results or financial condition. In addition, the Company may experience increased expenses which it cannot recoup from customers in addressing the migration of current customers and introduction of prospective customers to software that is Year 2000 compliant.

         In addition, some customers may attempt to hold the Company responsible for Year 2000 compliance for hardware or software not supplied or created by the Company, but used in conjunction with one or more of the Company's products. For example, the computer systems and software products of other customers with which the Company's computer systems, software, databases or other technology interface may not accept input of, store, manipulate and output dates after the Year 2000 without error or interruption. To the extent any such allegation is made, the Company intends to defend itself vigorously.

         Finally, there can be no assurance that the Company will not incur material expenses in connection with any claim relating to Year 2000 compliance of its own products or the products of third parties.

         Consumer Business Division. The Company is currently engaged in the marketing and selling of ETM systems to companies in the over-the-counter pharmaceutical and consumer packaged goods ("CPG") vertical markets. The selling environment in this vertical market has competitive and other characteristics that are unique to it. In addition, the Company believes that the CPG vertical market is composed of sub-markets each of which may have characteristics unique to such sub-market. Accordingly, there can be no assurance that the Company will be able to achieve in these markets the success it has attained in the ethical pharmaceutical market.