Form 10-Q/A
period 1998-09-30
DENDRITE INTERNATIONAL INC
filed 1998-11-18
CIK 880321

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

PART II  OTHER INFORMATION

Item 5. Other Information

On October 28, 1998, the Company entered into indemnification agreements with each of its directors (John Bailye, Bernard Goldsmith, Edward Kfoury, John Martinson and Terence Osborne), other than Paul Margolis (who already has an indemnification agreement with the Company), and executive officers (Mark Cieplik, Thierry Durand, Christopher French, John LaHaye, George Robson, Bruce Savage and Teresa Winslow). Each such indemnification agreement, is substantially in the form of the indemnification agreement attached as an Exhibit to this Form 10-Q.

ITEM 6. Exhibits and Reports on Form 8-K

         (a) The Company is furnishing the following exhibits in connection with this report:

                 10.1     Form of Indemnification Agreement *

                 27       Financial Data Schedule  *

         (b) The Company did not file any Reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act OF 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 1998

                           By:/s/ John E. Bailye
                           -----------------------------
                           John E. Bailye, President and
                           Chief Executive Officer

                           By:  /s/ George T. Robson
                           -----------------------------
                           George T. Robson, Senior Vice President
                           and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.       Exhibit

10.1              Form of Indemnification Agreement *

27                Financial Data Schedule *


* Previously filed.