Form 10-K
period 1998-12-31
DENDRITE INTERNATIONAL INC
filed 1999-03-26
CIK 880321

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    Form 10-K

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              Exchange Act of 1934

                       For the fiscal year ended December 31, 1998
                   [ ] TRANSITION REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                              Exchange Act of 1934

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

                             1200 Mt. Kemble Avenue
                            Morristown, NJ 07960-6797
                                  973-425-1200

                   (Address, including zip code, and telephone
                  number (including area code) of registrant's
                           principal executive office)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                                 Title of Class
                           Common Stock, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of the Common Stock held by nonaffiliates of the registrant was approximately $406,081,037 based upon the average bid and ask price of the Common Stock, which was $21.41 on March 23, 1999. The number of shares of Common Stock outstanding on that date was 22,956,497.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                                 10-K PART

Registrant's Notice of Annual Meeting of Shareholders and
Proxy Statement for the 1999 fiscal year expected to be dated           III
on or about April 15, 1999.

Note: The reader should be aware that, unless otherwise indicated, for purposes of this Form 10-K, all share and per share data have been adjusted to reflect a two-for-one stock split of Dendrite's common stock, which became effective on August 21, 1998. Dendrite(R), ForceAnalyzeRx(TM), ForceCompanion(TM), ForceMultiplieRx(TM),
         ForceOne(R), ForcePharma(TM), J6(TM), J Force(TM), NOMAD'S(TM), SalesPlus(TM), Series 4(TM), Series 5(TM) and Series 6(TM) are either trademarks or registered trademarks of Dendrite International, Inc. All other servicemarks, trademarks and trade names referred to in this prospectus are the property of their respective owners.

                                     PART I

ITEM 1.           BUSINESS.

GENERAL

         We succeeded in 1991 to a business co-founded in 1986 by John E. Bailye, our current President and Chief Executive Officer. This business was established to provide comprehensive Sales Force Effectiveness or SFE solutions that would enable companies to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the prescription-only pharmaceutical industry. Today, Dendrite is a leading worldwide supplier of a comprehensive range of sales force software products and support services to the pharmaceutical industry. We also supply our solutions to manufacturers of consumer packaged goods, which are branded, non-durable goods used by individual consumers. Our sales force effectiveness solutions are designed to help our customers increase sales and improve the profitability of their operations by allowing them to:

         -        improve their use of sales, customer and market information;
                  and

         - manage, coordinate and control their sales activities more efficiently in complex selling environments.

         Historically, we have focused our solutions on large sales forces within the prescription-only pharmaceutical industry. We believe that our extensive knowledge of the complex and unique selling processes in this industry and our demonstrated ability to meet our customers' business needs have made Dendrite the world's largest supplier of sales force effectiveness solutions to the prescription-only pharmaceutical industry, based on the number of licensed users.

         Our pharmaceutical customers include: Eli Lilly; Johnson & Johnson; Kissei; Parke-Davis; Pfizer; SmithKline Beecham; and Takeda. Our customers in the consumer packaged goods market or CPG include: Bacardi-Martini; Gillette; and Rayovac.

         Our current offering of sales force software products include:
ForcePharma; SalesPlus; ForceOne; ForceAnalyzerRx; and Force MultiplieRx, each of which is described below under "Products and Services".

         We also offer a broad range of support services that enable our customers to maximize the effectiveness of their Dendrite software products. These services include software implementation, technical and hardware support and sales force support. We typically provide these services under multi-year agreements.

PRODUCTS AND SERVICES

         We develop and market a comprehensive range of sales force solutions consisting of software products and a wide range of support services. These solutions enable our customers to, among other things, to:

         -        realign sales territories;

         -        reallocate sales personnel on a customer or formulary basis;
                  and

         - redeploy sales and marketing resources more rapidly and more precisely.

         Our sales force software products integrate and process large volumes of time-sensitive sales-related data for use in developing sales strategies. Our current sales force software product offerings allow customers to select many different combinations of features for different types of sales forces. Our current product offerings typically do not require customization in order to be implemented. In some circumstances, they are configured to address data, market and other specific customer requirements.

PHARMACEUTICAL SALES FORCE SOFTWARE PRODUCTS

         We currently offer our pharmaceutical customers three primary software products: ForcePharma; SalesPlus; and J Force. We also offer our pharmaceutical customers an additional Windows CE(TM)-based software product, known as ForceCompanion.

         FORCEPHARMA. We recently introduced ForcePharma, our new sales force software product targeted at large multinational pharmaceutical customers, and, to date, have entered into licensing agreements with four customers. ForcePharma can be configured to support sales representatives and managers at all levels within a sales organization.

         The table below describes the principal functions available for the ForcePharma product:

                           FORCEPHARMA CLIENT FUNCTIONALITY


CUSTOMER MANAGEMENT        Provides an accurate, up-to-date picture of customer
                           and business opportunities. Allows quick and accurate completion of call reports.

CUSTOMER TARGETING         Allows end user to generate lists using specific
                           database queries easily adapted to the user's needs.
                           Allows sales activity to be concentrated on the most important customers.

PLANNER Allows end user to plan and record activity and optimize scheduling and coordination of promotional activities.

SAMPLE MANAGEMENT          Allows end user to track inventory and perform
                           adjustments, including transfers and returns.

MEETINGS Allows planning, recording and management of group selling events, such as dinner meetings, speaker programs, symposia, etc.

SYNCHRONIZATION MANAGER    Allows end user to synchronize multiple databases in
                           one communications session.


                           FORCEPHARMA SYSTEM CONFIGURATOR AND BACK OFFICE ADMINISTRATOR


SYSTEM CONFIGURATOR        Creates interfaces, permits modifications for
                           existing end users and allows the end user to select the language to be used.

BACK OFFICE ADMINISTRATOR  Permits definition of business rules and allows administration of sales force composition and pre-configured drop down boxes.

         The ForcePharma product can be configured to address a customer's specific business requirements, including the creation of new data structures. New functions, which integrate fully with the existing configuration, can be added over time, therefore allowing the customer to acquire a system that is capable of evolving as the customer's business requirements change. A typical major pharmaceutical customer will select a configuration depending on the structure of the customer's sales force, the geographic region involved and the type of pharmaceutical sales data available. Each function is offered with specific continuing support services.

         The ForcePharma software product offers an enhanced user-friendly graphical interface through a Microsoft(R) Windows environment and uses object-oriented programming technology to enhance the modular properties of this product. This product also contains features capable of analyzing both territory-based and prescriber-level prescription sales data. This data permits priority targeting of physicians and others who influence the pharmaceutical prescription process.

         The majority of our installed base consists of Series 6 and, to a lesser extent, Series 5 and Series 4 software products, the predecessor products to ForcePharma. ForcePharma offers greater functionality than these predecessor products. Customers licensed to use Series 6 and Series 5 products accounted for approximately 92% of the sales representatives licensed to use our pharmaceutical sales force software products as of December 31, 1997 and 91% as of December 31, 1998.

         We are presently marketing to all of our customers a migration path that will enable them to upgrade to the ForcePharma product. There can be no assurance that any such migration will occur. The primary considerations for customers determining whether to upgrade include the enhanced ability of ForcePharma to address their evolving business needs and the significant cost of making the transition to a competitor's product.

         Our Series 4 product is a DOS-based product. Customers licensed to use Series 4 accounted for approximately 8% of the sales representatives licensed to use our pharmaceutical sales force software products as of December 31, 1997 and 6% as of December 31, 1998. We have in the past supported users of our Series 4 products. However, we now consider this product mature and have advised our customers that we will not support it in the future.

         We price our pharmaceutical sales force software products based on the geographic area in which a customer uses our software product, the software configuration and the total number of users. We also charge additional one-time fees to install the software and annual fees for continuing services.

         SALESPLUS. In July 1998, we acquired Associated Business Computing N.V. and an affiliated company (collectively, "ABC"). ABC is a Belgian-based developer and provider of a software product known as SalesPlus, which is marketed to mid-range European pharmaceutical companies. We are currently marketing this software product for license under the SalesPlus name to our pharmaceutical customers in Europe and, through a new strategic business unit, SalesPlus Americas, in the United States. Dendrite configures SalesPlus prior to sale, which saves our customers the time and costs associated with configuration. This product is offered to those prescription-only pharmaceutical customers whose business needs do not require all of the features of the ForcePharma product. Like ForcePharma, these products support all levels within a sales organization.

         J FORCE. We are now also offering for license in Japan a new SFE product called J Force, which we developed specifically for the Japanese market. This product contains functionality similar to that of ForcePharma, but has graphical user interface and local market requirements that reflect the unique characteristics of the Japanese prescription-only pharmaceutical market.

         FORCECOMPANION. We also offer ForceCompanion, a Windows CE(TM)-based palmtop solution for remote use by pharmaceutical company sales representatives. This software product furnishes a sales representative with physician profiles, an appointment diary and signature capture for pharmaceutical sample management.

CPG INDUSTRY PRODUCTS

         FORCEONE. In May 1996, we acquired SRCI, S.A. ("SRCI"), France's largest provider of custom-designed sales force software products for the consumer packaged goods or CPG market. SRCI's core product, NOMAD'S, was translated into English and we began to market the product in the United States and Canadian markets under the name ForceOne in the fourth quarter of 1996. ForceOne contains most of the same basic features as our ForcePharma product, as well as features specifically created for the CPG industry. ForceOne can be configured to support field sales representatives, their managers and key account managers. The structure of our license, implementation and ongoing service fees for our CPG customers is generally similar to that of our pharmaceutical customers.

ANALYTICAL TOOLS

         We currently offer certain analytical software and reporting tools under the ForceMultiplieRx and ForceAnalyzeRx product names, which may be used either with our sales force software products or on a stand-alone basis. These software products allow users to analyze data, such as prescription trends, and produce reports based on the results of these analyses. These products also provide customers with timely information that they can use in developing sales strategies. The custom applications that we design with these products address a wide variety of client business needs, including sales, market research, clinical trials, new product launch analyses and sales reporting.

         The back-end database for ForceMultiplieRx is populated with real time third party prescription data. This data may be integrated with both internal and external data sources to provide a customer with timely market information, including physician prescribing patterns and their responsiveness to customer sales and marketing efforts.

SERVICES

         Our customers often enter into agreements covering software implementation, technical and hardware support and sales force support services. Virtually all customers sign a software maintenance agreement that covers, among other things, software defect resolution.

         For the year ended December 31, 1998, service revenues represented approximately 89% of our total revenues. As a result of providing these ongoing services, we have developed long-term strategic relationships with our customers. For example, it is generally our experience that once we begin supplying SFE solutions to our larger customers, we continue to provide support services to them beyond the expiration of the initial service agreement. In addition, as these relationships develop, our customers generally increase the amount of support services they purchase from us. These relationships have accounted for some of the increase in our service-related revenues.

         The complexity and size of the sales data and market research databases being integrated and manipulated by our software products require highly specialized information systems skills, particularly as new sources of data must be integrated. The creation of a customer's database requires loading third party data onto a central server or servers and encoding that data with proprietary Dendrite data links. This encoding process allows the data to be integrated into a functional sales-related database used by Dendrite's sales force software products. We initially perform these services during installation and, if requested, may continue to manage these information systems over time. Many companies choose not to employ the information systems staff needed to manage these large, complex databases and consider the outsourcing of these tasks to us as both economically and operationally advantageous.

         We offer the full range of support services to all of our customers. However, because customers of our SalesPlus and ForceOne products often require less functionality, we expect to sell fewer support services to these customers than to our ForcePharma customers.

          The following table outlines the principal services we offer:

                           IMPLEMENTATION SERVICES


PROJECT MANAGEMENT         Plan the configuration, if applicable, and
                           implementation of a Dendrite sales force software product.

DATA MODELING              Create the customer's specific version of the
                           Dendrite data model.

CONFIGURATION              Configure software, if applicable, to meet customer
                           requirements for the software components of a Dendrite sales force software product.

DATABASE MODELING          Create the customer's integrated database, including:

                           - loading and linking third party prescription sales data, market research and other materials;

                           - identifying geographic and/or functional (e.g., formulary) segments; and

                           - allocating third party data by territory or other functional segment.

REMOTE COMPUTER HARDWARE   Load data onto customer's remote computer hardware
PREPARATION                (e.g., laptop and notebook computers) for training,
                           testing and use.

TRAINING Instruct on use and capabilities of Dendrite sales force software products.


                           TECHNICAL AND HARDWARE SUPPORT SERVICES


PROJECT MANAGEMENT         Design, structure and manage technical support for
                           Dendrite sales force software products.

SOFTWARE CUSTOMIZATION     Modify source code to meet customer's needs.

DATABASE MAINTENANCE       Continue to support the customer's database,
                           including:

                           - loading and linking new releases of third party data purchased by the customer; and

                           - identifying new functional segments for data analysis.

SOFTWARE CODE MAINTENANCE  Provide software defect resolution and issue performance updates, feature changes and, in certain circumstances, new versions of products.

SERVER SUPPORT             Operate and maintain server computers.

ASSET MANAGEMENT           Provide asset control and maintain remote computer
                           hardware, including recapture of data on defective equipment and replacement of defective equipment.

BUSINESS INTERRUPTION SERVICES      Develop business interruption plan for
                                    management of any unforeseen interference with Dendrite's provision of ongoing support services, including coordinating the retention of a disaster recovery provider for the customer's servers.

YEAR 2000 COMPLIANCE TESTING        Test customer's sales force automation
                                    production environment to determine whether it is Year 2000 compliant (i.e., accurately recognizes and processes dates beyond
                                    December 31, 1999). This testing covers not only the applicable Dendrite product, but also much of the related hardware, third party software and associated interfaces.


                                    SALES FORCE SUPPORT SERVICES


PROJECT MANAGEMENT                  Design, organize and manage support for
                                    customer sales forces.

RETRAINING                          Provide ongoing training on use and
                                    capabilities of Dendrite sales force
                                    software products.

TERRITORY REALIGNMENT               Assist the customer in planning and
                                    executing realignments of sales territories or functional (e.g., formulary-based) segments to allow more effective resource allocation.

TELEPHONE SUPPORT SERVICES          Provide direct customer service telephone
                                    support for Dendrite sales force and certain third party software products, seven days a week and in many foreign languages.

DATA ANALYSIS                       Provide pro-active prescription data
                                    analysis at a territory and physician level to a customer's sales representatives to improve sales and promotional campaigns.

         When a customer licenses a Dendrite sales force software product, we typically establish an implementation services group for that customer, as well as a separate support service group composed of both customer support and technical support personnel who are primarily dedicated to servicing that customer. However, for customers with smaller sales forces or sales forces with specialized needs, such as non-home country language capability, the service group may have responsibility for more than one client. Our service groups are usually located at our facility in the country where a significant portion of the customer's sales force is located. This proximity to our customers allows the service group to provide assistance using a common language.

         Typically, we provide services under a multi-year contract. In North America, we enter into service agreements directly with our customers. Outside North America, we enter into service agreements through our local wholly owned subsidiary or branch. Depending upon the size of the customer and the scope of services to be performed, a dedicated service group may be comprised of five to 100 persons.

SOFTWARE CONFIGURATION

         Our pharmaceutical sales force software products are configured to allow information access and communication among geographically dispersed sales and marketing personnel and regional and home offices. The core of the configuration is a central database server, which stores the customer information and integrates and controls all data flow from external points. Most of the servers used by our customers are manufactured by IBM, Compaq, Hewlett-Packard or Sun Microsystems and run on UNIX(TM) or Windows NT(R) operating systems. Servers are purchased or leased by Dendrite's customers or leased for them by Dendrite. Some smaller customers lease space on our servers located in various offices worldwide.

         Remote databases are stored on laptop and palmtop computers used by sales representatives in the field and updated regularly over telephone lines via modem. Regional sales managers using personal computers may access the server via wide area networks. Our customers are responsible for selecting computer equipment and for deciding when to upgrade or replace it.

         Our pharmaceutical sales force software products permit a sales representative to send updated information to the central database server. Similarly, the sales representative can receive information concerning upcoming calls as well as additional sales efforts planned by other sales representatives within the same company. This server, in most cases located at one of our facilities, contains the customer's own database of sales-related information which is generally maintained and operated for the customer by us.

         Our pharmaceutical sales force software products are designed to provide information to those involved in sales and sales management and also to all other levels within each sales organization including its senior management. For example, information directly related to sales, such as travel and expense reports, may be provided to the finance and personnel departments. Similarly, representatives in the field can provide information concerning a physician that can assist managed care sales personnel. These systems create the linkage which connects a customer's sales and management functions with other business departments.

         Our CPG software products are generally configured in a manner similar to our pharmaceutical software products. However, CPG sales representatives are more likely to use handheld or palmtop computing devices than laptop and desktop personal computers.

MARKETING

CUSTOMERS

         Our customers include major multinational pharmaceutical companies, including: Eli Lilly; Johnson & Johnson; Kissei; Parke-Davis; Pfizer; Smith-Kline Beecham; and Takeda. In addition, in the CPG market, our customers include: Bacardi-Martini; Gillette; and Rayovac.

         Revenues from Pfizer and Eli Lilly and Rhone-Poulenc Rorer (considering all affiliates of each customer as part of that customer) in the aggregate accounted for 58% of our revenues for the year ended December 31, 1996. Revenues from Pfizer, Johnson & Johnson and Rhone-Poulenc Rorer in the aggregate accounted for 59% of our revenues for the year ended December 31, 1997. Revenues from Pfizer, Johnson & Johnson and Parke-Davis accounted for 56% of our revenues for the year ended December 31, 1998. The loss of all or a significant part of the business of any of these customers would have a material adverse affect on us. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results -- We depend on a few major customers for a significant portion of our revenues".

SALES AND MARKETING

         We actively market our sales force software products and services to prescription-only pharmaceutical and CPG companies in the United States, Western Europe and the Pacific Rim using regional and local sales and marketing personnel. Sales presentations are typically made to the customer's management information services department or sales department. The selection of a sales force software product often entails an extended decision-making process that typically takes nine to twelve months. This process may involve senior levels of management and, in some cases, the board of directors. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results -- Our quarterly results of operations may fluctuate significantly and may not meet market expectations -- Our lengthy sales and implementation cycles make it difficult to predict quarterly revenues".

         We work with a potential customer to identify its business requirements in light of its markets, sales organization and operating structure. We draw upon our broad product functionality and our experience in the applicable vertical market to provide a comprehensive, yet highly targeted SFE solution.

         The positive response of our customers' sales representatives can influence the decisions of those customers to license additional functionality and/or to contract for expanded support services. Accordingly, we try to address the concerns of sales personnel during the training portion of our implementation services. We also promptly respond to customer communications and evaluate them for indications of potential systemic problems or changing market trends.

         We believe that our relationships with existing customers create additional sales and marketing opportunities. Further, we believe that our network of international offices allows us to serve our existing customers in new locations. Many of our prescription-only pharmaceutical customers also have over-the-counter operations that provide us with additional sales opportunities.

         Finally, we have occasionally entered into several arrangements with business partners to market our products and/or services jointly. In addition, we occasionally resell computer hardware and third-party software.

COMPETITION

         The current market for sales force software products and support services is highly competitive. Many companies offer sales force automation or SFA and SFE products and/or services in the prescription-only pharmaceutical and CPG industries. We believe that there are approximately ten other companies that sell sales force software products and specifically target the pharmaceutical industry, including:

         - four competitors that are actively selling in more than one country; and

         - three competitors that also offer sales force support services.

We believe that most of our competitors offer sales force software products and/or services that do not address the variety of customer needs that our solutions address. However, these competing solutions may cost less than our solutions.

         SFA software products differ greatly in terms of functionality, flexibility and the type of hardware platform supported. Vendors of SFA software products also generally do not provide support services to the same extent as SFE vendors. We believe that our sales force software products and support services offer customers a more comprehensive solution than SFA software products. We believe that potential competitors must incur significant expense in order to develop an integrated, configurable solution for the problems presented by complex multinational selling environments. While we believe SFA software products are less compelling solutions, these software products, nonetheless, often cost less than SFE solutions. We also face competition from many vendors that market and sell SFA and sales force software products and services in the CPG market. In addition, we also compete with many companies that provide support services similar to our services.

         Our sales force products and services compete with others principally on the basis of the following factors:

         -        product flexibility and configuration;

         -        platform configuration;

         -        name recognition;

         -        global competence;

         -        service standards;

         -        breadth of customer base; and

         -        technical support and service.

         We believe our SFE solutions compete favorably with respect to these factors, and that we are positioned to maintain our market leadership position through innovative new product and application developments and continued focus on support services. Some of our existing competitors, as well as a number of potential market entrants, have larger technical staffs, larger marketing and sales organizations and greater financial resources than we do.

         In the prescription-only pharmaceutical vertical market, two of our competitors, IMS Health Strategic Technologies and TVF (Cegedim), own and control, either directly or through affiliated entities, proprietary data collection systems. It may be possible for a competitor to gain a competitive advantage in the pricing of its sales force software products with respect to customers who are interested in purchasing the data it or its affiliates collect. In addition, as new data sources emerge, companies providing such data may enter the SFE market and provide SFE solutions to our customers directly.

         We believe that competition will increase as new competitors enter the market to supply sales force software products and/or services and as existing competitors expand their product lines or consolidate. We also expect that we may encounter additional competition in the future from firms offering outsourcing of information technology services and from vendors of software products providing specialized applications not offered by us, including enterprise resource planning vendors and data base vendors. We also face potential competition from our customers and potential customers who may elect to design and install or to operate their own sales force management systems. For a discussion of the competitive risks we face in our business, see Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results --Increased competition may result in price reductions and decreased demand for our products and services".

RESEARCH AND DEVELOPMENT

        We continue to take advantage of new technologies in developing new products and services. We charged to expense approximately $6.8, $2.7 and $3.7 million of research and development in the years ended December 31, 1996, 1997 and 1998.

         We have capitalized certain costs related to the development of new software products and the enhancement of existing software products consistent with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalized software development costs net of accumulated amortization were $2,408,000 at December 31, 1997 and $3,503,000 at December 31, 1998.

PROPRIETARY RIGHTS

         We rely on a combination of methods to protect our proprietary intellectual technology. These include:

         -        trade secret, copyright and trademark laws;

         - license agreements with customers containing confidentiality provisions;

         - confidentiality agreements with consultants, vendors and suppliers; and

         - non-disclosure agreements with each of our executive officers and technical employees.

         Existing United States copyright laws provide only limited protection and even less protection may be available under foreign laws. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results -- Our business depends on proprietary technology that we may not be able to protect completely".

EMPLOYEES

         As of December 31, 1998, we employed 771 employees: 507 in the United States; 210 in Europe; 46 in the Pacific Rim; and 8 in Brazil.

         We believe that relations with our employees are good. Our employees generally are not part of any collective bargaining unit except for our employees in France who are subject to a national collective bargaining agreement. We believe that our future growth and success will depend upon our ability to attract and retain skilled and motivated personnel, which is becoming progressively more difficult for many technology and services companies in many countries. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results -- Our success depends on retaining our key senior management team and on attracting and retaining qualified personnel."

ADDITIONAL INFORMATION

         For additional information regarding the Company's business, see Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.           PROPERTIES.

        We lease a 101,500 square foot building, which serves as our corporate headquarters in Morristown, New Jersey; a 26,280 square foot building in Basking Ridge, New Jersey, which houses customer support personnel; and a 5,000 square foot warehouse in Somerset, New Jersey. We also lease a total of 47,800 square feet in twelve locations in Australia, Belgium, Brazil, France, Germany, Italy, Japan, New Zealand, Spain and the United Kingdom for local management, sales offices and customer support operations. We believe that our existing U.S. corporate facilities will become insufficient for our needs in 1999, but that adequate space will be available as needed.

         Servers located at our facilities are commonly maintained in a secured area and are often subject to regular audit and inspection by our customers. We maintain database servers located at our facilities for substantially all of our U.S. customers and for a substantial majority of our international customers. For these customers, we offer a business interruption service which is intended to protect these customers' businesses in the event of any unforeseen interruption, interference or disruption of the Company's provision of customer support services. As part of this offering, we will assist a customer in developing a business interruption plan, which will include the coordination of the customer's retention of a disaster recovery provider.

ITEM 3.           LEGAL PROCEEDINGS.

         We are occasionally involved in litigation relating to personnel and other claims arising in the ordinary course of business. We are not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a materially adverse effect on our business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         Our common stock, no par value, is quoted on the Nasdaq National Market under the symbol "DRTE". As of March 23, 1999, there were approximately 95 holders of record of our common stock.

         The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported by the Nasdaq National Market System.

     Period                                                                               High          Low
     ------                                                                              -------      -------
Quarter Ended March 31, 1997.........................................................    $  5.69      $  3.38
Quarter Ended June 30, 1997..........................................................       8.63         4.06
Quarter Ended September 30, 1997.....................................................      10.75         7.31
Quarter Ended December 31, 1997......................................................      11.00         7.81

Quarter Ended March 31, 1998.........................................................      15.38         9.44
Quarter Ended June 30, 1998..........................................................      19.00        12.78
Quarter Ended September 30, 1998.....................................................      27.88        15.50
Quarter Ended December 31, 1998......................................................      29.50        16.25


         We have never paid any cash dividends on our capital stock and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Our line of credit agreement with The Chase Manhattan Bank, N.A. requires us to maintain a minimum net worth measured quarterly which is equal to our net worth as of December 31, 1997 plus 50% of our net income earned after January 1, 1998 and plus 75% of the net proceeds to us of any stock offerings. This covenant effectively limits the amount of cash dividends we may pay. As of December 31, 1998, we had approximately $43,806,000 available for the payment of dividends under this covenant. See Note 4 of "Notes to Consolidated Financial Statements" for a discussion of our line of credit agreement.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA.

SELECTED FINANCIAL DATA


                                                                    YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------------
                                                     1994        1995         1996         1997          1998
                                                  ---------   ----------   ----------   ----------      --------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
     License fees..............................   $  6,917      $ 6,042      $ 8,774      $ 7,707       $ 12,827
      Services.................................     32,509       48,080       57,472       70,739         99,691
                                                  --------      -------      -------      -------       --------
                                                    39,426       54,122       66,246       78,446        112,518
Costs of revenues:
     Cost of license fees......................      1,450          712          832        1,758          2,314
     Cost of services..........................     15,652       22,714       31,544       36,894         47,558
                                                  --------      -------      -------      -------       --------
                                                    17,102       23,426       32,376       38,652         49,872
                                                  --------      -------      -------      -------       --------
     Gross margin..............................     22,324       30,696       33,870       39,794         62,646

Operating expenses:
     Selling, general and administrative.......     16,392       21,252       26,440       29,905         39,853
     Research and development..................      1,703        2,274        6,834        2,676          3,687
     Write-off of in-process research and
       development.............................       --           --          2,640         --            1,230
                                                  --------      -------      -------      -------       --------
                                                    18,095       23,526       35,914       32,581         44,770
                                                  --------      -------      -------      -------       --------
     Operating income (loss)...................      4,229        7,170       (2,044)       7,213         17,876
Interest income................................         37          544        1,167          529          1,090
Other expense..................................       (361)         (33)        (391)        (201)          (317)
                                                  --------      -------      -------      -------       --------
     Income (loss) before income taxes.........      3,905        7,681       (1,268)       7,541         18,649
Income taxes...................................      1,578        2,987          644        2,931          7,382
                                                  --------      -------      -------      -------       --------
Net income (loss)..............................   $  2,327      $ 4,694      $(1,912)     $ 4,610       $ 11,267
                                                  ========      =======      =======      =======       ========
Net income (loss) per share:
     Basic.....................................   $   0.34      $  0.33      $ (0.09)     $  0.21       $   0.50
                                                  ========      =======      =======      =======       ========
     Diluted...................................   $   0.12      $  0.23      $ (0.09)     $  0.20       $   0.46
                                                  ========      =======      =======      =======       ========
Shares used in computing net income (loss)
  per share:
     Basic.....................................      6,810       14,202       22,112       22,262         22,580
                                                  ========      =======      =======      =======       ========
     Diluted...................................     18,666       20,762       22,112       23,036         24,623
                                                  ========      =======      =======      =======       ========


                                                                            DECEMBER 31,
                                                    ----------------------------------------------------------
                                                       1994       1995         1996         1997        1998
                                                    --------    --------     --------     --------    --------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...........................          $  5,008    $ 28,655     $ 30,432     $ 33,981    $ 47,963
Total assets..............................            20,480      45,267       49,215       53,019      74,815
Capital lease obligations, less current portion           33          --           --           --         355
Redeemable Series A convertible preferred stock        6,976          --           --           --          --
Stockholders' equity .....................             1,695      32,310       35,176       38,173      56,670


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         In addition to historical information, this Form 10-K contains forward-looking statements that are subject to risks and uncertainties and that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinion only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

OVERVIEW

         We succeeded in 1991 to a business co-founded in 1986 by John E. Bailye, the Company's current President and Chief Executive Officer. The business was established to provide SFE solutions that would enable companies to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the prescription-only pharmaceutical industry. Today, our solutions combine software products with a wide range of specialized support services. These services include software implementation, technical and hardware support and sales force support. We develop, implement and service sales force software products in the United States, Canada, Western Europe, Japan, Australia, New Zealand and Brazil through our own sales, support and technical personnel located in 13 offices worldwide.

         We generate revenues from two sources: fees from support services and license fees. Service revenues, which account for a substantial majority of our revenues, consist of fees from a wide variety of contracted services which we make available to our customers, generally under multi-year contracts. We generate implementation fees from services provided to configure and implement the sales force software products for our customers. We receive technical and hardware support fees for services related to, among other things, the operation of our customers' server computers, maintenance of our customers' databases, asset control and maintenance for our customers' remote hardware and ongoing technical support. Technical and hardware support fees also include fees for software maintenance services such as software defect resolution, performance enhancements and, in some cases, product upgrades. We charge fees for these maintenance services based on a percentage of applicable license fees, plus any customization fees. We receive sales force support fees for organizing and managing support of our customers' sales force, including training, telephone support and data analysis services. Ongoing support fees are generally negotiated at the commencement of a contract. However, it is our experience that our larger customers increase the amount of services they purchase from us over time. Fees for these additional services are typically based on the labor and materials used to provide the applicable service.

         We charge our customers license fees to use our proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, the territory covered and the number of modules, or features, in the particular software licensed by the customer.

         Historically, we have generally recognized license fees as revenue using the percentage of completion method over a period of time that begins with execution of the license agreement and ends with the completion of initial customization and installation, if any. However, we believe that with some of our newer sales force software products, such as ForcePharma and SalesPlus, our customers will not require customization and therefore we may be able to recognize license fees from these products upon delivery.

         We recognize additional license fees when customers agree to license additional functions or enhancements, acquire an upgraded version of Dendrite's software and/or when the maximum permitted number of users or initial geographic coverage is exceeded. All license fees, domestic and export, are included under the heading "License Fees -- United States" in Note 10 of "Notes to Consolidated Financial Statements".

         The United States, the United Kingdom and France are our main markets. We generated approximately 52% of our total revenues outside the United States during the year ended December 31, 1996; approximately 42% during the year ended December 31, 1997; and approximately 27% during the year ended December 31, 1998. This decrease in the percentage of revenues generated outside the United States during 1998 was principally due to very strong revenue growth in our pharmaceutical and CPG businesses in the United States.

         We bill services provided by our foreign branches and subsidiaries in local currency. License fees for our products are generally billed in U.S. dollars regardless of where they originate. Foreign license fees are shown as United States export revenues in Note 10 of "Notes to Consolidated Financial Statements". Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period.

         Our operating profits by geographic segments are shown in Note 10 of "Notes to Consolidated Financial Statements". Our geographic operating profits are affected primarily by our use of technical and support personnel to support service revenues, costs associated with opening new or expanding existing facilities and our ability to increase service revenues faster than the growth in selling, general and administrative expenses.

RESULTS OF OPERATIONS

         The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:


                                                           YEAR ENDED
                                                           DECEMBER 31,
                                                     -----------------------
                                                     1996      1997     1998
                                                     ----      ----     ----
Revenues:
    License fees..................................     13%       10%      11%
    Services......................................     87        90       89
                                                     ----      ----     ----
                                                      100       100      100
Costs of Revenues:
    Cost of license fees..........................      1         2        2
    Cost of services..............................     48        47       42
                                                     ----      ----     ----
                                                       49        49       44
                                                     ----      ----     ----
    Gross Margin..................................     51        51       56

Operating Expenses:
    Selling, general and administrative..........     40        38       36
    Research and development......................     10         4        3
    Write-off in-process research and development..     4        --        1
                                                     ----      ----     ----
                                                       54        42       40
                                                     ----      ----     ----
     Operating income (loss).......................    (3)        9       16
Other income.......................................     1         1        1
                                                     ----      ----     ----
     Income (loss) before income taxes.............    (2)       10       17
Income taxes.......................................     1         4        7
                                                     ----      ----     ----
Net Income (loss)..................................    (3)  %     6%      10%
                                                     ====      ====     ====

         Certain reclassifications have been made to prior year amounts to conform with current year presentations. During the second quarter of 1998, we determined that costs associated with certain activities that were previously classified as research and development expense should be classified as cost of services as these expenditures relate to client specific activities. For consistency of presentation, all prior periods have been reclassified.

YEARS ENDED DECEMBER 31, 1997 AND 1998

         REVENUES. Total revenues increased $34,072,000 or 43% from $78,446,000 in 1997 to $112,518,000 in 1998.

         License fee revenues increased 66% from $7,707,000 in 1997 to $12,827,000 in 1998. This increase was primarily attributable to the recognition of revenue related to license fees from several significant contracts in the pharmaceutical division, sales to new customers in our consumer business division and increased sales of third party software.

         Service revenues increased 41% from $70,739,000 in 1997 to $99,691,000 in 1998. This increase was primarily the result of an increase in our installed base of sales force software products at both new and existing customers, the commencement of major product rollouts, as well as the provision of additional services to our existing customers.

         COST OF REVENUES. Cost of revenues increased $11,220,000 or 29% from 38,652,000 in 1997 to $49,872,000 in 1998.

         Cost of license fees increased 32% from $1,758,000 in 1997 to $2,314,000 in 1998. Cost of license fees for 1998 represents the amortization of capitalized software development costs of $1,392,000 and third party vendor license fees of $922,000. Cost of license fees for 1997 represents the amortization of capitalized software development costs of $1,100,000 and third party vendor license fees of $658,000. The increase in the amortization of capitalized software development costs in 1998 was due to the increase in gross capitalized software development costs in 1998 as compared to 1997. The increase in third party vendor license fees in 1998 was attributable to the increase in third party software sales in 1998.

         Cost of services increased 29% from $36,894,000 in 1997 to $47,558,000 in 1998. This increase was primarily due to an increase in staff required to support greater client activity including the use of higher cost consultants and contractors. As a percentage of service revenues, however, cost of services decreased from 52% of service revenues in 1997 to 48% in 1998. This decrease was primarily the result of increased operational efficiencies in 1998 as well as unusually high costs in the first quarter of 1997 associated with the carry-over effect of expenses initially incurred in the fourth quarter of 1996 as discussed under " -- Years Ended December 31, 1996 and 1997 -- Cost of Revenues".

         SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased 33% from $29,905,000 in 1997 to $39,853,000 in 1998. This increase was primarily attributable to increased staff required for sales and support operations. As a percentage of revenue, SG&A expenses decreased from 38% in 1997 to 36% in 1998, due to leveraging the fixed cost elements in general and administrative expenses over a higher revenue base.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 38% from $2,676,000 in 1997 to $3,687,000 in 1998. As a percentage of revenues, research and development expenses remained relatively constant. The increase in research and development expenses during the most recent period was primarily attributable to increased spending on development of our CPG products, the continued development of ForceMultiplieRx and the development of our next generation pharmaceutical sales force software product, ForcePharma. With respect to future research and development expenses, subject to market conditions, we currently anticipate that such expenses will be approximately 4% to 6% of revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results -- Our quarterly results of operations may fluctuate significantly and may not meet market expectations" and -- "Factors That May Affect Future Operating Results --We may be unable to successfully introduce new products or respond to technological change" in this Item 7.

         WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. We incurred a one-time charge of $1,230,000 to record the write-off of in-process research and development costs resulting from the acquisition of ABC. This amount represents the estimated fair values, based on an independent appraisal, related to in-process research and development projects which had not yet reached technological feasibility.

         PROVISION FOR INCOME TAXES. The effective tax rate, excluding the impact of the write-off of in-process research and development which is not tax deductible, was reduced to 37% during 1998 as opposed to 39% during 1997. This decrease was due primarily to the implementation of tax minimization strategies throughout the world.

         ACQUISITION OF ABC. On July 24, 1998, we acquired 100% of the capital stock of ABC for a combination of cash and stock equivalent to approximately $4,013,000 and transaction costs of $150,000. The acquisition has been accounted for using the purchase method of accounting, whereby the purchase price is allocated to the assets and liabilities of ABC based on their respective fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was assigned to identifiable intangibles. We assigned $1,230,000 to in-process research and development and such amount was written off in the accompanying statement of operations. We also recorded $850,000 as capitalized software and $2,226,000 as goodwill. ABC's results of operations have been included in our Consolidated Financial Statements from the date of acquisition.

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

         Service revenues increased 23% from $57,472,000 in 1996 to $70,739,000 in 1997. This increase was primarily the result of an increase in our installed base of sales force software products with new and existing customers and the provision of additional services to our existing customers, largely in the U.S., where the service revenue increase was $11,585,000 or 39%.

         COST OF REVENUES. Cost of revenues increased 19% from $32,376,000 in 1996 to $38,652,000 in 1997.

         Cost of license fees increased 111% from $832,000 in 1996 to $1,758,000 in 1997. In 1997, the cost of license fees represents the amortization of capitalized costs of $1,100,000 and third party vendor license fees of $658,000. In 1996, the cost of license fees represents the amortization of capitalized costs of $739,000 and third party vendor license fees of $93,000.

         Cost of services increased 17% from $31,544,000 in 1996 to $36,894,000 in 1997, primarily due to an increase in the number of service representatives and technical staff from the prior year. The increase was necessary to support the increased client activity during the year. As a percentage of service revenues, cost of services decreased from 55% of service revenues in 1996 to 52% of service revenues in 1997. This decrease was due to certain events which occurred in 1996, including:

         - multiple customer delayed implementations for which we had hired personnel for training, customer service and technical support;

         - costs associated with retaining a significant number of independent contractors to complete client deliverables;

         -        delayed customer license purchase and upgrade decisions; and

         -        increased research and development spending.

As a result of these factors, we incurred a net loss of $3.3 million in the fourth quarter of 1996.

         SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased 13% from $26,440,000 in 1996 to $29,905,000 in 1997. As a percentage of revenue, SG&A expenses decreased from 40% in 1996 to 38% in 1997. This decrease was attributable to the fixed nature of certain SG&A costs, such as rent and corporate salaries, as revenues increase.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased 61% from $6,834,000 in 1996 to $2,676,000 in 1997. As a percentage of revenues, research and development expenses decreased from 10% for the year ended December 31, 1996 to 4% for the year ended December 31, 1997. The decrease in research and development expenses in 1997 was consistent with our intentions, as peak development efforts associated with several new software products decreased as these software products neared completion.

         PROVISION FOR INCOME TAXES. The effective tax rate was reduced to 39% for the year ended December 31, 1997 as compared to 47% for the year ended December 31, 1996, excluding the impact of the write-off of in-process research and development which is not tax deductible. The reduction was due to the higher base of net income relative to the amount of non-deductible expenses in the year ended December 31, 1997 as compared to the year ended December 31, 1996.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth certain unaudited consolidated statement of operations data expressed in U.S. dollars for our eight most recently ended fiscal quarters. This data has been derived from our unaudited consolidated financial statements and, in the opinion of management, includes all adjustments consisting only of normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles. Our results of operations for a particular quarter are not necessarily indicative of our results of operations for any future period. Our quarterly results have varied considerably in the past and are likely to vary from quarter to quarter in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results -- Our quarterly results of operations may fluctuate significantly and may not meet market expectations" in this Item 7.


                                                                 QUARTERS ENDED
                                 ------------------------------------------------------------------------------------
                                 MARCH 31    JUNE 30   SEPT. 30   DEC. 31    MARCH 31    JUNE 30   SEPT. 30   DEC. 31
                                   1997       1997       1997       1997       1998       1998       1998      1998
                                 --------   --------   --------   --------   --------   --------   --------  --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
    License fees ..............  $  1,094   $  1,725   $  2,370   $  2,518   $  2,971   $  4,299   $  1,116  $  4,442
    Services ..................    15,548     16,342     17,998     20,851     19,656     24,028     29,352    26,653
                                 --------   --------   --------   --------   --------   --------   --------  --------
                                   16,642     18,067     20,368     23,369     22,627     28,327     30,468    31,095
Costs of Revenues:
    Cost of license fees ......       273        392        729        365        361      1,024        379       550
    Cost of services ..........     9,795      8,333      8,795      9,971      9,894     12,402     13,645    11,616
                                 --------   --------   --------   --------   --------   --------   --------  --------
                                   10,068      8,725      9,524     10,336     10,255     13,426     14,024    12,166
                                 --------   --------   --------   --------   --------   --------   --------  --------
    Gross margin ..............     6,574      9,342     10,844     13,033     12,372     14,901     16,444    18,929

Operating Expenses:
    Selling, general, and
       administrative .........     6,373      7,636      7,678      8,217      8,459      9,962     10,280    11,153
    Research and development ..       683        653        606        734        899        870        847     1,069
    Write-off of in-process
       research and development        --         --         --         --         --         --      1,230        --
                                 --------   --------   --------   --------   --------   --------   --------  --------
                                    7,056      8,289      8,284      8,951      9,358     10,832     12,357    12,222
                                 --------   --------   --------   --------   --------   --------   --------  --------
      Operating income (loss) .      (482)     1,053      2,560      4,082      3,014      4,069      4,087     6,707
Interest income ...............       128        131        100        169        196        214        280       399
Other income (expense) ........       (57)       (95)       (21)       (27)      (321)       (45)       117       (68)
                                 --------   --------   --------   --------   --------   --------   --------  --------
    Income (loss) before
      income taxes (benefit) ..      (411)     1,089      2,639      4,224      2,889      4,238      4,484     7,038
Income taxes (benefit) ........      (145)       442      1,047      1,587      1,127      1,581      2,043     2,631
                                 --------   --------   --------   --------   --------   --------   --------  --------
Net income (loss) .............  $   (266)  $    647   $  1,592   $  2,637   $  1,762   $  2,657   $  2,441  $  4,407
                                 ========   ========   ========   ========   ========   ========   ========  ========
Net income (loss) per share:
    Basic .....................  $  (0.01)  $   0.03   $   0.07   $   0.12   $   0.08   $   0.12   $   0.11  $   0.19
                                 ========   ========   ========   ========   ========   ========   ========  ========
    Diluted ...................  $  (0.01)  $   0.03   $   0.07   $   0.11   $   0.07   $   0.11   $   0.10  $   0.18
                                 ========   ========   ========   ========   ========   ========   ========  ========
Shares used in computing
  net income (loss) per share:
    Basic .....................    22,450     22,142     22,201     22,252     22,324     22,418     22,705    22,883
                                 ========   ========   ========   ========   ========   ========   ========  ========
    Diluted ...................    22,450     22,736     23,226     23,316     23,900     24,302     24,818    25,107
                                 ========   ========   ========   ========   ========   ========   ========  ========

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations primarily through cash generated by operations. Net cash provided by operating activities was $24,206,000 for the year ended December 31, 1998, compared to cash provided by operating activities of $3,318,000 for the year ended December 31, 1997. This increase was due primarily to higher net income, as well as more efficient accounts receivable and liability management during the year ended December 31, 1998, compared to the year ended December 31, 1997.

         Cash used in investing activities was $12,565,000 in the year ended December 31, 1998, compared to cash obtained from investing activities of $3,301,000 in the year ended December 31, 1997. This increase was due primarily to the increase in short-term investments as well as the purchase of ABC in the year ended December 31, 1998.

         On January 16, 1997, Dendrite's Board of Directors (the "Board of Directors" or the "Board") approved a stock buy-back program initially limited to $3,000,000, which, subject to further Board review and approval, could be increased to a maximum of $10,000,000, but not greater than 9% of Dendrite's outstanding shares of common stock. During the twelve month period ending December 31, 1997, Dendrite repurchased 401,000 shares of common stock for a value of $1,927,000. Dendrite did not repurchase any shares of common stock during the period ending December 31, 1998.

         We obtained $3,610,000 of cash from financing activities in the year ended December 31, 1998, compared to the use of $1,331,000 in cash from financing activities in the year ended December 31, 1997. The change in our cash provided from financing activities was due to an increase in the issuance of common stock, primarily from the exercise of employee stock options during the year ended December 31, 1998 and open-market purchases of our common stock during the year ended December 31, 1997.

         We recently entered into a $15,000,000 revolving line of credit agreement with The Chase Manhattan Bank, N.A. The agreement is available to finance working capital needs and possible future acquisitions. The $15,000,000 line of credit agreement requires us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to our net worth as of December 31, 1997 plus 50% of our net income earned after January 1, 1998 and plus 75% of the net proceeds to us of any stock offering. This covenant effectively limits the amount of cash dividends we may pay. At December 31, 1998, there were no borrowings outstanding under the agreement.

         Our working capital was approximately $33,981,000 at December 31, 1997 and $47,963,000 at December 31, 1998. We have no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases.

         On January 28, 1999, Dendrite filed a Registration Statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission to register a proposed offering of 2,750,000 shares of common stock by the Company and an additional 500,000 shares of common stock by certain selling stockholders named in the Registration Statement. Dendrite will not receive any of the proceeds from the sale of the shares of common stock being sold by the selling stockholders.

         We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments. We currently have no agreements to make any acquisitions.

YEAR 2000 READINESS DISCLOSURE

         The efficient operation of our business is dependent in part on our internal computer software and operating systems (collectively, our "Internal Programs and Systems"). Since 1997, as part of our Year 2000 compliance plan, we have been evaluating our Internal Programs and Systems to identify potential Year 2000 compliance problems. We have tested our Internal Programs and Systems to verify Year 2000 compliance. As a result of the testing, we have determined that some of our Internal Programs and Systems are not Year 2000 compliant. We have begun and will continue to modify or replace some of our Internal Programs and Systems to make them Year 2000 compliant. We are also communicating with our suppliers and others to coordinate Year 2000 conversion and are requesting assurances from all software vendors from which we may purchase or license software that such software will correctly process all date information at all times.

          To date, we have spent approximately $178,000 to evaluate, test and remediate, if necessary, our Internal Programs and Systems for Year 2000 compliance problems and we expect to spend up to an additional $50,000 through the end of second quarter of 1999. We will fund these costs with cash from our operations. To date, we have not spent any material amount on evaluating the Year 2000 compliance status of our software products and software products licensed to its customers. Although we do not anticipate any future material expenditures, our customers may require us to incur additional expenses associated with remediating their software products. We expect that the expenses and capital expenditures associated with achieving Year 2000 compliance will not have a material adverse effect on our business, results of operations or financial condition.

         We believe that we will be able to achieve Year 2000 compliance through a combination of modification of some existing Internal Programs and Systems and the replacement of other Internal Programs and Systems with new programs and systems that are already Year 2000 compliant. We expect to have our Year 2000 compliance program substantially completed by the end of the second quarter of 1999. However, we cannot assure you that these efforts will be successful or completed in a timely manner.

         We believe most of our sales force software products that we currently offer to customers are Year 2000 compliant. We define "Year 2000 compliant" to mean that the applicable Dendrite product is capable of recognizing and processing date data beyond the Year 2000 as belonging to the correct century, so long as all products (for example, hardware, firmware, and software including interfacing programs, operating systems, and database engines) used with the software are Year 2000 compliant and properly exchange date data with our products.

         Some of our older products will not, and some may not, accurately process dates beyond December 31, 1999. To the extent any of these products are still in use in 1999, we will continue to attempt to migrate our customers to products which are Year 2000 compliant. We cannot assure you that this will occur. A failure to migrate any such customer to a product which is Year 2000 compliant could adversely affect our business, operating results or financial condition. We may also experience increased expenses which we cannot recoup from current customers in addressing their migration to software that is Year 2000 compliant. We have strongly encouraged each customer to have its product tested by us for Year 2000 compliance.

         Because of our relatively advanced state of readiness, we have not yet formulated a reasonably likely worst case scenario. During the second quarter of 1999, as we assess our state of readiness for January 1, 2000, we expect to formulate this scenario and to prepare a contingency plan, if warranted. For a discussion of the risks associated with the Year 2000, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results -- We are exposed to risks associated with the Year 2000 -- Year 2000 Readiness Disclosure" in this Item 7.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        OUR BUSINESS IS HEAVILY DEPENDENT ON THE PHARMACEUTICAL INDUSTRY

     Most of our sales force software products and services, also referred to as sales force effectiveness or SFE solutions, are currently used in connection with the marketing and sale of prescription-only drugs. This market is undergoing a number of significant changes. These include:

- consolidations and mergers which may reduce the number of our existing and potential customers;

- reclassification of formerly prescription-only drugs to permit their over-the-counter sale;

- competitive pressures on our pharmaceutical customers resulting from the continuing shift to delivery of healthcare through managed care organizations; and

- changes in law, such as government mandated price reductions for prescription-only drugs, that affect the healthcare systems in the countries where our customers and potential customers are located.

     We cannot assure you that we can respond effectively to any or all of these and other changes in the marketplace. Our failure to do so could have a material adverse effect on our business, operating results or financial condition. See "Business -- Industry Overview" for a discussion of the pharmaceutical industry sales environment.

OUR QUARTERLY RESULTS OF OPERATIONS MAY FLUCTUATE SIGNIFICANTLY AND MAY NOT MEET
                              MARKET EXPECTATIONS

     Our results of operations may vary from quarter to quarter due to lengthy sales and implementation cycles for our products, our fixed expenses in relation to our fluctuating revenues and variations in our customers' budget cycles, each of which is discussed below. As a result, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future period our results of operations may be below the expectations of the public market analysts and investors. If this happens, the price of our common stock may decline. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for detailed information on our quarterly operating results.

OUR LENGTHY SALES AND IMPLEMENTATION CYCLES MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY REVENUES

     The selection of a sales force software product often entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer's license of the software. Given the importance of the decision, senior levels of management often are involved and, in some instances, the board of directors may be involved in this process. As a result, the decision-making process typically takes nine to twelve months, although in some cases it may take even longer. Accordingly, we cannot control or predict the timing of our execution of contracts with customers.

     In addition, an implementation process of three to six months is customary before the software is rolled out to a customer's sales force. However, if a customer were to delay or extend its implementation process, our quarterly revenues may decline below expected levels and could adversely affect our results of operations.

OUR FIXED COSTS MAY LEAD TO FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS IF REVENUES FALL BELOW EXPECTATIONS

     We establish our expenditure levels for product development, sales and marketing and some of our other operating expenses based in large part on our expected future revenues and anticipated competitive conditions. In particular, we frequently add staff in advance of new business to permit adequate time for training. If the new business is subsequently delayed or canceled, we will have incurred expenses without the associated revenue. In addition, we may increase sales and marketing expenses if competitive pressures become greater than we currently anticipate. Since only a small portion of our expenses varies directly with our actual revenues, our operating results and profitability are likely to be adversely and disproportionately affected if our revenues fall below expectations.

OUR BUSINESS IS AFFECTED BY VARIATIONS IN OUR CUSTOMERS' BUDGET CYCLES

     We have historically realized a greater percentage of our license fees and service revenues in the second half of the year than in the first half because, among other things, our customers typically spend more of their annual budget authorization for SFE solutions in the second half of the year. However, the relationship between the amounts spent in the first and second halves of a year may vary from year to year and from customer to customer. In addition, changes in our customers' budget authorizations may reduce the amount of revenues we receive from the license of additional software or the provision of additional services. As a result, our operating results could be adversely affected.

  WE DEPEND ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

     We derive a significant portion of our revenues from a limited number of customers (considering all affiliates of each customer as part of that customer). Approximately 56% of our total revenues in 1998 came from Pfizer, Johnson & Johnson and Parke-Davis. Approximately 59% of our total revenues in 1997 came from Pfizer, Johnson & Johnson and Rhone-Poulenc Rorer. Approximately 58% of our total revenues in 1996 came from Pfizer, Eli Lilly and Rhone-Poulenc Rorer. We believe that the costs to our customers of switching to a competitor's software product, or of taking significant system management functions in-house, are substantial. Nevertheless, some of our customers have switched, and in the future other customers may switch, to software products and/or services offered by our competitors. If any of our major customers were to make such a change, our business, operating results or financial condition would be materially and adversely affected.

     WE MAY BE UNABLE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS OR RESPOND TO
                              TECHNOLOGICAL CHANGE

     The market for sales force software products changes rapidly because of frequent improvements in computer hardware and software technology. Our future success will depend, in part, on our ability to:

- use available technologies and data sources to develop new products and services and to enhance our current products and services;

- introduce new solutions that keep pace with developments in our target markets; and

- address the changing and increasingly sophisticated needs of our customers.

     We cannot assure you that we will successfully develop and market new products or product enhancements that respond to technological advances in the marketplace, or that we will do so in a timely fashion. We also cannot assure you that our products will adequately and competitively address the needs of the changing marketplace.

     Competition for software products has been characterized by shortening product cycles. We may be materially and adversely affected by this trend if the product cycles for our products prove to be shorter than we anticipate. If that happens, our business, operating results or financial condition could be adversely affected.

     To remain competitive, we also may have to spend more of our revenues on product research and development than we have in the past. As a result, our results of operations could be materially and adversely affected.

     Further, our software products are technologically complex and may contain previously undetected errors or failures. Such errors have occurred in the past and we cannot assure you that, despite our testing, our new products will be free from errors. Errors that result in losses or delays could have a material adverse effect on our business, operating results or financial condition.

  WE ARE EXPOSED TO RISKS ASSOCIATED WITH THE YEAR 2000 -- YEAR 2000 READINESS
                                   DISCLOSURE

DEMAND FOR OUR SOFTWARE PRODUCTS AND SERVICES MAY DECLINE BEFORE AND AFTER THE YEAR 2000

     A substantial amount of demand for our software may come from customers in the process of replacing and upgrading software applications to accommodate the change in date to the Year 2000. This demand has contributed to our 1998 sales growth and we expect it to contribute to our 1999 sales growth. Once customers have completed these activities, we may experience a deceleration in revenue growth. In addition, the expense and time associated with remediation efforts by customers to address Year 2000 compliance problems for software products other than ours may cause our customers to delay the purchase of, or reduce the amount they spend on, our products and services, both before and after January 1, 2000. Such reductions could have a material adverse effect on our business, operating results or financial condition.

OUR YEAR 2000 REMEDIATION EFFORTS MAY NOT BE SUCCESSFUL

     As part of our Year 2000 compliance plan, we have assessed the readiness of our internal computer software programs and operating systems. We believe our programs and systems will be substantially Year 2000 compliant by the end of the second quarter of 1999. However, if additional defects, including defects in hardware, are identified or if necessary modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 problem could have a material adverse effect on our business, operating results or financial condition.


WE MAY INCUR MATERIAL EXPENSES IN CONNECTION WITH ANY CLAIM RELATING TO YEAR 2000 COMPLIANCE OF OUR OWN PRODUCTS OR THE PRODUCTS OF THIRD PARTIES

     We believe most of the sales force software products that we currently offer to our customers, prior to any customization, are Year 2000 compliant. We cannot assure you, however, that our current products do not contain undetected errors or defects associated with Year 2000 date functionality that may result in material costs to us.

     Some of our older products will not, and some may not, accurately process dates after December 31, 1999. To the extent any of these products are still in use in 1999, we will continue to attempt to migrate our customers to products that are Year 2000 compliant. We cannot assure you that this will occur. A failure to migrate any customer to a product that is Year 2000 compliant could adversely affect our business, operating results or financial condition. We may also experience increased expenses which we cannot recoup from current customers in addressing their migration to software that is Year 2000 compliant. We may incur additional expenses associated with remediating software products of our current customers.

     In addition, some of our customers may attempt to hold us responsible for Year 2000 compliance of hardware or software not supplied or created by us, but used in conjunction with one or more of our products. For example, our customers' computer hardware and software, with which our software must interface, may not properly handle date information after the Year 2000 without error or interruption.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Readiness Disclosure" for detailed information on our state of readiness, potential risks and contingency plans regarding the Year 2000 issue.

 INCREASED COMPETITION MAY RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR
                           OUR PRODUCTS AND SERVICES

     We believe there are approximately ten other companies that sell sales force software products and specifically target the pharmaceutical industry, including:

     - four competitors that are actively selling sales force software products in more than one country; and

     - three competitors that also offer sales force support services.

     We believe that most of our competitors offer sales force software products and/or services that do not address the variety of customer needs that our solutions address. However, these competing solutions may cost less than our solutions. We also face competition from many vendors that market and sell sales force automation and SFE solutions in the consumer packaged goods or CPG market. In addition, we also compete with various companies that provide support services similar to our services. We believe our ability to compete depends on many factors, some of which are beyond our control, including:

- the number and success of new market entrants supplying competing sales force products or support services;

- expansion of product lines by, or consolidation among, our existing competitors; and

- development and/or operation of in-house sales force software products or services by our customers and potential customers.

     Some of our competitors and potential competitors are part of large corporate groups and have longer operating histories and significantly greater financial, sales, marketing, technology and other resources than we have. We cannot assure you that we will be able to compete successfully with these companies or that competition will not have a material adverse effect on our business, operating results or financial condition. See
"Business -- Competition" for detailed information regarding the competitive environment in which we operate.

         SOME OF OUR CUSTOMERS RELY ON OUR COMPETITORS FOR MARKET DATA

     Current market data on the sales of prescription-only pharmaceutical products is an important element for the operation of our sales force software products in the prescription-only pharmaceutical industry. Our customers use this data to guide and organize their sales forces and marketing efforts. Some of the leading purveyors of this market information compete with us either directly or through affiliates or may compete with us in the future. If these purveyors of market information require pharmaceutical companies to use their sales force products and/or services, our business, operating results and financial condition may be materially and adversely affected.

  OUR INTERNATIONAL OPERATIONS HAVE RISKS THAT OUR DOMESTIC OPERATIONS DO NOT

     The sale of our products and services in foreign countries accounts for, and is expected in the future to account for, a material part of our revenues. These sales are subject to risks inherent in international business activities, including:

- any adverse change in the political or economic environments in these countries;

- economic instability;

- any adverse change in tax, tariff and trade or other regulations;

- the absence or significant lack of legal protection for intellectual property rights;

- exposure to exchange rate risk for service revenues which are denominated in currencies other than U.S. dollars; and

- difficulties in managing an organization spread over various jurisdictions.

     OUR SUCCESS DEPENDS ON RETAINING OUR KEY SENIOR MANAGEMENT TEAM AND ON
                  ATTRACTING AND RETAINING QUALIFIED PERSONNEL

     Our future success depends, to a significant extent, upon the contributions of our executive officers and key sales, technical and customer service personnel. We maintain a $3 million key man insurance policy on John E. Bailye, our President and Chief Executive Officer, the proceeds of which are payable to Dendrite. Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel and we may experience such difficulties in the future. Any such difficulties could adversely affect our business, operating results or financial condition. See "Management" for detailed information concerning our key personnel.

     OUR INABILITY TO MANAGE OUR GROWTH COULD ADVERSELY AFFECT OUR BUSINESS

     To manage our growth effectively, we must continue to strengthen our operational, financial and management information systems and expand, train and manage our work force. However, we may not be able to do so effectively or on a timely basis. Failure to do so could have a material adverse effect upon our business, operating results or financial condition.

   OUR BUSINESS DEPENDS ON PROPRIETARY TECHNOLOGY THAT WE MAY NOT BE ABLE TO
                               PROTECT COMPLETELY

     We rely on a combination of trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary technology. We cannot assure you that the steps we take will prevent misappropriation of this technology. Further, protective actions we have taken or will take in the future may not prevent competitors from developing products with features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We have, on occasion, in response to a request by our customer, entered into agreements which require us to place our source code in escrow to secure our service and maintenance obligations.

     Further, we believe that our products and trademarks do not infringe upon the proprietary rights of third parties. However, third parties may assert infringement claims against us in the future that may result in the imposition of damages or injunctive relief against us. In addition, any such claims may require us to enter into royalty arrangements. Any of these results could materially and adversely affect our business, operating results or financial condition.

 WE HAVE LIMITED EXPERIENCE IN MARKETING TO THE CONSUMER PACKAGED GOODS MARKET

     We market and sell SFE solutions to companies in the CPG market. The selling environment in this market has unique characteristics that differentiate it from the pharmaceutical market. In addition, we believe that the CPG market is composed of sub-markets, each of which may have unique characteristics. Accordingly, we cannot assure you that we will be able to replicate in this market the success we have achieved in the ethical pharmaceutical market.

                    PROVISIONS OF OUR CHARTER DOCUMENTS AND
            NEW JERSEY LAW MAY DISCOURAGE AN ACQUISITION OF DENDRITE

     Provisions of our Restated Certificate of Incorporation, our By-laws and New Jersey law may make it more difficult for a third party to acquire us. For example, the Board of Directors may, without the consent of the stockholders, issue preferred stock with rights senior to those of the common stock.

             OUR COMMON STOCK MAY BE SUBJECT TO PRICE FLUCTUATIONS

     The market price of our common stock may be significantly affected by the following factors:

- the announcement or the introduction of new products by us or our competitors;

- quarter-to-quarter variations in our operating results and changes in earnings estimates by analysts;

- market conditions in the technology, healthcare and other growth sectors; and

- general consolidation in the healthcare information industry which may result in the market perceiving us or other comparable companies as potential acquisition targets.

     Further, the stock market has experienced on occasion extreme price and volume fluctuations. The market prices of the equity securities of many technology companies have been especially volatile and often have been unrelated to the operating performance of such companies. These broad market fluctuations may have a material adverse effect on the market price of our common stock. See "Price Range of Common Stock".

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

         Because we have operations in a number of countries, we face exposure to adverse movements in foreign currency exchange rates. As currency rates change, translation of the income statements of our international entities from local currencies to U.S. dollars affects year-over-year comparability of operating results. We do not hedge translation risks because we generally reinvest the cash flows from international operations.

         Management estimates that a 10% change in foreign exchange rates would impact reported operating profit by less than $500,000. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that losses from one area may be offset by gains from another area.

         The introduction of the Euro as a common currency for members of the European Monetary Union took place on January 1, 1999. We have not determined what impact, if any, the Euro has on our foreign exchange exposure.

INTEREST RATE RISK

         Our exposure to market risk related to changes in interest rates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of investment.

         As of December 31, 1998, our investments consisted primarily of commercial paper maturing in the first four months of 1999. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of the Company's investments decreased by 100 basis points, our interest income for the year ended December 31, 1998 would have decreased by less than $150,000. This estimate assumes that the decrease occurred on the first day of 1998 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income, of future changes in investment yields will depend largely on the gross amount of our investments. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's 1998 Financial Statements, together with the report thereon of Arthur Andersen LLP, are included elsewhere herein. See Item 14 for a list of Financial Statements and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information regarding directors and executive officers of the Company will be set forth in the Registrant's Notice of Annual Meeting of Shareholders and Proxy Statement, expected to be dated on or about April 15, 1999 (the "Proxy Statement"), which information is incorporated herein by reference.

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

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as part of this report:

         1.       Financial Statements:

                  Report of Independent Public Accountants
                  Consolidated Balance Sheets
                  Consolidated Statements of Operations
                  Consolidated Statements of Stockholders' Equity
                  Consolidated Statements of Cash Flows
                  Notes to Consolidated Financial Statements

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

                  4.3 Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated herein by reference to Exhibit 4.3 of Amendment 1 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

                  10.1 January 1992 Stock Plan (incorporated herein by reference to Exhibit 10.26 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)*

                  10.2 October 1992 Stock Option Plan for Senior Management (incorporated herein by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)*

                  10.3 1997 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company's Post-Effective Amendment No. 1 to its Registration Statement on Form S- 8, filed with the Commission November 10, 1997)*

                  10.4 1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, filed with the Commission April 1, 1997)*

                  10.5 Lease of 1200 Mount Kemble Avenue, Morristown, New Jersey (incorporated herein by reference to Exhibit
                           10.40 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

                  10.6 Form of Indemnification Agreement dated as of October 28, 1998 (incorporated herein by reference to Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission November 18, 1998)*

                  10.7 Amended and Restated Credit Agreement, entered into as of November 30, 1998, between the Company and The Chase Manhattan Bank

                  10.8     Employment Agreement dated March 25, 1997 with John
                           E. Bailye (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A filed with the Commission May 16, 1997)*

                  10.9     Employment Agreement dated June 2, 1997 with George
                           T. Robson (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission August 14,
                           1997)*

                  10.10 Employment Agreement dated June 9, 1997 with Mark Cieplik incorporated herein by reference to Exhibit
                           10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission August 14, 1997)*

                  10.11 Employment Agreement dated July 24, 1997 with Bruce Savage (incorporated herein by reference to Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission November 14, 1997)*

                  10.12 Employment Agreement dated October 1, 1991 with Teresa F. Winslow (incorporated herein by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-1, filed with the Commission February 5, 1996)*

                  10.13 Consulting Agreement dated as of January 5, 1998 with Edward Kfoury (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report filed with the Commission May 14, 1998.)

                  10.14 Deferred Compensation Plan dated as of September 1, 1998 (incorporated herein by reference to Exhibit
                           10.1 of the Company's Quarterly Report filed with the Commission August 14, 1998.)*

                  10.15 Deferred Compensation Plan Trust Agreement dated as of September 1, 1998 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report filed with the Commission August 14, 1998.)*

                  21       Subsidiaries of the Registrant

                  23       Consent of Independent Public Accountants

                  27       Financial Data Schedule

                  (b) Reports on Form 8-K.

                  None

--------

* These contracts are identified pursuant to the requirement in Item 14 to identify "each management contract or compensatory plan or arrangement required to be filed as an exhibit".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DENDRITE INTERNATIONAL, INC.

Date:  February __, 1999            By:   /s/ John E. Bailye
                                          ------------------
                                          John E. Bailye
                                          Chief Executive Officer and President

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Name                                  Title                                        Date
----                                  -----                                        ----
/s/ John E. Bailye                    Chief Executive Officer,                 March 23, 1999
------------------                    President and Director
John E. Bailye                        (Principal Executive Officer)


/s/ George T. Robson                  Executive Vice President                 March 23, 1999
--------------------                  and Chief Financial Officer
George T. Robson                      (Principal Financial Officer
                                      and Principal Accounting Officer)


/s/ Bernard M. Goldsmith              Director                                 March 23, 1999
------------------------
Bernard M. Goldsmith

/s/ Edward J. Kfoury                  Director                                 March 23, 1999
--------------------
Edward J. Kfoury

/s/ Paul A. Margolis                  Director                                 March 23, 1999
--------------------
Paul A. Margolis

/s/ John H. Martinson                 Director                                 March 23, 1999
---------------------
John H. Martinson

/s/ Terence H. Osborne                Director                                 March 23, 1999
----------------------
Terence H. Osborne

                                  EXHIBIT INDEX


       Exhibit
         No.                           Exhibit

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

         10.2 October 1992 Stock Option Plan for Senior Management (incorporated herein by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

         10.3 1997 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company's Post-Effective Amendment No. 1 to its Registration Statement on Form S-8, filed with the Commission November 10, 1997)

         10.4 1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, filed with the Commission April 1,
                  1997)

         10.5 Lease of 1200 Mount Kemble Avenue, Morristown, New Jersey (incorporated herein by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

         10.6 Form of Indemnification Agreement dated as of October 28, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission November 18, 1998)

         10.7 Amended and Restated Credit Agreement, entered into as of November 30, 1998, between the Company and The Chase Manhattan Bank

         10.8 Employment Agreement dated March 25, 1997 with John E. Bailye (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A filed with the Commission May 16, 1997)

         10.9 Employment Agreement dated June 2, 1997 with George T. Robson (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission August 14, 1997)

         10.10 Employment Agreement dated June 9, 1997 with Mark Cieplik incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission August 14, 1997)

         10.11 Employment Agreement dated July 24, 1997 with Bruce Savage (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission November 14, 1997)

         10.12 Employment Agreement dated October 1, 1991 with Teresa F. Winslow (incorporated herein by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-1, filed with the Commission February 5, 1996)

         10.13 Consulting Agreement dated as of January 5, 1998 with Edward Kfoury (incorporated herein by reference to exhibit 10.1 of the Company's Quarterly Report filed with the Commission May 14, 1998.)

         10.14 Deferred Compensation Plan dated as of September 1, 1998 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report filed with the Commission August 14, 1998.)

         10.15 Deferred Compensation Plan Trust Agreement dated as of September 1, 1998 (incorporated herein by reference to Exhibit
                  10.2 of the Company's Quarterly Report filed with the Commission August 14, 1998.)

         21       Subsidiaries of the Registrant

         23       Consent of Independent Public Accountants

         27       Financial Data Schedule

                    Report of Independent Public Accountants

To Dendrite International, Inc.:

         We have audited the accompanying consolidated balance sheets of Dendrite International, Inc. (a New Jersey corporation) and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dendrite International, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                         ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
  January 27, 1999

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                     DECEMBER 31,
                                                                             -----------------------------
                                                                                1997               1998
                                                                             ---------           ---------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...............................................$  15,917           $  31,298
     Short-term investments..................................................    2,955               9,614
     Accounts receivable, net................................................   24,724              17,082
     Prepaid expenses and other..............................................    2,222               3,090
     Prepaid taxes...........................................................       --                 921
     Deferred tax asset......................................................      441                 467
                                                                             ---------           ---------
          Total current assets...............................................   46,259              62,472
PROPERTY AND EQUIPMENT, net..................................................    3,110               5,267
DEFERRED TAXES...............................................................      667               1,077
GOODWILL, net................................................................      575               2,496
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net..................................    2,408               3,503
                                                                             ---------           ---------
                                                                             $  53,019           $  74,815
                                                                             =========           =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable........................................................$   2,211           $   2,002
     Income taxes payable....................................................      867                 122
     Accrued compensation and benefits.......................................    3,439               4,012
     Other accrued expenses..................................................    4,352               6,953
     Deferred revenues.......................................................    1,409               1,420
                                                                             ---------           ---------
          Total current liabilities..........................................   12,278              14,509
                                                                             ---------           ---------
DEFERRED RENT................................................................      598                 392
                                                                             ---------           ---------
CAPITALIZED LEASE OBLIGATIONS................................................       --                 355
DEFERRED TAXES...............................................................    1,970               2,889
                                                                             ---------           ---------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 10,000,000 shares authorized, none
        issued...............................................................       --                  --
     Common stock, no par value, 100,000,000 shares authorized,
        22,659,548 and 23,357,497 shares issued and 22,258,548 and
        22,956,497 outstanding...............................................   32,814              40,050
     Retained earnings.......................................................    9,268              20,535
     Deferred compensation...................................................   (1,141)             (1,494)
     Accumulated other comprehensive income..................................     (841)               (494)
     Less treasury stock, at cost............................................   (1,927)             (1,927)
                                                                             ---------           ---------
          Total stockholders' equity.........................................   38,173              56,670
                                                                             ---------           ---------
                                                                             $  53,019           $  74,815
                                                                             =========           =========


The accompanying notes are an integral part of these statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                       1996                 1997                1998
                                                                    ---------            ---------            ---------
REVENUES:
     License fees.................................................  $   8,774            $   7,707            $  12,827
     Services.....................................................     57,472               70,739               99,691
                                                                    ---------            ---------            ---------
                                                                       66,246               78,446              112,518
                                                                    ---------            ---------            ---------
COSTS OF REVENUES:
     Cost of license fees.........................................        832                1,758                2,314
     Cost of services.............................................     31,544               36,894               47,558
                                                                    ---------            ---------            ---------
                                                                       32,376               38,652               49,872
                                                                    ---------            ---------            ---------
          Gross margin............................................     33,870               39,794               62,646
                                                                    ---------            ---------            ---------
OPERATING EXPENSES:
     Selling, general and administrative..........................     26,440               29,905               39,853
     Research and development.....................................      6,834                2,676                3,687
     Write-off of in-process research and development.............      2,640                   --                1,230
                                                                    ---------            ---------            ---------
                                                                       35,914               32,581               44,770
                                                                    ---------            ---------            ---------
          Operating income (loss).................................     (2,044)               7,213               17,876
INTEREST INCOME...................................................      1,167                  529                1,090
OTHER EXPENSE.....................................................       (391)                (201)                (317)
                                                                    ---------            ---------            ----------
          Income (loss) before income taxes.......................     (1,268)               7,541               18,649
INCOME TAXES......................................................        644                2,931                7,382
                                                                    ---------            ---------            ---------
NET INCOME (LOSS).................................................  $  (1,912)           $   4,610            $  11,267
                                                                    =========            =========            =========
NET INCOME (LOSS) PER SHARE:
     Basic........................................................  $   (0.09)           $    0.21            $    0.50
                                                                    =========            --=======            =========
     Diluted......................................................  $   (0.09)           $    0.20            $    0.46
                                                                    =========            =========            =========
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
     Basic........................................................     22,112               22,262               22,580
                                                                    =========            =========            =========
     Diluted......................................................     22,112               23,036               24,623
                                                                    =========            =========            =========


The accompanying notes are an integral part of these statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                             ACCUMULATED
                                    COMMON STOCK                               OTHER                                       TOTAL
                                                   RETAINED    DEFERRED    COMPREHENSIVE   COMPREHENSIVE     TREASURY  STOCKHOLDERS'
                                  SHARES   AMOUNT  EARNINGS  COMPENSATION     INCOME          INCOME          STOCK       EQUITY
                                  ------  -------  --------   ------------    ------          ------          -----       ------
BALANCE, DECEMBER 31, 1995........21,352  $26,809   $6,570       $(502)      $(567)                       $     --       $32,310
    Issuance of common stock......   376    1,094       --        (838)         --                              --           256
    Amortization of deferred
      compensation................    --       --       --         113          --                              --           113
    Issuance of common stock
      from consummation
      of  public offering,
      net of offering costs.......   600    4,295       --          --          --                              --         4,295
  Comprehensive income:
    Net loss......................    --       --   (1,912)         --          --         $(1,912)             --        (1,912)
    Other comprehensive
      income:
        Realization of gain on
          short-term investments..    --       --       --          --         (14)            (14)             --           (14)
        Currency translation
          adjustment..............    --       --       --          --         128             128              --           128
        Comprehensive income......                                                         $(1,798)
                                  ------  -------  -------     -------       -----         -------         -------       -------
                                                                                           -------
BALANCE, DECEMBER 31, 1996........22,328   32,198    4,658      (1,227)       (453)                             --        35,176
    Issuance of common stock......   332      616       --         (20)         --                              --           596
    Amortization of deferred
      compensation................    --       --       --         106          --                              --           106
    Purchase of 401,000 shares
      of treasury stock...........  (401)      --       --          --          --                          (1,927)       (1,927)
  Comprehensive income:
    Net income....................    --       --    4,610          --          --          $4,610              --         4,610
    Other comprehensive
      income:
        Currency translation
          adjustment..............    --       --       --          --        (388)           (388)             --          (388)
        Comprehensive income......                                                          $4,222
                                  ------  -------  -------     -------       -----         -------         -------       -------
                                                                                           -------
BALANCE, DECEMBER 31, 1997........22,259   32,814    9,268      (1,141)       (841)                         (1,927)       38,173
    Issuance of common stock......   697    5,876       --        (394)                                                    5,482
    Amortization of deferred
      compensation................    --       --       --          41                                          --            41
    Stock option income
      tax benefits................    --    1,360       --          --                                          --         1,360
  Comprehensive income:
    Net income....................    --       --   11,267          --          --         $11,267              --        11,267
    Other comprehensive
        income:
         Currency translation
          adjustment..............    --       --       --          --         347             347              --           347
       Comprehensive income.......                                                         $11,614
                                  ------  -------  -------     -------       -----         -------         -------       -------
BALANCE, DECEMBER 31,                                                                      -------
 1998.............................22,956  $40,050  $20,535     $(1,494)      $(494)                        $(1,927)      $56,670
                                  ======  =======  =======     =======       =====                         =======       =======


The accompanying notes are an integral part of these statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                              YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------------------
                                                                                       1996              1997              1998
                                                                                  ---------         ---------         ---------
OPERATING ACTIVITIES:
  Net income (loss).............................................................  $  (1,912)        $   4,610         $  11,267
  Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization..............................................      2,037             2,740             3,020
     Deferred income taxes (benefit)............................................       (304)              808               160
     Write-off of in-process research and development...........................      2,640                --             1,230
     Changes in assets and liabilities, net of effect from acquisition:
       (Increase) decrease in accounts receivable...............................     (3,193)           (6,137)            7,114
       Increase in prepaid expenses and other...................................       (253)             (669)             (904)
       (Increase) decrease in prepaid income taxes..............................     (1,397)            1,397                --
       Increase in accounts payable and accrued expenses........................      2,461             1,092             2,886
       Increase (decrease) in deferred rent.....................................        262              (128)             (206)
       Increase (decrease) in income taxes payable..............................     (1,931)              283              (427)
       (Increase) decrease in deferred revenues.................................     (1,174)             (678)               66
                                                                                  ---------         ---------         ---------
          Net cash provided by (used in) operating activities...................     (2,764)            3,318            24,206
                                                                                  ---------         ---------         ---------
INVESTING ACTIVITIES:
  Purchases of short-term investments...........................................     (8,271)           (3,800)          (13,552)
  Sales of short-term investments...............................................     10,805             9,266             6,893
  Purchases of businesses, net of cash acquired.................................     (2,965)               --            (2,295)
  Purchases of property and equipment...........................................       (772)           (1,246)           (1,974)
  Additions to capitalized software development costs...........................     (1,296)             (919)           (1,637)
                                                                                  ---------         ---------         ---------
          Net cash provided by (used in) investing activities...................     (2,499)            3,301           (12,565)
                                                                                  ---------         ---------         ---------
FINANCING ACTIVITIES:
  Payments on capital lease obligations.........................................         --                --               (93)
  Issuance of Common stock from consummation of public offering, net
     of offering costs..........................................................      4,295                --                --
  Purchase of treasury stock....................................................         --            (1,927)               --
  Issuance of common stock......................................................        256               596             3,703
                                                                                  ---------         ---------         ---------
          Net cash provided by (used in) financing activities...................      4,551            (1,331)            3,610
                                                                                  ---------         ---------         ---------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH.................................         94              (283)              130
                                                                                  ---------         ---------         ---------
NET INCREASE (DECREASE) IN CASH.................................................       (618)            5,005            15,381
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR....................................     11,530            10,912            15,917
                                                                                  ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, END OF YEAR..........................................  $  10,912         $  15,917         $  31,298
                                                                                  =========         =========         =========


The accompanying notes are an integral part of these statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

         Dendrite International, Inc. and Subsidiaries (the "Company") provides comprehensive Sales Force Effectiveness solutions used to manage, coordinate and control the activities of large sales forces in complex selling environments primarily within the ethical pharmaceutical industry. The Company also markets its products in the consumer packaged goods market. The Company's solutions combine proprietary software products with extensive system support services.

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

Revenue Recognition

         The Company generally recognizes license fees as revenue using the percentage-of-completion method over a period of time that commences with the execution of the license agreement and ends with the completion of initial customization and installation, if any. Some of the Company's newer products do not require initial customization. If the customer does not request such customization, the Company generally recognizes the license fees from these products upon delivery, assuming the services to be provided are not essential to the functionality of the software. The Company's software licensing agreements provide for a warranty period (typically 180 days from the date of execution of the agreement). The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized ratably over the warranty period. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, the license amount is fixed and determinable and collectability is probable.

         The Company recognizes license fees from certain third party software embedded into the product when the related license fees are recognized. The cost of third party software is included in cost of license fees in the accompanying statements of operations. For the years ended December 31, 1996, 1997 and 1998, the Company recorded $112,000, $796,000 and $1,208,000, respectively, of license fees and $93,000, $658,000 and $922,000, respectively, of cost of license fees relating to third party software.

         Revenues from services are recognized as the services are performed. Revenues from customer maintenance, support and data server rental agreements are recognized ratably over the term of the agreements.

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

Supplemental Cash Flow Information

         For the years ended December 31, 1996 and 1997, the Company paid no interest. For the year ended December 31, 1998, the Company paid interest of $10,000. For the years ended December 31, 1996, 1997 and 1998, the Company paid income taxes of $4,346,000, $422,000 and $7,528,000, respectively.

         The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisitions discussed in Note 2:


                                                                        YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                        1996                    1998
                                                                 ------------            ------------
Noncash assets:
  Accounts receivable..........................................  $    823,000            $    301,000
  Prepaid expenses.............................................        31,000                  59,000
  Property and equipment.......................................        91,000                 408,000
  Capitalized software development costs.......................            --                 850,000
  Goodwill.....................................................       860,000               2,226,000
                                                                 ------------            ------------
                                                                    1,805,000               3,844,000
Assumed liabilities:
  Accounts payable.............................................      (488,000)               (294,000)
  Income taxes payable.........................................            --                (121,000)
  Accrued compensation and benefits............................      (250,000)                     --
  Other accrued expenses.......................................      (613,000)               (396,000)
  Deferred revenues............................................      (129,000)               (107,000)
  Deferred taxes...............................................            --                (323,000)
                                                                 ------------            ------------
     Net noncash assets acquired...............................       325,000               2,603,000
Write-off of in-process research and development...............     2,640,000               1,230,000
Purchase price paid in stock...................................            --              (1,538,000)
                                                                 ------------            ------------
Cash paid, net of cash acquired................................  $  2,965,000            $  2,295,000
                                                                 ============            ============

Short-Term Investments

         The Company follows SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company invests in highly rated corporate bonds and municipal bonds. At December 31, 1997 and 1998, all marketable securities have been classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses, computed using specific identification, and declines in value determined to be permanent are recognized in the statement of operations.

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

Capitalized Software Development Costs

         In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or a detailed working program design, to the point in time that the product is available for general release to customers. Capitalized software development costs are amortized on a product by product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated economic lives of the products (no longer than four years), beginning with the release to the customer. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of December 31, 1998, management believes that no revisions to the remaining useful lives or write-down of capitalized development costs is required.

         Capitalized software development costs are net of accumulated amortization of $3,041,000 and $4,433,000 at December 31, 1997 and 1998,
respectively. The Company capitalized software development costs of $1,296,000, $919,000 and $2,487,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Included in the 1998 additions to capitalized software development costs are $850,000 of costs related to the acquisition of Associated Business Computing N.V. and an affiliated company (collectively, "ABC"). Amortization of capitalized software development costs for the years ended December 31, 1996, 1997 and 1998, was $739,000, $1,100,000 and $1,392,000, respectively, and is included in cost of license fees in the accompanying consolidated statements of operations.

Intangible Assets

         Goodwill of $3,086,000 is being amortized on a straight-line basis over five to seven years (see Note 2). Amortization of goodwill for the years ended December 31, 1996, 1997 and 1998 was $113,000, $172,000 and $305,000,
respectively.

Impairment of Long-Lived Assets

         The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviews its long-lived assets, including property and equipment, capitalized software development costs, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates that are expected to be in effect when the differences reverse.

         At December 31, 1998, there were approximately $3,581,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. If such earnings were remitted to the Company, applicable U.S. federal income and foreign withholding taxes may be partially offset by foreign tax credits.

Major Customers

         In the year ended December 31, 1996, the Company derived approximately 36% and 14% of its revenues from its two largest customers. In the year ended December 31, 1997, the Company derived approximately 33%, 15% and 11% from its three largest customers, two of which were the Company's largest customers in 1996. In the year ended December 31, 1998, the Company derived approximately 36% and 12% of its revenues from its two largest customers, both of which were among the Company's three largest customers in 1997.

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

         The computation of shares used for Basic EPS and Diluted EPS is as follows:


                                                         YEAR ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------
                                            1996                                     1997
                           -------------------------------------    -------------------------------------
                              LOSS         SHARES       PER-SHARE     INCOME        SHARES     PER-SHARE
                           (NUMERATOR)  (DENOMINATOR)     AMOUNT    (NUMERATOR) (DENOMINATOR)    AMOUNT
                           -----------  -------------     ------    ----------- -------------    ------
Net income (loss)......... $ (1,912)                                  $ 4,610
Basic EPS.................                 22,112        $ (0.09)                  22,262       $   0.21
Effect of dilutive
  securities
  Stock options...........                     --                                     774
                                           ------                                  ------
Diluted EPS...............                 22,112        $ (0.09)                  23,036       $   0.20
                                           ======        =======                   ======       ========



                                            1998
                           -------------------------------------
                             INCOME        SHARES      PER-SHARE
                           (NUMERATOR)  (DENOMINATOR)   AMOUNT
                           -----------  -------------   ------
Net income (loss).........  $ 11,267
Basic EPS.................                  22,580     $   0.50
Effect of dilutive
  securities
  Stock options...........                   2,043
                                            ------
Diluted EPS...............                  24,623     $   0.46
                                            ======     ========

Recently Issued Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes that SFAS 133 will have no impact on the Company's consolidated financial statements.

Recapitalization

         In August 1998, the Company amended its articles of incorporation to reflect a 2-for-1 split of its common shares and to change the number of authorized common shares to 100,000,000. All references in the consolidated financial statements to the number of shares and to per share amounts have been retroactively restated to reflect these changes.

Reclassifications

         Certain reclassifications have been made to prior year amounts to conform with current year presentation.

         During the second quarter of 1998, the Company determined that costs associated with certain activities that were previously classified as research and development expense, should be classified as cost of services, as these expenditures related to client specific activities. For consistency of presentation, prior periods have been reclassified. The reclassification for the years ended December 31, 1996 and 1997 was $1,913,000 and $2,540,000,
respectively.

2.  ACQUISITIONS:

         On May 1, 1996, the Company acquired 100% of the capital stock of SRCI, S.A. ("SRCI") for approximately $3,198,000 and transaction costs of $302,000. The purchase was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed of SRCI based on their fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles. The Company assigned $2,640,000 to in-process research and development and such amount was written off in the accompanying consolidated statements of operations. The Company also recorded $860,000 as goodwill. SRCI's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

         On July 24, 1998, the Company acquired 100% of the capital stock of ABC for approximately $4,013,000 and transaction costs of $150,000. The purchase was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets and liabilities assumed of ABC based on their respective fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles. The Company assigned $1,230,000 to in-process research and development and such amount was written-off in the accompanying consolidated statements of operations. The Company also recorded $2,226,000 as goodwill. ABC's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

3.  PROPERTY AND EQUIPMENT:


                                                                    DECEMBER 31,
                                                       -----------------------------------
                                                               1997                   1998
                                                       ------------          -------------
Computer hardware and other equipment...............   $  4,861,000          $   7,471,000
Furniture and fixtures..............................      1,573,000              1,692,000
Leasehold improvements..............................        870,000              1,557,000
                                                       ------------          -------------
                                                          7,304,000             10,720,000
Less -- Accumulated depreciation and
  amortization......................................     (4,194,000)            (5,453,000)
                                                       ------------          -------------
                                                       $  3,110,000          $   5,267,000
                                                       ============          =============

4.  REVOLVING LINE OF CREDIT:

         During the year ended December 31, 1998, the Company amended its revolving line of credit agreement with a bank which provides for borrowings of up to $15,000,000 and is available to finance working capital needs and possible future acquisitions. The agreement requires, among other covenants, that the Company maintain a minimum consolidated net worth, measured quarterly, which is equal to the Company's net worth as of December 31, 1997 plus 50% of the Company's net income earned after January 1, 1998, and 75% of the net proceeds of any stock offerings. This covenant has the effect of limiting the amount of cash dividends the Company may pay. As of December 31, 1998, approximately $43,806,000 was available for the payment of dividends under this covenant. The line of credit expires on November 30, 2001. The Company has never had any borrowings under this revolving line of credit.

5.  INCOME TAXES:

         The components of income (loss) before income taxes were as follows:


                                                                             YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------------
                                                                 1996                   1997                   1998
                                                         ------------            -----------            ------------
 Domestic..........................................      $ (1,211,000)           $ 5,990,000            $ 18,209,000
 Foreign...........................................           (57,000)             1,551,000                 440,000
                                                         ------------            -----------            ------------
                                                         $ (1,268,000)           $ 7,541,000            $ 18,649,000
                                                         ============            ===========            ============

The components of income taxes were as follows:


                                                                                    YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------------------
                                                                      1996                      1997                    1998
                                                               -----------              ------------             -----------
Current Provision:
  Federal...........................................           $   575,000              $  1,933,000             $ 6,893,000
  State.............................................                    --                        --                      --
  Foreign...........................................               373,000                   190,000                 329,000
                                                               -----------              ------------             -----------
                                                                   948,000                 2,123,000               7,222,000
Deferred Provision (Benefit):
  Federal...........................................              (149,000)                   71,000                (199,000)
  State.............................................               102,000                   389,000                 399,000
  Foreign...........................................              (257,000)                  348,000                 (40,000)
                                                               -----------              ------------             -----------
                                                                  (304,000)                  808,000                 160,000
                                                               -----------              ------------             -----------
                                                               $   644,000              $  2,931,000             $ 7,382,000
                                                               ===========              ============             ===========

         The reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate is as follows:


                                                                                  YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                             1996          1997         1998
                                                                           -------         ------       ------
Federal statutory tax rate................................................ (34.0)%          34.0%        34.0%
Impact of foreign subsidiaries subject to higher tax
  rates...................................................................   0.2             0.1           --
Impact of enacted change in German tax rates on deferred
  tax assets..............................................................   4.6              --           --
State income taxes, net of federal tax benefit............................  (5.0)            4.8          3.4
Nondeductible expenses....................................................   3.8             0.6          0.8
Write-off of in-process research and development..........................  81.1              --          2.5
Tax credits utilized......................................................    --            (0.6)        (1.2)
                                                                            -----           ----         ----
                                                                            50.7%           38.9%        39.5%
                                                                            ======         =====        =====

         The tax effect of temporary differences as established in accordance with SFAS No. 109 that give rise to deferred income taxes is as follows:

                                                                                                DECEMBER 31,
                                                                                      --------------------------------
                                                                                              1997                1998
                                                                                      ------------        ------------
Gross deferred tax asset:
  Depreciation and amortization..........................................             $    303,000        $    426,000
  Foreign net operating loss.............................................                1,021,000           1,309,000
  Accruals and revenues not currently
     deductible..........................................................                   87,000             234,000
  Other..................................................................                  418,000             334,000
                                                                                      ------------        ------------
                                                                                      $  1,829,000        $  2,303,000
                                                                                      ============        ============
Gross deferred tax liability:
  Capitalized software development costs.................................             $   (598,000)       $ (1,357,000)
  Other..................................................................               (2,093,000)         (2,291,000)
                                                                                      ------------        ------------
                                                                                      $ (2,691,000)       $ (3,648,000)
                                                                                      ============        ============

         The Company has recorded a deferred tax asset of $1,309,000 reflecting the benefit of approximately $3,000,000 in foreign loss carryforwards, which expire in varying amounts commencing in 2000. Realization is dependent on generating sufficient foreign taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

6.  EQUITY PLANS:

STOCK OPTION PLANS

         The Company has three stock option plans that provide for the granting of options, the awarding of stock and the purchase of stock. Options granted under the three stock option plans generally vest over a four-year period and are exercisable over a period not to exceed ten years both as determined by the Board of Directors. Incentive stock options are granted at fair value. Nonqualified options are granted at exercise prices determined by the Board of Directors.

         Information with respect to the options under the three stock option plans is as follows:


                                                                                                 EXERCISE PRICE        AGGREGATE
                                                                                    SHARES         PER SHARE           PROCEEDS
                                                                                    ------         ---------           --------
Outstanding December 31, 1995...........................................          1,169,500     $0.315 - $ 9.56     $   1,831,337
  Granted...............................................................            448,000     $8.155 - $15.75         5,711,726
  Exercised.............................................................           (368,500)    $0.315 - $ 5.00          (256,138)
  Canceled..............................................................           (117,500)    $1.35  - $15.75        (1,021,855)
                                                                                   --------     ---------------     -------------
Outstanding December 31, 1996...........................................          1,131,500     $0.315 - $15.75         6,265,070
  Granted...............................................................          2,910,000     $3.969 - $10.47        20,745,667
  Exercised.............................................................           (261,750)    $0.315 - $ 5.00          (189,644)
  Canceled..............................................................           (213,000)    $0.315 - $15.75        (1,969,909)
                                                                                   --------     ---------------     -------------
Outstanding December 31, 1997...........................................          3,566,750     $0.315 - $15.75     $  24,851,184
  Grants................................................................          1,114,000     $9.500 - $22.72        18,924,692
  Exercises.............................................................           (557,300)    $0.500 - $15.75        (3,125,920)
  Terminations..........................................................           (336,750)    $3.97  - $15.75        (2,357,250)
                                                                                   --------     ---------------     -------------
Outstanding December 31, 1998...........................................          3,786,700     $0.32  - $22.72        38,292,706
                                                                                  =========     ===============     =============

         At December 31, 1998, there were 1,026,800 options exercisable at $1.35-$15.75 per share. The aggregate exercise price of these options was $7,313,519 as of December 31, 1998.

         The Company adopted the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation," effective for the Company's December 31, 1996 financial statements. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost has been computed for the stock option plans based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company's stock. As the exercise price of the stock options equaled the fair value of the Company's stock at the date of option issuance, no compensation cost has been recorded in the accompanying statements of operations. Had compensation cost for the three option plans and the employee stock purchase plan been determined consistent with SFAS No. 123, the Company's net income
(loss) and net income (loss) per share would have been adjusted to the following pro forma amounts:


                                                                                          YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------------------------
                                                                           1996                      1997                     1998
                                                                   -------------             ------------            -------------
Net income (loss):
  As reported............................................          $  (1,912,000)            $  4,610,000            $  11,267,000
  Pro forma..............................................          $  (2,404,000)            $  2,335,000            $   5,468,000
Basic income (loss) per share:
  As reported............................................                  $(.09)                    $.21                     $.50
  Pro forma..............................................                  $(.11)                    $.10                     $.24
Diluted income (loss) per share:
  As reported............................................                  $(.09)                    $.20                     $.46
  Pro forma..............................................                  $(.11)                    $.10                     $.23

         Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted was $8.67, $4.93 and $10.97 for the years ended December 31, 1996, 1997 and 1998, respectively.

         Information with respect to the options outstanding under the three stock option plans at December 31, 1998 is as follows:


                                                                    WEIGHTED
                                                 WEIGHTED            AVERAGE
                                                 AVERAGE            REMAINING       NUMBER
     EXERCISE PRICE                              EXERCISE          CONTRACTUAL     OF VESTED
       PER SHARE              SHARES              PRICE               LIFE          SHARES
     --------------           ------              -----               ----         ---------
      $1.35-$3.96            531,750            $  3.00               7.57           298,750
      $5.00-$6.37            680,500            $  5.90               8.07           205,500
    $8.00-$11.875          1,605,750            $  9.88               8.68           425,550
    $13.25-$20.94            696,700            $ 15.53               9.19            97,000
    $21.00-$22.72            272,000            $ 22.07               9.73                --
                           ---------            -------               ----         ---------
                           3,786,700            $ 10.11               9.01         1,026,800
                           =========            =======               ====         =========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996, 1997 and 1998: risk-free interest rates ranging from 5.4% to 6.9% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 6.0 years for the options; and expected volatility of 70%.

EMPLOYEE STOCK PURCHASE PLAN

         In 1997, the Company established an employee stock purchase plan that provides full-time employees the opportunity to purchase shares at 85% of fair value on dates determined by the Board of Directors, up to a maximum 10% of their eligible compensation or $21,250, whichever is less. There were 300,000 shares available for purchase under this plan, of which 42,236 and 55,858 were purchased in 1997 and 1998, respectively.

ANNIVERSARY STOCK PLAN

         The Company grants 200 shares of the Company's common stock to all employees who commenced employment prior to December 31, 1998 in July following their fifth anniversary of employment. The cost of the anniversary stock plan is accrued over the employment period of the employees.

7.  SAVINGS AND DEFERRED COMPENSATION PLANS:

         The Company maintains Employee Savings Plans (the "Plans") that cover substantially all of its full-time U.S. and U.K. employees. All eligible employees may elect to contribute a portion of their wages to the Plans, subject to certain limitations. In addition, the Company contributes to the Plans at the rate of 50% of the employee's contributions up to a maximum of 3% of the employee's salary. The Company's contributions to the Plans were $222,000, $212,000 and $308,000 in the years ended December 31, 1996, 1997 and 1998, respectively.

         The Company also maintains a noncontributory pension plan that covers substantially all of its full-time Japanese employees. All contributions to this pension plan are made by the Company in accordance with prescribed statutory requirements. The Company's contributions to the Plan were $56,000, $76,000 and $74,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

         In 1998, the Company created a deferred compensation plan. Under the plan, eligible, highly compensated employees, as defined, can elect to defer a portion of their compensation and determine the nature of the investments which will be used to calculate earnings on the deferred amounts. The Company will record the deferrals as a liability and intends to place a corresponding amount into a trust fund.

8.  COMMITMENTS AND CONTINGENCIES:

         The Company leases office facilities and equipment under various operating leases with remaining noncancelable lease terms generally in excess of one year. Rent expense was $3,709,000, $4,867,000 and $5,537,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Future minimum rental payments at December 31, 1998, on these leases are as follows:


1999................................       $  7,088,000
2000................................          4,057,000
2001................................          2,218,000
2002................................          1,650,000
2003.....................................     1,170,000
Thereafter...............................       972,000
                                           ------------
                                           $ 17,155,000
                                           ============

         From time to time the Company is involved in certain legal actions arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

9. RELATED-PARTY TRANSACTIONS:

         The Company paid approximately $78,000 and $33,000 for the years ended December 31, 1996 and 1997, respectively, to an entity owned by the President and Chief Executive Officer of the Company for rental and usage of an aircraft.

10.  GEOGRAPHIC SEGMENT DATA:

         See Note 1 for a brief description of the Company's business. The Company is organized by geographic locations and has one reportable segment: the United States. All license fees are recorded in the United States; service fees are recorded in the location in which the sale originates and the service is performed. All transfers between geographic areas have been eliminated from consolidated net sales. Operating income consists of total net sales recorded in the location less operating expenses and does not include interest income, other expense or income taxes. This data is presented in accordance with SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information".


                                                           YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------
                                               1996               1997              1998
                                           -----------        -----------      ------------
Revenues:
United States......................        $38,521,000        $49,039,000       $85,650,000
All Other..........................         27,725,000         29,407,000        26,870,000
                                           -----------        -----------      ------------
                                           $66,246,000        $78,446,000      $112,520,000
                                           ===========        ===========      ============
Operating income (loss):
United States......................        $(1,940,000)         5,889,000       $17,757,000
All Other..........................           (104,000)         1,324,000           119,000
                                          -------------       -----------      ------------
                                           $(2,044,000)        $7,213,000       $17,876,000
                                           ============        ==========       ===========
Identifiable assets:
United States......................        $35,911,000        $38,293,000       $58,938,000
All Other..........................         13,304,000         14,726,000        14,620,000
                                           -----------        -----------      ------------
                                           $49,215,000        $53,019,000       $73,558,000
                                           ===========        ===========       ===========