Form 10-Q
period 1999-03-31
DENDRITE INTERNATIONAL INC
filed 1999-05-17
CIK 880321

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

    [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the quarter ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                  Shares Outstanding at May 14,1999
          Common Stock                         23,506,053

                          DENDRITE INTERNATIONAL, INC.
                                      INDEX

                                                                                           PAGE NO
                                                                                           -------
PART I        FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

     Consolidated Statements of Operations
       Three months ended March 31, 1998 and 1999                                               3

     Consolidated Balance Sheets
       December 31, 1998 and March 31, 1999                                                     4

     Consolidated Statements of Cash Flows
       Three months ended March 31, 1998 and 1999                                               5

     Notes to Consolidated Financial Statements                                                 6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                                     9

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                       14

PART II       OTHER INFORMATION

ITEM 5.       Exhibits and Reports on Form 8-K                                                 15

     Signatures                                                                                15

PART 1       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                     Three Months
                                                                     Ended March 31,
                                                     ------------------------------------------
                                                            1998                   1999
                                                     -------------------    -------------------
Revenues:
   License fees                                                 $ 2,971                 $3,369
   Services                                                      19,656                 29,033
                                                     -------------------    -------------------
                                                                 22,627                 32,402
                                                     -------------------    -------------------

Cost of revenues:
   Cost of license fees                                             361                    398
   Cost of services                                               9,894                 13,869
                                                     -------------------    -------------------
                                                                 10,255                 14,267
                                                     -------------------    -------------------

                                                     -------------------    -------------------
      Gross margin                                               12,372                 18,135
                                                     -------------------    -------------------

Operating expenses:
   Selling, general and administrative                            8,459                 11,221
   Research and development                                         899                  1,354
                                                     -------------------    -------------------
                                                                  9,358                 12,575
                                                     -------------------    -------------------

      Operating income                                            3,014                  5,560
Interest income                                                     196                    409
Other income (expense)                                              321                    115
                                                     -------------------    -------------------
      Income before income taxes                                  2,889                  5,854
Income taxes                                                      1,127                  2,166
                                                     -------------------    -------------------

                                                     ===================    ===================
Net income                                                      $ 1,762                $ 3,688
                                                     ===================    ===================

Net income per share:
   Basic                                                           $.08                   $.16
                                                     ===================    ===================
   Diluted                                                         $.07                   $.15
                                                     ===================    ===================

Shares used in computing net income per share:
   Basic                                                         22,324                 23,209
                                                     ===================    ===================
   Diluted                                                       23,900                 25,159
                                                     ===================    ===================

The accompanying notes are an integral part of these statements

                          DENDRITE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                 December 31,           March 31,
                                                                                    1998                  1999
                                                                                --------------        --------------
Assets
Current Assets:
    Cash and cash equivalents                                                         $31,298               $37,347
    Short-term investments                                                              9,614                10,727
    Accounts receivable, net                                                           17,082                19,985
    Prepaid expenses and other                                                          3,090                 2,070
    Prepaid taxes                                                                         921                 3,952
    Deferred tax asset                                                                    467                   467
                                                                                --------------        --------------
        Total current assets                                                           62,472                74,548

Property and equipment, net                                                             5,267                 5,896
Deferred taxes                                                                          1,077                 1,077
Goodwill, net                                                                           2,496                 2,374
Capitalized software development costs, net                                             3,503                 3,679
                                                                                --------------        --------------

                                                                                      $74,815               $87,574
                                                                                ==============        ==============

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                                  $ 2,002               $ 3,204
    Income taxes payable                                                                  122                   345
    Accrued compensation and benefits                                                   4,012                 3,476
    Other accrued expenses                                                              6,953                 7,669
    Deferred revenues                                                                   1,420                 3,323
                                                                                --------------        --------------
        Total current liabilities                                                      14,509                18,017
                                                                                --------------        --------------

Deferred rent                                                                             392                   484
Capital lease obligation                                                                  355                   328
Deferred taxes                                                                          2,889                 2,889

Stockholders' Equity
    Preferred Stock, no par value, 10,000,000 shares
        authorized, none issued                                                            --                    --
    Common Stock, no par value, 100,000,000 shares
        Authorized, 22,774,988 and 23,882,835 shares issued
        and 22,373,988 and 23,481,835 outstanding                                      40,050                45,893
    Retained earnings                                                                  20,535                24,223
    Deferred compensation                                                              (1,494)               (1,355)
    Accumulated other comprehensive income                                               (494)                 (978)
    Less treasury stock, at cost                                                       (1,927)               (1,927)
                                                                                --------------        --------------

       Total stockholder's equity                                                      56,670                65,856
                                                                                --------------        --------------
                                                                                ==============        ==============
                                                                                      $74,815               $87,574
                                                                                ==============        ==============

The accompanying notes are an integral part of these statements

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         Three Months Ended March 31,
                                                                                           1998               1999
                                                                                        ------------       ------------
Operating activities:
   Net income                                                                               $ 1,762            $ 3,688
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                           714                880
        Tax benefit from employee stock plan                                                     --              2,831
        Changes in assets and liabilities:
           (Increase)/decrease in accounts receivable                                         3,533             (3,198)
           (Increase)/decrease in prepaid expenses and other                                   (131)              (138)
           (Increase)/decrease in prepaid income taxes                                           --             (1,149)
           Increase/(decrease) in accounts payable and accrued expenses                        (992)               907
           Increase/(decrease) in deferred rent                                                 (45)               (64)
           Increase/(decrease) in income taxes payable                                          249                434
           Increase/(decrease) in deferred revenues                                             (31)             1,888
                                                                                        ------------       ------------

              Net cash provided by (used in) operating activities                             5,059              6,079
                                                                                        ------------       ------------

Investing activities:
    Purchases of short-term investments                                                      (1,488)           (10,014)
    Sales of short-term investments                                                             111              8,901
    Purchases of property and equipment                                                        (267)            (1,022)
    Additions to capitalized software development costs                                        (284)              (540)
                                                                                        ------------       ------------

              Net cash provided by (used in) investing activities                            (1,928)            (2,675)
                                                                                        ------------       ------------

Financing activities:
     Payments on capital lease obligations                                                       --               (137)
    Issuance of Common Stock                                                                    426              2,995
                                                                                        ------------       ------------

              Net cash provided by (used in) financing activities                               426              2,858
                                                                                        ------------       ------------

Effect of foreign exchange rate changes on cash                                                 (40)              (213)

Net increase/(decrease) in cash and cash equivalents                                          3,517              6,049
Cash and cash equivalents, beginning of period                                               15,917             31,298
                                                                                        ------------       ------------

Cash and cash equivalents, end of period                                                    $19,434           $ 37,347
                                                                                        ============       ============

The accompanying notes are an integral part of these statements

                          DENDRITE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

     The consolidated financial statements of Dendrite International, Inc. and its subsidiaries included in this Form 10-Q are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three month periods ended March 31, 1999. These consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 1998.

     Our interim operating results may not be indicative of operating results for the full year.

2. Net Income Per Share

     We have presented net income per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

     Basic income per share ("Basic EPS") was computed by dividing the net income for each period by the weighted average number of shares of common stock outstanding for each period. Diluted income per share ("Diluted EPS") was computed by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. For the three months ended March 31, 1998 and 1999, common stock equivalents used in computing Diluted EPS were 1,576,000 and 1,950,000, respectively.

3. Recently Adopted Accounting Pronouncements

     Effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     For the three months ended March 31, 1998 and 1999, we engaged in numerous transactions involving foreign currency, which resulted in unrealized gains and losses. Total after-tax comprehensive income for the quarters ended March 31, 1998 and 1999 was $766,000 and $3.204 million, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS
     This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Those statements in this Form 10-Q containing the words "believes", "anticipates", "plans", "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our company and the pharmaceutical and consumer packaged goods industries. All forward-looking statements involve risks and uncertainties, including those risks identified under "Factors That May Affect Future Operating Results", many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-Q, as more fully described under "Factors That May Affect Future Operating Results". In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve our objectives and plans. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

OVERVIEW
     We succeeded in 1991 to a business co-founded in 1986 by John Bailye, our current President and Chief Executive Officer. The business was established to provide sales force software products and support services that would enable companies to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the prescription-only pharmaceutical industry. Today, our solutions combine advanced software products with a wide range of specialized support services. These services include software implementation, technical and hardware support and sales force support. We develop, implement and service sales force software products in the United States, Canada, Western Europe, Japan, Australia, New Zealand and Brazil through our own sales, support and technical personnel located in 13 offices worldwide.

     We generate revenues from two sources: fees from support services and license fees. Service revenues, which account for a substantial majority of our revenues, consist of fees from a wide variety of contracted services which we make available to our customers, generally under multi-year contracts. We generate implementation fees from services provided to configure and implement sales force software products for our customers. We receive technical and hardware support fees for services related to, among other things, the operation of our customers' server computers, maintenance of our customers' databases, asset control and maintenance for our customers' remote hardware and ongoing technical support. Technical and hardware support fees also include fees for software maintenance services such as software defect resolution, performance enhancements and, in some cases, product upgrades. We charge fees for these maintenance services based on a percentage of applicable license fees, plus any customization fees. We receive sales force support fees for organizing and managing support of our customers' sales force, including training, telephone support and data analysis services. Ongoing support fees are generally negotiated at the commencement of a contract. However, it is our experience that our larger customers increase the amount of services they purchase from us over time. Fees for these additional services are typically based on the labor and materials used to provide the applicable service.

     We charge our customers license fees to use our proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, the territory covered and the number of modules, or features, in the particular software licensed by the customer.

     Historically, we have generally recognized license fees as revenue using the percentage of completion method over a period of time that begins with execution of the license agreement and ends with the completion of initial customization and installation, if any. However, we believe that with some of our newer sales force software products, such as, ForcePharma and SalesPlus, our customers will not require customization and therefore we may be able to recognize license fees from these products upon delivery.

     We recognize additional license fees when customers agree to license additional functions or enhancements, acquire an upgraded version of Dendrite's software and/or when the maximum permitted number of users or initial geographic coverage is exceeded.

     The United States, the United Kingdom, France and Japan are our main markets. We generated approximately 34% of our total revenues outside the United States during the quarter ended March 31, 1998; and approximately 28% during the quarter ended March 31, 1999. This decrease in the percentage of revenues generated outside the United States was principally due to very strong revenue growth in our pharmaceutical and consumer packaged goods businesses in the United States.

     We bill services provided by our foreign branches and subsidiaries in local currency. License fees for our products are generally billed in U.S. dollars regardless of where they originate. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1999

     REVENUES. Total revenues increased $9.775 million or 43% from $22.627 million in the three months ended March 31, 1998 to $32.402 million in the three months ended March 31, 1999.

     License fee revenues increased 13% from $2.971 million in the three months ended March 31, 1998 to $3.369 million in the three months ended March 31, 1999. License fee revenues as a percentage of total revenues were 13% in the three months ended March 31, 1998 as compared to 10% in the three months ended March 31, 1999. The increase in the absolute dollar amount of license fee revenues was primarily attributable to an increase of license revenues from our European pharmaceutical customers.

     Service revenues increased 48% from $19.656 million in the three months ended March 31, 1998 to $29.033 million in the three months ended March 31, 1999. Service revenues as a percentage of total revenues were 87% in the three months ended March 31, 1998 as compared to 90% in the three months ended March 31, 1999. The increase in the absolute dollar amount of service revenues was primarily the result of an increase in our installed base of Dendrite sales force software products at both new and existing customers, the commencement of new customer product rollouts, as well as the provision of additional services to our existing customers.

     COST OF REVENUES. Cost of revenues increased $4.012 million or 39% from $10.255 million in the three months ended March 31, 1998 to $14.267 million in the three months ended March 31, 1999.

     Cost of license fees increased 10% from $361,000 in the three months ended March 31, 1998 to $398,000 in the three months ended March 31, 1999. Cost of license fees in the three months ended March 31, 1999 represents the amortization of capitalized software development costs of $322,000 and third party vendor license fees of $76,000. Cost of license fees in the three months ended March 31, 1998 represents the amortization of capitalized software development costs of $332,000 and third party license fees of $29,000. The absolute dollar amount increase in third party vendor license fees in 1999 was attributable to the increase in third party software sales in 1999.

     Cost of services increased 40% from $9.894 million in the three months ended March 31, 1998 to $13.869 million in the three months ended March 31, 1999. Cost of services as a percentage of total revenue was 44% in the three months ended March 31, 1998 as compared to 43% in the three months ended March 31, 1999. The absolute dollar amount increase in cost of services was primarily due to an increase in staff required to support higher client activity. As a percentage of service revenues, however, cost of services decreased from 50% of service revenues in the three months ended March 31, 1998 to 48% in the three months ended March 31, 1999. This decrease was primarily the result of increased operational efficiencies in 1999.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased 33% from $8.459 million in the three months ended March 31, 1998 to $11.221 million in the three months ended March 31, 1999. This increase was primarily attributable to the increased staff required for sales and support operations and higher costs associated with expanded facilities in the United States. As a percentage of revenue, SG&A expenses decreased from 37% in the three months ended March 31, 1998 to 35% in the three months ended March 31, 1999. This decrease was attributable to the fixed nature of certain SG&A costs, such as rent, as revenues increase.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 51% from $899,000 in the three months ended March 31, 1998 to $1.354 million in the three months ended March 31, 1999. As a percentage of revenues, research and development expenses remained relatively constant at 4%. The increase in research and development expenses during the most recent period was primarily attributable to increased spending on development of our consumer packaged goods sales force software products and the continued development of our pharmaceutical sales force software product, known as Force Pharma(TM).

     PROVISION FOR INCOME TAXES. The effective rate decreased from 39% in the three months ended March 31, 1998 to 37% in the three months ended March 31, 1999. This decrease was due primarily to the implementation of tax minimization strategies throughout the world.

LIQUIDITY AND CAPITAL RESOURCES
     We have historically financed our operations primarily through cash generated by operations. Net cash provided by operating activities was $5.059 million for the three months ended March 31, 1998 compared to cash provided in operating activities of $6.079 million for the three months ended March 31, 1999. This increase was due primarily to a higher net income, as well as an identified tax benefit from the Company's employee stock option plans.

     Cash used in investing activities was $1.928 million in the three months ended March 31, 1998 compared to cash used in investing activities of $2.675 million in the three months ended March 31, 1999. This change was due primarily to net purchases of short-term investments, as well as increased purchases of property and equipment in the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 .

     We obtained $426,000 of cash from financing activities in the three months ended March 31, 1998 compared to $2.858 million in cash from financing activities in the three months ended March 31, 1999. The change in our cash provided from financing activities was due to an increase in the issuance of common stock primarily from the exercise of employee stock options, as well as the purchase of stock through our Employee Stock Purchase Plan, during the three months ended March 31, 1999.

     We maintain a $15.0 million revolving line of credit agreement with the Chase Manhattan Bank, N.A. The agreement is available to finance working capital needs and possible future acquisitions. The $15.0 million line of credit agreement requires us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to our net worth as of December 31, 1997 plus 50% of net income earned after March 31, 1998 plus 75 % of the net proceeds of any stock offering. This covenant effectively limits the amount of cash dividends we may pay. At March 31, 1999, there were no borrowings outstanding under the agreement.

     At March 31, 1999, our working capital was approximately $56.531 million. We had no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, through at least the next two years.

     On January 28, 1999, Dendrite filed a Registration Statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission to register a proposed offering of 2,750,000 shares of common stock by the Company and an additional 500,000 shares of common stock by certain selling stockholders named in the Registration Statement. Due to unfavorable market conditions, we have elected not to proceed with this offering at this time.

     We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments.

RECENT DEVELOPMENTS
     On May 12, 1999, we announced that we have agreed to acquire CorNet International Ltd., a leader of sales force effectiveness solutions for the U.S. pharmaceutical, consumer and business to business markets. The transaction, valued at approximately $40 million, will be structured as a pooling of interests. The acquisition is accretvie to Dendrite in 1999.

OUTLOOK
     Due to evidence of overall stronger sales and increased operating profit, we announced on April 26, 1999 that we are comfortable we will be at or above the high-end of the then current analyst's estimates for the second quarter of 1999. Higher revenue is the primary cause of this increased expectation. The Company's actual results may vary from this expectation. See "Factors That May Affect Future Operating Results".

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

     To date, we have spent approximately $191,000 to evaluate, test and remediate, if necessary, our Internal Programs and Systems for Year 2000 compliance problems and expect to spend up to an additional $50,000 through the end of second quarter of 1999. We will fund these costs with cash from our operations. To date, we have not spent any material amount on evaluating the Year 2000 compliance status of our sales force software products licensed to customers. Although we do not anticipate any future material expenditures, our customers may require us to incur additional expenses associated with remediating their software products. We expect that the expenses and capital expenditures associated with achieving Year 2000 compliance will not have a material adverse effect on our business, results of operations or financial condition.

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

     We believe that the sales force software products that we currently offer to customers are Year 2000 compliant. We define "Year 2000 compliant" to mean that the applicable Dendrite product is capable of recognizing and processing date data beyond the Year 2000 as belonging to the correct century, so long as all products (for example, hardware, firmware, and software including interfacing programs, operating systems, and database engines) used with the software are Year 2000 compliant and properly exchange date data with our products.

     Some of our older products will not, and some may not, accurately process dates beyond December 31, 1999. To the extent any of these products are still in use in 1999, we will continue to attempt to migrate our customers to products which are Year 2000 compliant. We cannot assure you that this will occur. A failure to migrate any such customer to a product which is Year 2000 compliant could adversely affect our business, operating results or financial condition. We may also experience increased expenses which we cannot recoup from current customers in addressing their migration to software that is Year 2000 compliant. We have strongly encouraged each customer to have its product tested by them for Year 2000 compliance.

     Because of our relatively advanced state of readiness, we have not yet formulated a reasonably likely worst case scenario. During the second quarter of 1999, as we assess the state of readiness for January 1, 2000, we expect to formulate such a scenario and to prepare a contingency plan, if warranted. For a discussion of the risks associated with the Year 2000, please see the heading under "Factors that May Affect Future Operating Results" entitled "We are exposed to risks associated with the Year 2000".

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OUR BUSINESS IS HEAVILY DEPENDENT ON THE PHARMACEUTICAL INDUSTRY
     Most of our sales force software products and support services are currently used in connection with the marketing and sale of prescription-only drugs. This market is undergoing a number of significant changes. These include:

     - consolidations and mergers which may reduce the number of our existing and potential customers;
     - reclassification of formerly prescription-only drugs to permit their over-the-counter sale;
     - competitive pressures on our pharmaceutical customers resulting from the continuing shift to delivery of healthcare through managed care organizations; and
     - changes in law, such as government mandated price reductions for perscription-only drugs, that affect the healthcare systems in the countries where our customers and potential customers are located.

     We cannot assure you that we can respond effectively to any or all of these and other changes in the marketplace. Our failure to do so could have a material adverse effect on our business, operating results or financial condition.

OUR QUARTERLY RESULTS OF OPERATIONS MAY FLUCTUATE SIGNIFICANTLY AND MAY NOT MEET MARKET EXPECTATIONS.
     Our results of operations may vary from quarter to quarter due to lengthy sales and implementation cycles for our products, our fixed expenses in relation to our fluctuating revenues and variations in our customers' budget cycles, each of which is discussed below. As a result, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future period our results of operations may be below the expectations of the public market analysts and investors. If this happens, the price of our common stock may decline.

     OUR LENGTHY SALES AND IMPLEMENTATION CYCLES MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY REVENUES. The selection of a sales force software product often entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer's license of the software. Given the importance of the decision, senior levels of management often are involved and, in some instances, the board of directors may be involved in this process. As a result, the decision-making process typically takes nine to twelve months, although in some cases it may take even longer. Accordingly, we cannot control or predict the timing of our execution of contracts with customers.

     In addition, an implementation process of three to six months is customary before the software is rolled out to a customer's sales force. However, if a customer were to delay or extend its implementation process, our quarterly revenue may decline below expected levels and could adversely affect our results of operations.

     OUR FIXED COSTS MAY LEAD TO FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS IF RESULTS OF REVENUE FALL BELOW EXPECTATIONS. We establish our expenditure levels for product development, sales and marketing and some of our other operating expenses based in large part on our expected future revenues and anticipated competitive conditions. In particular, we frequently add staff in advance of new business to permit adequate time for training. If the new business is subsequently delayed or canceled, we will have incurred expenses without the associated revenue. In addition, we may increase sales and marketing expenses if competitive pressures become greater than we currently anticipate. Since only a small portion of our expenses varies directly with our actual revenues, our operating results and profitability are likely to be adversely and disproportionately affected if our revenues fall below expectations.

     OUR BUSINESS IS AFFECTED BY VARIATIONS IN OUR CUSTOMERS' BUDGET CYCLES. We have historically realized a greater percentage of our license fees and service revenues in the second half of the year than in the first half because, among other things, our customers typically spend more of their annual budget authorization for sales force software products and support services in the second half of the year. However, the relationship between the amounts spent in the first and second halves of a year may vary from year to year and from customer to customer. In addition, changes in our customers' budget authorizations may reduce the amount of revenues we receive from the license of additional software or the provision of additional services. As a result, our operating results could be adversely affected.

OUR REVENUES WOULD DECLINE AND OUR BUSINESS WOULD BE ADVERSELY AFFECTED BY THE LOSS ON ONE OF OUR CUSTOMERS.
     We derive a significant portion of our revenues from a limited number of customers (considering all affiliates of each customer as part of that customer). Approximately 56% of our total revenues in 1998 came from Pfizer, Johnson & Johnson and Parke-Davis. Approximately 59% of our total revenues in 1997 came from Pfizer, Johnson & Johnson and Rhone-Poulenc Rorer. Approximately 58% of our total revenues in 1996 came from Pfizer, Eli Lilly and Rhone-Poulenc Rorer. We believe that the costs to our customers of switching to a competitor's software product, or of taking significant system management functions in-house, are substantial. Nevertheless, some of our customers have switched, and in the future other customers may switch, to software products and/or services offered by our competitors. If any of our major customers were to make such a change, our business, operating results or financial condition would be materially and adversely affected.

WE MAY BE UNABLE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS OR RESPOND TO TECHNOLOGICAL CHANGE.

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

  WE ARE EXPOSED TO RISKS ASSOCIATED WITH THE YEAR 2000-YEAR 2000 READINESS
                                 DISCLOSURE.

     DEMAND FOR OUR SOFTWARE PRODUCTS AND SERVICES MAY DECLINE BEFORE AND AFTER THE YEAR 2000. A substantial amount of demand for our software may come from customers in the process of replacing and upgrading software applications to accommodate the change in date to the Year 2000. This demand has contributed to our 1998 sales growth and we expect it to contribute to our 1999 sales growth. Once customers have completed these activities, we may experience a deceleration in revenue growth. In addition, the expense and time associated with remediation efforts by customers to address Year 2000 compliance problems for software products other than ours may cause our customers to delay the purchase of, or reduce the amount they spend on, our products and services, both before and after January 1, 2000. Such reductions could have a material adverse effect on our business, operating results or financial condition.

     OUR YEAR 2000 REMEDIATION EFFORTS MAY NOT BE SUCCESSFUL. As part of our Year 2000 compliance plan, we have assessed the readiness of our internal computer software programs and operating systems. We believe our programs and systems will be substantially Year 2000 compliant by the end of the second quarter of 1999. However, if additional defects, including defects in hardware, are identified or if necessary modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 problem could have a material adverse effect on our business, operating results or financial condition.

     WE MAY INCUR MATERIAL EXPENSES IN CONNECTION WITH ANY CLAIM RELATING TO YEAR 2000 COMPLIANCE OF OUR OWN PRODUCTS OR PRODUCTS OF THIRD PARTIES. We believe most of the sales force software products that we currently offer to our customers, prior to any customization, are Year 2000 compliant. We cannot assure you, however, that our current products do not contain undetected errors or defects associated with the Year 2000 date functionality that may result in material costs to us.

     Some of our older products will not, and some may not accurately process dates after December 31, 1999. To the extent any of these products are still in use in 1999, we will continue to attempt to migrate our customers to products that are Year 2000 compliant. We cannot assure you that this will occur. A failure to migrate any customer to a product that is Year 2000 compliant could adversely affect our business, operating results or financial condition. We may also experience increased expenses which we cannot recoup from current customers in addressing their migration to software that is Year 2000 compliant. We may also incur additional expenses associated with remediating software products of our current customers.

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

INCREASED COMPETITION MAY RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES.
     We believe there are approximately ten other companies that sell sales force software products and specifically target the pharmaceutical industry, including;

- four competitors that are actively selling sales force software products in more than one country; and
-    three competitors that also offer sales force support services.

     We believe that most of our competitors offer sales force software products and/or services that do not address the variety of customer needs that our solutions address. However, these competing solutions may cost less than our solutions. We also face competition from many vendors that market and sell sales force software products in the consumer packaged goods market. In addition, we also compete with various companies that provide support services similar to our services. We believe our ability to compete depends on many factors, some of which are beyond our control, including:

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

SOME OF OUR CUSTOMERS RELY ON OUR COMPETITORS FOR MARKET DATA.
     Current market data on the sales of prescription-only pharmaceutical products is an important element for the operation of our sales force software products in the prescription-only pharmaceutical industry. Our customers use this data to guide and organize their sales forces and marketing efforts. Some of the leading purveyors of this market information compete with us either directly or through affiliates or may compete with us in the future. If these purveyors of market information require pharmaceutical companies to use their sales force products and/or services, our business, operating results and financial condition may be materially and adversely affected.

OUR INTERNATIONAL OPERATIONS HAVE RISKS THAT OUR DOMESTIC OPERATIONS DO NOT.
     The sale of our products and services in foreign countries accounts for, and is expected in the future to account for, a material part of our revenues. These sales are subject to risks inherent in international business activities, including:

- any adverse change in the political or economic environments in these countries;
-    economic instability;
-    any adverse change in tax, tariff, trade or other regulations;
- the absence or significant lack of legal protection for intellectual property rights;
- exposure to exchange rate risk for service revenues which are denominated in currencies other than U.S. Dollars; and
-    difficulties in managing an organization spread over various jurisdictions.

OUR SUCCESS DEPENDS ON RETAINING OUR KEY SENIOR MANAGEMENT TEAM AND ATTRACTING AND RETAINING QUALIFIED PERSONNEL.
     Our future success depends, to a significant extent, upon the contributions of our executive officers and key sales, technical and customer service personnel. We maintain a $3 million key man insurance policy on John E. Bailye, our President and Chief Executive Officer, the proceeds of which are payable to Dendrite. Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense. We have at times experienced difficulties in recruiting qualified personnel and we may experience such difficulties in the future. Any such difficulties could adversely affect our business, operating results or financial condition.

OUR INABILITY TO MANAGE OUR GROWTH COULD ADVERSELY AFFECT OUR BUSINESS.
     To manage our growth effectively, we must continue to strengthen our operational, financial and management information systems and expand, train and manage our work force. However, we may not be able to do so effectively or on a timely basis. Failure to do so could have a material adverse effect upon our business, operating results or financial condition.

OUR BUSINESS DEPENDS ON PROPRIETARY TECHNOLOGY THAT WE MAY NOT BE ABLE TO PROTECT COMPLETELY.
     We rely on a combination of trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary technology. We cannot assure you that the steps we take will prevent misappropriation of this technology. Further, protective actions we have taken or will take in the future may not prevent competitors from developing products with features similar to our products. In addition effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We have, on occasion, in response to a request by our customer, entered into agreements which require us to place our source code in escrow to secure our service and maintenance obligations.

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

WE HAVE LIMITED EXPERIENCE IN MARKETING TO THE CONSUMER PACKAGED GOODS MARKET.
     We market and sell sales force software products and support services companies in the consumer packaged goods market. The selling environment in this market has unique characteristics that differentiate it from the pharmaceutical market. In addition, we believe that the consumer packaged goods market is composed of sub-markets, each of which may have unique characteristics. Accordingly, we cannot assure you that we will be able to replicate in this market the success we have achieved in the ethical pharmaceutical market.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

FOREIGN CURRENCY RISK
    Because we have operations in a number of countries, we face exposure to adverse movements in foreign currency exchange rates. As currency rates change, translation of the income statements of our international entities from local currencies to U.S. dollars affects year-over-year comparability of operating results. We do not hedge translation risks because we generally reinvest the cash flows from the international operations.

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

INTEREST RATE RISK
    Our exposure to market risk related to changes in interest rates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of investments.

    As of December 31, 1998, our investments consisted primarily of commercial paper maturing in the first four months of 1999. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 1998 would have decreased by less than $150,000. This estimate assumes that the decrease occurred on the first day of 1998 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income, of future changes in investment yields will depend largely on the gross amount of our investments. See Item 2- "Managements's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

PART II  OTHER INFORMATION

Item 5.       Exhibits and Reports on Form 8-K

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


Date: May 17, 1999


                           By:/s/ John E. Bailye
                           John E. Bailye, President and
                           Chief Executive Officer


                           By:  /s/ George T. Robson
                           George T. Robson, Executive Vice President
                           and Chief Financial Officer





                                  EXHIBIT INDEX

Exhibit No.                Exhibit
-----------                -------
27                         Financial Data Schedule