Form 10-Q
period 1999-06-30
DENDRITE INTERNATIONAL INC
filed 1999-08-16
CIK 880321

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                       Class               Shares Outstanding at August 9,1999
                       -----               -----------------------------------
                    Common Stock                     25,833,832

                          DENDRITE INTERNATIONAL, INC.
                                      INDEX

                                                                                          PAGE NO
                                                                                          -------
PART I        FINANCIAL INFORMATION                                                          3

ITEM 1.       Financial Statements (Unaudited)                                               3

     Consolidated Statements of Operations
       Three months and six months ended June 30, 1999 and 1998                              3

     Consolidated Balance Sheets
       June 30, 1999 and December 31, 1998                                                   4

     Consolidated Statements of Cash Flows
       Six months ended June 30, 1999 and 1998                                               5

     Notes to Consolidated Financial Statements                                              6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                      7

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                    15

PART II       OTHER INFORMATION                                                             16

ITEM 2.       Changes in Securities and Use of Proceeds                                     16

ITEM 4.       Submission of Matters to a Vote of Security Holders                           16

ITEM 5.       Other Information                                                             17

ITEM 6.       Exhibits and Reports on Form 8-K                                              17

Signatures                                                                                  18

PART I       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                          Three Months                     Six Months
                                                          Ended June 30,                 Ended June 30,
                                                     -----------------------        ------------------------
                                                       1999           1998            1999            1998
                                                     --------       --------        --------        --------
Revenues:
   License fees                                      $  6,747       $  4,735        $ 10,801        $  8,008
   Services                                            35,104         27,930          68,684          51,494
                                                     --------       --------        --------        --------
                                                       41,851         32,665          79,485          59,502
                                                     --------       --------        --------        --------
Cost of revenues:
   Cost of license fees                                   592          1,024             990           1,385
   Cost of services                                    17,722         14,751          34,225          27,021
                                                     --------       --------        --------        --------
                                                       18,314         15,775          35,215          28,406
                                                     --------       --------        --------        --------

      Gross margin                                     23,537         16,890          44,270          31,096
                                                     --------       --------        --------        --------

Operating expenses:
   Selling, general and administrative                 14,397         10,826          27,024          20,200
   Research and development                             1,835          1,094           3,473           2,205
   Mergers and acquisitions                             3,466           --             3,466            --
                                                     --------       --------        --------        --------
                                                       19,698         11,920          33,963          22,405
                                                     --------       --------        --------        --------

      Operating income                                  3,839          4,970          10,307           8,691
Interest income                                           440            215             858             411
Other income (expense)                                     43            (30)            (82)           (374)
                                                     --------       --------        --------        --------
      Income before income taxes                        4,322          5,155          11,083           8,728
Income taxes                                            2,296          1,949           4,858           3,357
                                                     --------       --------        --------        --------

Net income                                           $  2,026       $  3,206        $  6,225        $  5,371
                                                     ========       ========        ========        ========

Net income per share:
   Basic                                             $    .08       $    .13        $    .25        $    .23
                                                     ========       ========        ========        ========
   Diluted                                           $    .08       $    .12        $    .23        $    .21
                                                     ========       ========        ========        ========

Shares used in computing net income per share:
   Basic                                               25,030         23,890          24,857          23,843
                                                     ========       ========        ========        ========
   Diluted                                             26,736         25,962          26,598          25,750
                                                     ========       ========        ========        ========


The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                   June 30,       December 31,
                                                                    1999             1998
                                                                  ---------       ------------
Assets
Current Assets:
    Cash and cash equivalents                                     $  33,307        $  32,555
    Short-term investments                                            8,334            9,614
    Accounts receivable, net                                         29,394           20,378
    Prepaid expenses and other                                        3,995            3,391
    Prepaid taxes                                                     2,137              921
    Deferred tax asset                                                  675              675
                                                                  ---------        ---------
        Total current assets                                         77,842           67,534

Property and equipment, net                                           8,693            7,221
Deferred taxes                                                        1,077            1,077
Goodwill, net                                                        10,303            2,496
Capitalized software development costs, net                           6,045            3,503
                                                                  ---------        ---------

                                                                  $ 103,960        $  81,831
                                                                  =========        =========

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                              $   2,806        $   2,249
    Income taxes payable                                                982            1,036
    Accrued compensation and benefits                                 5,417            4,321
    Other accrued expenses                                            8,953            7,493
    Deferred revenues                                                 2,495            1,827
                                                                  ---------        ---------
        Total current liabilities                                    20,653           16,926
                                                                  ---------        ---------

Deferred rent                                                           264              392
Capital lease obligation                                                522              544
Deferred taxes                                                        3,737            2,920

Stockholders' Equity
    Preferred Stock, no par value, 10,000,000 shares
        authorized, none issued                                        --               --
    Common Stock, no par value, 100,000,000 shares
        authorized, 25,634,755 and 24,830,450 shares issued
        as of June 30, 1999 and December 31, 1998,
        respectively and 25,233,755 and 24,429,450
        outstanding as of June 30, 1999 and December 31,
        1998, respectively                                           53,467           41,442
    Retained earnings                                                30,223           23,998
    Deferred compensation                                            (1,537)          (1,970)
    Accumulated other comprehensive income                           (1,442)            (494)
    Less treasury stock, at cost                                     (1,927)          (1,927)
                                                                  ---------        ---------

       Total stockholders' equity                                    78,784           61,049
                                                                  ---------        ---------

                                                                  $ 103,960        $  81,831
                                                                  =========        =========


The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                              Six Months Ended June 30
                                                                              ------------------------
                                                                                1999            1998
                                                                              --------        --------
Operating activities:
   Net income                                                                 $  6,225        $  5,370
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                            2,354           1,763
        Compensation expense                                                       407              55
        Tax benefit from employee stock plan                                     3,913            --
        Changes in assets and liabilities:
           (Increase)/decrease in accounts receivable                           (7,863)         (7,417)
           (Increase)/decrease in prepaid expenses and other                      (520)           (196)
           (Increase)/decrease in prepaid income taxes                          (1,216)           --
           Increase/(decrease) in accounts payable and accrued expenses          2,337             697
           Increase/(decrease) in deferred rent                                   (128)            (95)
           Increase/(decrease) in income taxes payable                              61             596
           Increase/(decrease) in deferred revenues                                661             535
                                                                              --------        --------

              Net cash provided by operating activities                          6,231           1,308
                                                                              --------        --------

Investing activities:
    Purchases of short-term investments                                        (14,695)         (2,558)
    Sales of short-term investments                                             15,975           1,790
    Purchase of MMI, net of cash acquired                                       (6,640)           --
    Purchases of property and equipment                                         (2,855)           (807)
    Additions to capitalized software development costs                         (1,270)           (698)
                                                                              --------        --------

              Net cash used in investing activities                             (9,485)         (2,273)
                                                                              --------        --------
Financing activities:
     Payments on capital lease obligations                                        (288)           (111)
    Issuance of Common Stock                                                     4,703             959
                                                                              --------        --------

              Net cash provided by financing activities                          4,415             848
                                                                              --------        --------

Effect of foreign exchange rate changes on cash                                   (409)           (132)

Net increase/(decrease) in cash and cash equivalents                               752            (249)
Cash and cash equivalents, beginning of period                                  32,555          15,937
                                                                              --------        --------

Cash and cash equivalents, end of period                                      $ 33,307        $ 15,688
                                                                              ========        ========




The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

  The consolidated financial statements of Dendrite International, Inc. and its subsidiaries included in this Form 10-Q are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and six month periods ended June 30, 1999. These consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 1998 and the Audited Financial Statements included herein as Item 5.

  Our interim operating results may not be indicative of operating results for the full year.

2. Net Income Per Share

  We have presented net income per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

  Basic income per share ("Basic EPS") was computed by dividing the net income for each period by the weighted average number of shares of common stock outstanding for each period. Diluted income per share ("Diluted EPS") was computed by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. For the three months ended June 30, 1999 and 1998, common stock equivalents used in computing Diluted EPS were 1,706,000 and 2,072,000, respectively. For the six months ended June 30, 1999 and 1998, common stock equivalents used in computing Diluted EPS were 1,741,000 and 1,907,000, respectively.


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

  For the three and six months ended June 30, 1999 and 1998, we engaged in numerous transactions involving foreign currency, which resulted in unrealized gains and losses. Total after-tax comprehensive income for the three months ended June 30, 1999 and 1998 was $1,562,000 and $3,122,000, respectively. Total after-tax comprehensive income for the six months ended June 30, 1999 and 1998 was $5,277,000 and $5,132,000, respectively.

4. Merger with CorNet International, Ltd.

  On May 26, 1999, the Company acquired CorNet International, Ltd., ("CorNet") in a transaction accounted for as pooling of interest. The Company exchanged 1,480,538 of its shares for all outstanding shares of CorNet's common stock. All prior historical consolidated financial statements contained herein have been restated to include the financial positions, results of operations and cash flows of CorNet.

5. Marketing Management International, Inc. Acquisition

    On June 30, 1999, the Company purchased substantially all of the assets and assumed certain liabilities of Marketing Management International, Inc. and certain affiliated companies ("MMI") for $7,300,000 in cash, which includes estimated transaction costs, and $3,400,000 in stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The excess purchase price over the fair value of the net assets acquired will be allocated between capitalized software development costs and goodwill based upon an independent appraisal.

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

OVERVIEW

  We succeeded in 1991 to a business founded in 1986 by John Bailye, our current President and Chief Executive Officer. The business was established to provide sales force software products and support services that would enable companies to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the prescription-only pharmaceutical industry. Today, our solutions combine advanced software products with a wide range of specialized support services. These services include software implementation, technical and hardware support and sales force support. We develop, implement and service sales force software products worldwide through our own sales, support and technical personnel located in 15 offices.

  We generate revenues from two sources: support services and license fees. Service revenues, which account for a substantial majority of our revenues, consist of fees from a wide variety of contracted services which we make available to our customers, generally under multi-year contracts. We generate implementation fees from services provided to configure and implement sales force software products for our customers. We receive technical and hardware support fees for services related to, among other things, the operation of our customers' server computers, maintenance of our customers' databases, asset control and maintenance for our customers' remote hardware and ongoing technical support. Services revenue also include fees for software maintenance services such as software defect resolution, performance enhancements and, in some cases, product upgrades. We charge fees for these maintenance services based on a percentage of applicable license fees, plus any customization fees. We receive sales force support fees for organizing and managing support of our customers' sales force, including training, telephone support and data analysis services. Ongoing support fees are generally negotiated at the commencement of a contract. However, it is our experience that our larger customers increase the amount of services they purchase from us over time. Fees for these additional services are typically based on the labor and materials used to provide the applicable service.

  We charge our customers license fees to use our proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, the territory covered and the particular software product licensed by the customer.

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

  We recognize additional license fees when some customers agree to license additional products, functions or enhancements, acquire an upgraded version of Dendrite's software and/or when the maximum permitted number of users or initial geographic coverage is exceeded.

  The United States, the United Kingdom, France and Japan are our main markets. We generated approximately 27% and 23% of our total revenues outside the United States during the three months ended June 30, 1999 and 1998, respectively, and approximately 25% during both the six months ended June 30, 1999 and 1998, respectively.

  We bill services provided by our foreign branches and subsidiaries in local currency. License fees for our products are generally billed in U.S. dollars regardless of where they originate. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

  REVENUES. Total revenues increased $9.186 million or 28% from $32.665 million in the three months ended June 30, 1998 to $41.851 million in the three months ended June 30, 1999.

  License fee revenues increased 42% from $4.735 million in the three months ended June 30, 1998 to $6.747 million in the three months ended June 30, 1999. License fee revenues as a percentage of total revenues were 15% in the three months ended June 30, 1998 as compared to 16% in the three months ended June 30, 1999. Sales to new pharmaceutical customers and sales force expansions by existing pharmaceutical customers drove the increase in license fee revenues across all regions as well as new customer sales in the European consumer business.

  Service revenues increased 26% from $27.930 million in the three months ended June 30, 1998 to $35.104 million in the three months ended June 30, 1999. Service revenues as a percentage of total revenues were 85% in the three months ended June 30, 1998 as compared to 84% in the three months ended June 30, 1999. The increase in the absolute dollar amount of service revenues was primarily the result of an increase in the number of installed users of Dendrite sales force software products at both new and existing customers, as well as the provision of additional services for our existing customers.

  COST OF REVENUES. Cost of revenues increased $2.539 million or 16% from $15.775 million in the three months ended June 30, 1998 to $18.314 million in the three months ended June 30, 1999.

  Cost of license fees decreased 42% from $1.024 million in the three months ended June 30, 1998 to $592,000 in the three months ended June 30, 1999. Cost of license fees in the three months ended June 30, 1999 represents the amortization of capitalized software development costs of $363,000 and third party vendor license fees of $229,000. Cost of license fees in the three months ended June 30, 1998 represents the amortization of capitalized software development costs of $332,000 and third party license fees of $692,000.

Cost of services increased 20% from $14.751 million in the three months ended June 30, 1998 to $17.722 million in the three months ended June 30, 1999. The absolute dollar amount increase in cost of services was primarily due to an increase in staff required to support higher client activity. As a percentage of service revenues, however, cost of services decreased from 53% of service revenues in the three months ended June 30, 1998 to 50% in the three months ended June 30, 1999. This decrease was primarily the result of increased operational efficiencies in the three months ended June 30, 1999.

  SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased 33% from $10.826 million in the three months ended June 30, 1998 to $14.397 million in the three months ended June 30, 1999. As a percentage of revenue, SG&A expenses increased from 33% in the three months ended June 30, 1998 to 34% in the three months ended June 30, 1999. The increase in the absolute dollar amount of SG&A expenses was primarily attributable to an increase in sales and marketing expenses, as well as increases related to additional lease space in Morristown, New Jersey, and the inclusion of SG&A expense from acquisitions completed in 1998.

  RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 68% from $1.094 million in the three months ended June 30, 1998 to $1.835 million in the three months ended June 30, 1999. As a percentage of revenues, research and development expenses increased from 3% in the three months ended

June 30, 1998 to 4% in the three months ended June 30, 1999. The increase in research and development expenses during the most recent period was primarily attributable to increased spending on continued development of our laptop pharmaceutical sales force software products and a new version of our palmtop pharmaceutical sales force software product.

  PROVISION FOR INCOME TAXES. The effective rate increased from 38% in the three months ended June 30, 1998 to 53% in the three months ended June 30, 1999. This increase was due to the non-deductible nature of certain expenses incurred in connection with the acquisition of CorNet.

Six Months Ended June 30, 1999 and 1998

  REVENUES. Total revenues increased $19.983 million or 34% from $59.502 million in the six months ended June 30, 1998 to $79.485 million in the six months ended June 30, 1999.

  License fee revenues increased 35% from $8.008 million in the six months ended June 30, 1998 to $10.801 million in the six months ended June 30, 1999. License fee revenues as a percentage of total revenues were 13% in the six months ended June 30, 1998 as compared to 14% in the six months ended June 30, 1999. Pharmaceutical customers drove the increase in license fee revenues across all geographies, as well as increases in the European consumer division.

  Service revenues increased 33% from $51.494 million in the six months ended June 30, 1998 to $68.684 million in the six months ended June 30, 1999. Service revenues as a percentage of total revenues were 87% in the six months ended June 30, 1998 as compared to 86% in the six months ended June 30, 1999. The increase in the absolute dollar amount of service revenues was primarily the result of an increase in our installed base of Dendrite sales force software products at both new and existing customers, as well as the provision of additional services to our existing customers.

  COST OF REVENUES. Cost of revenues increased $6.809 million or 24% from $28.406 million in the six months ended June 30, 1998 to $35.215 million in the six months ended June 30, 1999.

  Cost of license fees decreased 29% from $1.385 million in the six months ended June 30, 1998 to $990,000 in the six months ended June 30, 1999. Cost of license fees in the six months ended June 30, 1999 represents the amortization of capitalized software development costs of $728,000 and third party vendor license fees of $262,000. Cost of license fees in the six months ended June 30, 1998 represents the amortization of capitalized software development costs of $664,000 and third party license fees of $721,000.

Cost of services increased 27% from $27.021 million in the six months ended June 30, 1998 to $34.225 million in the six months ended June 30, 1999. The absolute dollar amount increase in cost of services was primarily due to an increase in staff required to support higher client activity. As a percentage of service revenues, however, cost of services decreased from 52% of service revenues in the six months ended June 30, 1998 to 50% in the six months ended June 30, 1999. This decrease was primarily the result of increased operational efficiencies in 1999.

  SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased 34% from $20.200 million in the six months ended June 30, 1998 to $27.024 million in the six months ended June 30, 1999. This increase was primarily attributable to an increased investment in sales and marketing staff, as well as increases related to additional lease space in Morristown, New Jersey, and the inclusion of SG&A expense from the ABC business. As a percentage of revenue, SG&A expenses remained relatively constant at 34%.

  RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 57% from $2.206 million in the six months ended June 30, 1998 to $3.473 million in the six months ended June 30, 1999. As a percentage of revenues, research and development expenses remained relatively constant at 4%. The increase in research and development expenses during the most recent period was primarily attributable to increased spending on continued development of our laptop pharmaceutical sales force software products and a new version of our palmtop pharmaceutical sales force software product.

  PROVISION FOR INCOME TAXES. The effective rate increased from 38% in the six months ended June 30, 1998 to 44% in the six months ended June 30, 1999. This increase was due primarily to the non-deductible nature of expenses incurred in connection with the acquisition of CorNet.

LIQUIDITY AND CAPITAL RESOURCES

  We have historically financed our operations primarily through cash generated by operations. Net cash provided by operating activities was $1.308 million for the six months ended June 30, 1998 compared to cash provided by operating activities of $6.231 million for the six months ended June 30, 1999. This increase in cash provided by operating activities was due primarily to a higher net income, higher non-cash expenses, such as depreciation, non-cash compensation and accrued expenses, as well as increases in accounts payable and lower tax payments due to improved tax planning. These favorable items were partially offset by an increase in accounts receivable from $20.378 million at December 30, 1998, to $29.394 million at June 30, 1999.

  Cash used in investing activities was $2.273 million, at June 30, 1999, in the six months ended June 30, 1998 compared to cash used in investing activities of $9.485 million in the six months ended June 30, 1999. This change was due primarily to the purchase of MMI as well as increased purchases of fixed assets and additions to capitalized software development costs.

  We obtained $848,000 of cash from financing activities in the six months ended June 30, 1998 compared to $4.415 million of cash from financing activities in the six months ended June 30, 1999. The change in our cash provided from financing activities was due to an increase in the issuance of common stock primarily from the exercise of employee stock options, as well as the purchase of stock through our employee stock purchase plan, during the six months ended June 30, 1999.

  We maintain a $15.0 million revolving line of credit agreement with the Chase Manhattan Bank, N.A. The agreement is available to finance working capital needs and possible future acquisitions. The $15.0 million line of credit agreement requires us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to our net worth as of December 31, 1997 plus 50% of net income earned after March 31, 1998 plus 75 % of the net proceeds of any stock offering. This covenant effectively limits the amount of cash dividends we may pay. At June 30, 1999, there were no borrowings outstanding under the agreement and we satisfied all of our covenant obligations.

  At June 30, 1999, our working capital was approximately $57.189 million. We had no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, through at least the next two years.

  On January 28, 1999, Dendrite filed a Registration Statement on Form S-3 (the "Registration Statement") with the Securities and Exchange Commission to register a proposed offering of 2,750,000 shares of common stock by the Company and an additional 500,000 shares of common stock by certain selling stockholders named in the Registration Statement. Due to unfavorable market conditions and the acquisition of CorNet, we elected not to proceed with this offering and have expensed in the second quarter all the transaction expenses incurred in connection with such Registration Statement.

  We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments.


RECENT DEVELOPMENTS

  On May 26, 1999, we exchanged 1,480,538 shares of Dendrite stock for all of the outstanding capital stock of CorNet International, Ltd., a provider of sales force effectiveness solutions for the U.S. pharmaceutical, consumer and business to business markets. The transaction, valued at approximately $40 million, was accounted for as a pooling of interests.

  On June 30, 1999, we acquired substantially all the assets of Marketing Management International, Inc. and certain affiliated companies, providers of palmtop software and paper based sales force effectiveness solutions and consulting services to subsidiaries of multinational pharmaceutical companies operating in emerging markets, such as Latin America, Eastern Europe and Southeast Asia. The transaction, valued at approximately $10.5 million, was accounted for as a purchase.

YEAR 2000 READINESS DISCLOSURE

  The efficient operation of our business is dependent in part on our internal computer software and operating systems (collectively, our "Internal Programs and Systems"). Since 1997, as part of our Year 2000 compliance plan, we have been evaluating our Internal Programs and Systems to identify potential Year 2000 compliance problems. We have tested our Internal Programs and Systems to verify Year 2000 compliance. As a result of the testing, we have determined that some of our Internal Programs and Systems are not Year 2000 compliant. Accordingly, we have modified or replaced these Internal Programs and Systems to make them Year 2000 compliant. Although we believe our internal Year 2000 compliance program has been completed, we are actively monitoring our Internal Programs and Systems to determine whether any further modification or replacement of these systems is necessary. We cannot assure that our efforts in this regard have been or will be successful. We are also communicating with our suppliers and others to coordinate Year 2000 conversion and are requesting assurances from all software vendors from which we may purchase or license software that such software will correctly process all date information at all times.

  To date, we have spent approximately $312,970 to evaluate, test and remediate, if necessary, our Internal Programs and Systems for Year 2000 compliance problems. These costs have been funded with cash from our operations. To date, we have not spent any material amount on evaluating the Year 2000 compliance status of our sales force software products licensed to customers. Although we do not anticipate any future material expenditures, our customers may require us to incur additional expenses associated with remediating their software products. We expect that the expenses and capital expenditures associated with achieving Year 2000 compliance will not have a material adverse effect on our business, results of operations or financial condition.

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

  As we continue to assess our state of readiness for January 1, 2000, we are working to formulate a reasonably likely worst case scenario, and to prepare contingency plans, as warranted. In this regard, we expect to spend up to an additional $300,000 through the end of the year in order to purchase generators to provide electrical power in the event of any interruption in the power supply to our facilities throughout the world. For a discussion of the risks associated with the Year 2000, please see the heading under "Factors that May Affect Future Operating Results" entitled "We are exposed to risks associated with the Year 2000."


FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OUR BUSINESS IS HEAVILY DEPENDENT ON THE PHARMACEUTICAL INDUSTRY.

     Most of our sales force software products and support services are currently used in connection with the marketing and sale of prescription-only drugs. This market is undergoing a number of significant changes. These include:

     - consolidations and mergers which may reduce the number of existing and potential customers;

     - reclassification of formerly prescription-only drugs to permit their over-the-counter sale;

     - competitive pressures on our pharmaceutical customers resulting from the continuing shift to the delivery of healthcare through managed care organizations; and

     - changes in law, such as government mandated price reductions for prescription-only drugs, that affect the healthcare systems in the countries where our customers and potential customers are located.

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

- Our lengthy sales and implementation cycles make it difficult to predict our quarterly revenues. The selection of a sales force software product often entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer's license of the software. Given the importance of the decision, senior levels of management often are involved and, in some instances, the board of directors may be involved in this process. As a result, the decision-making process for some of our larger customers can take from six to twelve months, although in some cases it may take even longer. Accordingly, we cannot control or predict the timing of our execution of contracts with customers. In addition, for customers with large sales forces, an implementation process of three to six months is customary before the software is rolled out to a customer's sales force. However, if a customer were to delay or extend its implementation process, our quarterly revenue may decline below expected levels and could adversely affect our results of operations.

- Our fixed costs may lead to fluctuations in our quarterly operating results if results of revenue fall below expectations. We establish our expenditure levels for product development, sales and marketing and some of our other operating expenses based in large part on our expected future revenues and anticipated competitive conditions. In particular, we frequently add staff in advance of new business to permit adequate time for training. If the new business is subsequently delayed or canceled, we will have incurred expenses without the associated revenue. In addition, we may increase sales and marketing expenses if competitive pressures become greater than we currently anticipate. Since only a small portion of our expenses varies directly with our actual revenues, our operating results and profitability are likely to be adversely and disproportionately affected if our revenues fall below expectations.

- Our business is affected by variations in our customers' budget cycles. We have historically realized a greater percentage of our license fees and service revenues in the second half of the year than in the first half because, among other things, our customers typically spend more of their annual budget authorization for sales force software products and support services in the second half of the year. However, the relationship between the amounts spent in the first and second halves of a year may vary from year to year and from customer to customer. In addition, changes in our customers' budget authorizations may reduce the amount of revenues we receive from the license of additional software or the provision of additional services. As a result, our operating results could be adversely affected.

OUR REVENUES WOULD DECLINE AND OUR BUSINESS WOULD BE ADVERSELY AFFECTED BY THE LOSS OF ONE OF OUR CUSTOMERS.

  We derive a significant portion of our revenues from a limited number of customers (considering all affiliates of each customer as part of that customer). Approximately 49% of our total revenues in 1998 came from our top three customers. Approximately 51% of our total revenues in 1997 came from our top three customers. Approximately 50% of our total revenue in 1996 came from our top three customers. We believe that the costs to our customers of switching to a competitor's software product, or of taking significant system management functions in-house, are substantial. Nevertheless, some of our customers have switched, and in the future other customers may switch, to software products and/or services offered by our competitors. If any of our major customers were to make such a change, our business, operating results or financial condition would be materially and adversely affected.

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

  To remain competitive and to continue to develop and enhance products acquired as part of our recent acquisitions, we also may have to spend more of our revenues on product research and development than we have in the past. As a result, our results of operations could be materially and adversely affected.

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


WE ARE EXPOSED TO RISKS ASSOCIATED WITH THE YEAR 2000-YEAR 2000 READINESS DISCLOSURE.

- Demand for our software products and services may decline before and after the Year 2000. A substantial amount of demand for our software may come from customers in the process of replacing and upgrading software applications to accommodate the change in date to the year 2000. This demand may have contributed to our 1998 sales growth as well as our 1999 sales growth. Once customers have completed these activities, we may experience a deceleration in revenue growth. In addition, the expense and time associated with remediation efforts by customers to address Year 2000 compliance problems for software products other than ours may cause our customers to delay the purchase of, or reduce the amount they spend on, our products and services, both before and after January 1, 2000. Such reductions could have a material adverse effect on our business, operating results or financial condition.

- Our Year 2000 remediation efforts may not be successful. As part of our Year 2000 compliance plan, we have assessed the readiness of our Internal Programs and Systems. We believe our Internal Programs and Systems are substantially Year 2000 compliant. However, if additional defects, including defects in hardware, are identified and the necessary modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 problem could have a material adverse effect on our business, operating results or financial condition.

- We may incur material expenses in connection with any claim relating to Year 2000 compliance of our own products or products of third parties. We believe the sales force software products that we currently offer to our customers, prior to any customization, are Year 2000 compliant. We cannot assure you, however, that our current products do not contain undetected errors or defects associated with the Year 2000 date functionality that may result in material costs to us.

        Some of our older products will not, and some may not accurately process dates after December 31, 1999. To the extent any of these products are still in use in 1999, we will continue to attempt to migrate our customers to products that are Year 2000 compliant. We cannot assure you that this will occur. A failure to migrate any customer to a product that is Year 2000 compliant could adversely affect our business, operating results or financial condition. We may also experience increased expenses which we cannot recoup from current customers in addressing their migration to software that is Year 2000 compliant. We may also incur additional expenses associated with remediating software products of our current customers, including those customers of companies we have recently acquired.

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

  In addition, we have historically pursued and will continue to pursue acquisitions of companies with complimentary businesses or products. We also have entered and will continue to enter into strategic joint ventures and alliances. There can be no assurance, however, that we will be able to identify attractive opportunities or enter into any such transactions in the future. In addition, as to completed acquisitions, there can be no assurance that we will be able to integrate successfully the acquired entity into our operations. Among other things, specific risks associated with such acquisitions include:

-    possible adverse effects on the Company's operating results;

-    diversion of management's attention;

- unanticipated liabilities or contingencies, including unanticipated liabilities associated with Year 2000 compliance of acquired companies and their customers; and

- possible inability to integrate service offerings, operations and employees of acquired businesses.

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

UNIQUE CHARACTERISTICS OF THE CONSUMER PACKAGED GOODS MARKET.

  We market and sell sales force software products and support services to companies in the consumer packaged goods market. The selling environment in this market has unique characteristics that differentiate it from the pharmaceutical market. In addition, we believe that the consumer packaged goods market is composed of sub-markets, each of which may have unique characteristics. Accordingly, we cannot assure you that we will be able to replicate in this market the success we have achieved in the ethical pharmaceutical market.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

FOREIGN CURRENCY RISK

  Because we have operations in a number of countries, we face exposure to adverse movements in foreign currency exchange rates. As currency rates change, translation of the income statements of our international entities from local currencies to U.S. dollars affects year-over-year comparability of operating results. We do not hedge translation risks because we generally reinvest the cash flows from international operations in the country where they originate.

  Management estimates that a 10% change in foreign exchange rates would impact reported operating profit by less than $500,000. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that losses from one area may be offset by gains from another area.

  The introduction of the Euro as a common currency for members of the European Monetary Union took place on January 1, 1999. We believe that this event has had minimal impact on our foreign exchange exposure.

INTEREST RATE RISK

  Our exposure to market risk is related to changes in interest rates which primarily applies to our investment portfolio. We invest in instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of investment.

  As of June 30, 1999, our investments consisted primarily of commercial paper maturing over the following four months. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 1998 would have decreased by less than $150,000. This estimate assumes that the decrease occurred on the first day of 1998 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income, of future changes in investment yields will depend largely on the gross amount of our investments. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


PART II  OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

  Changes in Securities

  On June 30, 1999, the Company issued 105,660 shares of restricted Common Stock to MMI Holdings, Inc. ("MMI Holdings") as partial consideration for the Company's acquisition of substantially all of the assets of certain direct and indirect subsidiaries of MMI Holdings (the "MMI Acquisition"). The Company did not employ an underwriter in connection with the issuance or sale of the securities described above. The Company claims that the issuance or sale of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution. Appropriate legends were affixed to the stock certificates issued in the MMI Acquisition and MMI Holdings had adequate access to information about the Company.

  On May 26, 1999, the Company issued 1,480,538 shares of restricted Common Stock to the shareholders of CorNet International, Ltd. ("CorNet") in exchange for all of the outstanding capital stock of CorNet in a merger transaction (the "CorNet Merger"). The Company did not employ an underwriter in connection with the issuance or sale of the securities described above. The Company claims that the issuance or sale of the foregoing securities was exempt from registration under Section 4(2) of the Act, as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution. Appropriate legends were affixed to the stock certificates issued in connection with the CorNet Merger and all recipients had adequate access to information about the Company.

  On July 24, 1998, the Company issued 67,692 shares of restricted Common Stock to the owners of Associated Business Computing N.V. and an associated company (collectively, "ABC") as partial consideration for the Company's acquisition of all of the outstanding capital stock of ABC (the "ABC Acquisition"). The Company did not employ an underwriter in connection with the issuance or sale of the securities described above. The Company claims that the issuance or sale of the foregoing securities was exempt from registration under Section 4(2) of the Act, as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution. Appropriate legends were affixed to the stock certificates issued in connection with the ABC Acquisition and all recipients had adequate access to information about the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

   On May 11, 1999, the Company held its 1999 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following six individuals were elected to the Company's Board of Directors: John E. Bailye, Bernard M. Goldsmith, Edward J. Kfoury, Paul A. Margolis, John H. Martinson, and Terence H. Osborne. In addition, at the Annual Meetings the shareholders of the Company approved the following three proposals: (1) a proposal to ratify the appointment of Anderson LLP as the Company's independent public accountants for the year ending December 31, 1999; (2) a proposal to approve an amendment to the Company's 1997 Stock Incentive Plan; and (3) a proposal to reapprove the Company's 1992 Stock Plan and 1992 Senior Management Incentive Stock Option Plan. The results of the voting in the Company's election of directors and on the foregoing three proposals are set forth below.

   Election of Directors:

                  Nominee                            For                        Withheld
                  -------                            ---                        --------
                  John E. Bailye                     20,459,751                 225,639
                  Bernard M. Goldsmith               20,460,311                 225,079
                  Edward J. Kfoury                   20,460,311                 225,079
                  Paul A. Margolis                   20,460,311                 225,079
                  John H. Martinson                  20,459,711                 225,679
                  Terence H. Osborne                 20,456,881                 228,509

   Ratification of Appointment of Arthur Andersen LLP:

                  For                                Against                    Abstain
                  ---                                -------                    -------
                  20,672,860                         4,044                      8,486

   Approval of an amendment to the Company's 1997 Stock Incentive Plan:


                  For                                Against                    Abstain
                  ---                                -------                    -------
                  13,554,323                         2,990,004                  16,998

    Reapproval of 1992 Stock Plan and 1992 Senior Management Incentive Stock Option Plan:

                  For                                Against                    Abstain
                  ---                                -------                    -------
                  20,273,383                         400,313                    11,694

Item 5.  Other Information

(a) On May 26, 1999, the Company's Board of Directors approved an amendment to the Company's existing employment agreements (the "Amendment") with certain of its senior executives, including Teresa F. Winslow and Mark H. Cieplik. The Amendment provides for immediate option vesting upon change of control of the Company, to the extent the executive's existing option agreements do not already so provide, and severance in an amount equal to one year's base salary upon change of control of the Company accompanied by a material diminution of such executive's duties or compensation. George T. Robson's existing employment agreement was also modified to bring it into conformance with the Amendment.

(b) On May 26, 1999 we completed the acquisition of CorNet International, Ltd. the transaction was accounted for as a pooling of interests. Set forth on pages F-1 through F-16 are the Company's historical financial statements restated to reflect this transaction.

(c) Selected Consolidated Financial Data and Management's Discussion and Analysis, restated for the pooling of interests discussed above is Attachment 1.

Item 6.     Exhibits and Reports on Form 8-K

          (a) The Company is furnishing the following exhibits in connection with this report:

                  10.1     Form of Amendment to Employment Agreements

                  23.1     Consent of Arthur Andersen LLP

                  23.2     Consent of KPMG LLP

                  27.1     Financial Data Schedule

                  27.2     Financial Data Schedule, Restated 1997

                  27.3     Financial Data Schedule, Restated 1998

                  27.4     Financial Data Schedule, Restated March 31, 1999

          (b) The Company filed one report on Form 8-K during the quarter for which this report is filed. The report was filed on June 2, 1999, and reported on the Company's May 26, 1999 acquisition of CorNet International, Ltd.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 16, 1999


                           By:/s/ John E. Bailye
                           ---------------------
                           John E. Bailye, President and
                           Chief Executive Officer


                           By:  /s/ George T. Robson
                           -------------------------
                           George T. Robson, Executive Vice President
                           and Chief Financial Officer

                                   ITEM 5B


                        DENDRITE INC. AND SUBSIDIARIES
                        ------------------------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                                               Page
                                                               ----

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                       F-2

CONSOLIDATED BALANCE SHEETS                                     F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                           F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                 F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                           F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F-8

                    Report of Independent Public Accountants

To Dendrite International, Inc.:

    We have audited the accompanying consolidated balance sheets of Dendrite International, Inc. (a New Jersey corporation) and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CorNet International, Inc., a company acquired during 1999 in a transaction accounted for as a pooling of interest, as discussed in Notes 1 and
11. Such statements are included in the consolidated financial statements of Dendrite International, Inc. and reflect total assets and total revenues of 9 percent and 14 percent in 1998, and 8 percent and 14 percent in 1997, respectively, of the related consolidated totals. These statements were audit by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for CorNet International, Inc., is based solely upon the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based upon our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Dendrite International, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                         ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
August 16, 1999

\                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors
CorNet International, Ltd.:

We have audited the accompanying balance sheets of CorNet International, Ltd. as of December 31, 1997 and 1998, and the related statements of operations,
shareholders'   equity and cash flows for each of the three years in the period ended December 31, 1998, which are not presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of CorNet International, Ltd as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                     KPMG LLP




February 16, 1999
Allentown, Pennsylvania

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,
                                                                       ------------
                                                                   1997            1998
                                                                 --------        --------
                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...........................       $ 15,937        $ 32,555
     Short-term investments ..............................          2,955           9,614
     Accounts receivable, net ............................         27,005          20,378
     Prepaid expenses and other ..........................          2,668           3,391
     Prepaid taxes .......................................           --               921
     Deferred tax asset ..................................            507             675
                                                                 --------        --------
          Total current assets ...........................         49,072          67,534
PROPERTY AND EQUIPMENT, net ..............................          5,049           7,221
DEFERRED TAXES ...........................................            667           1,077
GOODWILL, net ............................................            575           2,496
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net ..............          2,408           3,503
                                                                 --------        --------
                                                                 $ 57,876        $ 81,831
                                                                 ========        ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ....................................       $  2,368        $  2,249
     Income taxes payable ................................            867           1,036
     Accrued compensation and benefits ...................          3,876           4,321
     Other accrued expenses ..............................          4,477           7,493
     Deferred revenues ...................................          1,741           1,827
   Note payable ..........................................            930            --
                                                                 --------        --------
          Total current liabilities ......................         14,259          16,926
                                                                 --------        --------
DEFERRED RENT ............................................            598             392
                                                                 --------        --------
CAPITALIZED LEASE OBLIGATIONS ............................            353             544
DEFERRED TAXES ...........................................          1,994           2,920
                                                                 --------        --------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 10,000,000 shares
       authorized, none issued ...........................             --              --

     Common stock, no par value, 100,000,000 shares
       authorized, 24,131,211 and 24,830,450 shares issued
       and 24,131,211 and 24,429,450 outstanding .........         33,342          41,442
     Retained earnings ...................................         11,239          23,998
     Deferred compensation ...............................         (1,141)         (1,970)
     Accumulated other comprehensive income ..............           (841)           (494)
     Less treasury stock, at cost ........................         (1,927)         (1,927)
                                                                 --------        --------
          Total stockholders' equity .....................         40,672          61,049
                                                                 --------        --------
                                                                 $ 57,876        $ 81,831
                                                                 ========        ========


The accompanying notes are an integral part of these statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        YEAR ENDED DECEMBER 31,
                                                              1996             1997             1998
                                                            ---------        ---------        ---------
REVENUES:
     License fees ...................................       $  10,310        $   9,074        $  14,955
     Services .......................................          66,573           82,248          115,678
                                                            ---------        ---------        ---------
                                                               76,883           91,322          130,633
                                                            ---------        ---------        ---------
COSTS OF REVENUES:
     Cost of license fees ...........................             832            1,758            2,314
     Cost of services ...............................          37,771           45,078           57,887
                                                            ---------        ---------        ---------
                                                               38,603           46,836           60,201
                                                            ---------        ---------        ---------
          Gross margin ..............................          38,280           44,486           70,432
                                                            ---------        ---------        ---------
OPERATING EXPENSES:
     Selling, general and administrative ............          28,519           33,305           44,046
     Research and development .......................           7,361            3,674            4,584
     Write-off of in-process research and development           2,640             --              1,230
                                                            ---------        ---------        ---------
                                                               38,520           36,979           49,860
                                                            ---------        ---------        ---------
          Operating income (loss) ...................            (240)           7,507           20,572
INTEREST INCOME .....................................           1,168              531            1,099
OTHER EXPENSE .......................................            (240)            (261)            (466)
                                                            ---------        ---------        ---------
          Income (loss) before income taxes .........             688            7,777           21,205
INCOME TAXES ........................................           1,467            3,002            8,446
                                                            ---------        ---------        ---------
NET INCOME (LOSS) ...................................       $    (779)       $   4,775        $  12,759
                                                            =========        =========        =========
NET INCOME (LOSS) PER SHARE:
     Basic ..........................................       $   (0.03)       $    0.20        $    0.53
                                                            =========        =========        =========
     Diluted ........................................       $   (0.03)       $    0.19        $    0.49
                                                            =========        =========        =========
SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
     Basic ..........................................          23,580           23,734           24,053
                                                            =========        =========        =========
     Diluted ........................................          23,580           24,580           26,261
                                                            =========        =========        =========


The accompanying notes are an integral part of these statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                      COMMON         STOCK        RETAINED         DEFERRED
                                      SHARES        AMOUNT        EARNINGS       COMPENSATION
                                      ------        ------        --------       ------------
BALANCE, DECEMBER 31, 1995.....       22,818        $27,336        $ 7,243         $   (502)
    Issuance of common stock...          381          1,095             --             (838)
    Amortization of deferred
      compensation.............           --             --             --              113
    Issuance of common stock
      from consummation
      of  public offering,
      net of offering costs....          600          4,295             --               --
  Comprehensive income:
    Net loss...................           --             --           (779)              --
    Other comprehensive
      income:
        Realization of gain on
          short-term investments          --             --             --               --
        Currency translation
          adjustment...........           --             --             --               --
        Comprehensive income...
                                       -----        -------        -------         --------
BALANCE, DECEMBER 31, 1996.....       23,799         32,726          6,464           (1,227)
    Issuance of common stock...          333            616             --              (20)
    Amortization of deferred
      compensation.............           --             --             --              106
    Purchase of 401,000 shares
      of treasury stock........         (401)            --             --               --
  Comprehensive income:
    Net income.................           --             --          4,775               --
    Other comprehensive
      income:
        Currency translation
          adjustment...........           --             --             --               --
        Comprehensive income...
                                       -----        -------        -------         --------
BALANCE, DECEMBER 31, 1997.....       23,731         33,342         11,239           (1,141)
    Issuance of common stock...          698          6,740             --           (1,257)
    Amortization of deferred
      compensation.............           --             --             --              428
    Stock option income
      tax benefits.............           --          1,360             --               --
  Comprehensive income:
    Net income.................           --             --         12,759               --
    Other comprehensive
        income:
         Currency translation
          adjustment...........           --             --             --               --
       Comprehensive income....
                                       -----        -------        -------         --------

BALANCE, DECEMBER 31, 1998.....        24,429       $41,442        $23,998         $ (1,970)
                                       ======       =======        =======         ========

                                      ACCUMULATED
                                         OTHER                                                     TOTAL
                                     COMPREHENSIVE       COMPREHENSIVE        TREASURY         STOCKHOLDERS'
                                        INCOME              INCOME              STOCK             EQUITY
                                        ------              ------              -----             ------
BALANCE, DECEMBER 31, 1995.....      $       (567)                             $    --            $33,510
    Issuance of common stock...                --                                   --                257
    Amortization of deferred
      compensation.............                --                                   --                113
    Issuance of common stock
      from consummation
      of  public offering,
      net of offering costs....                --                                   --              4,295
  Comprehensive income:
    Net loss...................                --               $(779)              --               (779)
    Other comprehensive
      income:
        Realization of gain on
          short-term investments              (14)              (14)                --                (14)
        Currency translation                                    128
          adjustment...........               128                                   --                128
        Comprehensive income...                                 $(665)
                                     ------------               =====          -------            -------
BALANCE, DECEMBER 31, 1996.....              (453)                                  --             37,510
    Issuance of common stock...                --                                   --                596
    Amortization of deferred
      compensation.............                --                                   --                106
    Purchase of 401,000 shares
      of treasury stock........                --                               (1,927)            (1,927)
  Comprehensive income:
    Net income.................                --               $4,775              --              4,775
    Other comprehensive
      income:
        Currency translation
          adjustment...........              (388)              (388)               --               (388)
        Comprehensive income...                                 $4,387
                                     ------------               ======         -------            -------
BALANCE, DECEMBER 31, 1997.....              (841)                              (1,927)            40,672
    Issuance of common stock...                                                                     5,483
    Amortization of deferred
      compensation.............                                                     --                428
    Stock option income
      tax benefits.............                                                     --              1,360
  Comprehensive income:
    Net income.................               --                $12,759             --             12,759
    Other comprehensive
        income:
         Currency translation
          adjustment...........               347               347                 --                347
       Comprehensive income....                                 $13,106
                                     ------------               =======

BALANCE, DECEMBER 31, 1998.....      $       (494)                              $(1,927)          $61,049
                                     ============                               ========          =======

The accompanying notes are an integral part of these statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------------
                                                                               1996              1997             1998
                                                                               ----              ----             ----
      OPERATING ACTIVITIES:
        Net income (loss)...........................................         $  (779)          $ 4,775          $ 12,759
        Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
           Depreciation and amortization............................           2,368             3,417             4,197
           Deferred income taxes (benefit)..........................            (257)              749                25
           Write-off of in-process research and development.........           2,640                --             1,230
           Changes in assets and liabilities, net of effect from
            acquisition:
             (Increase) decrease in accounts receivable.............          (5,382)           (5,230)            6,099
             Increase in prepaid expenses and other.................            (276)             (772)             (870)
             (Increase) decrease in prepaid income taxes............          (1,397)            1,397                --
             Increase in accounts payable and accrued expenses......           2,826               992             3,335
             Increase (decrease) in deferred rent...................             262              (128)             (206)
             Increase (decrease) in income taxes payable............          (1,299)             (378)              461
             (Increase) decrease in deferred revenues...............          (1,519)             (691)              357
                                                                             -------           -------          --------
                Net cash provided by (used in) operating activities.          (2,813)            4,061            27,387
                                                                             -------           -------          --------
      INVESTING ACTIVITIES:
        Purchases of short-term investments.........................          (8,271)           (3,800)          (13,552)
        Sales of short-term investments.............................          10,805             9,266             6,893
        Purchases of businesses, net of cash acquired...............          (2,965)               --            (2,295)
        Purchases of property and equipment.........................          (1,373)           (2,022)           (2,779)
        Additions to capitalized software development costs.........          (1,296)             (919)           (1,637)
                                                                             -------           -------          --------
                Net cash provided by (used in) investing activities.          (3,100)            2,525           (13,370)
                                                                             -------           -------          --------
      FINANCING ACTIVITIES:
        Payments on capital lease obligations.......................             (68)             (188)             (302)
        Issuance of Common stock from consummation of public
        offering, net of offering costs.............................            4,295                --               --
        Purchase of treasury stock..................................              --            (1,927)               --
        Issuance of common stock....................................             257               596             3,703
       Proceeds from bank loan......................................           4,065             5,805             4,625
       Repayments from bank loan....................................          (3,380)           (5,572)           (5,555)
                                                                             -------           -------          --------
                Net cash provided by (used in) financing activities.           5,169            (1,286)            2,471
                                                                             -------           -------          --------
      EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH...............              94              (283)              130
                                                                             -------           -------          --------
      NET INCREASE (DECREASE) IN CASH...............................            (650)            5,017            16,618
      CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................          11,570            10,920            15,937
                                                                             -------           -------          --------
      CASH AND CASH EQUIVALENTS, END OF YEAR........................         $10,920           $15,937          $ 32,555
                                                                             =======           =======          ========


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

    On May 26, 1999 the Company acquired CorNet International, Ltd. ("CorNet") in a transaction accounted for as a pooling of interests (see Note 11). Accordingly, the accompanying financial statements have been restated to reflect the acquisition of CorNet under the pooling of interests method.

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

    Revenues from services are generally recognized as the services are performed. Revenues from customer maintenance, support and data server rental agreements are recognized ratably over the term of the agreements.

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

Supplemental Cash Flow Information

    For the years ended December 31, 1996, 1997 and 1998, the Company paid interest of $41,000, $85,000 and $86,000. For the years ended December 31, 1996, 1997 and 1998, the Company paid income taxes of $4,499,000, $1,273,000 and $7,776,000, respectively.

    The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisitions discussed in Note 2:

                                                                              YEAR ENDED DECEMBER 31,
                                                                            1996                   1998
                                                                            ----                   ----
                     Noncash assets:
                       Accounts receivable......................         $  823,000            $   301,000
                       Prepaid expenses.........................             31,000                 59,000
                       Property and equipment...................             91,000                408,000
                       Capitalized software development costs...                 --                850,000
                       Goodwill.................................            860,000              2,226,000
                                                                         ----------            -----------
                                                                          1,805,000              3,844,000
                     Assumed liabilities:
                       Accounts payable.........................           (488,000)              (294,000)
                       Income taxes payable.....................                 --               (121,000)
                       Accrued compensation and benefits........           (250,000)                    --
                       Other accrued expenses...................           (613,000)              (396,000)
                       Deferred revenues........................           (129,000)              (107,000)
                       Deferred taxes...........................                 --               (323,000)
                                                                         ----------            -----------
                          Net noncash assets acquired...........            325,000              2,603,000
                     Write-off of in-process research and                 2,640,000              1,230,000
                     development................................
                     Purchase price paid in stock...............                 --             (1,538,000)
                                                                         ----------            -----------
                     Cash paid, net of cash acquired............         $2,965,000            $ 2,295,000
                                                                         ==========            ===========



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

Major Customers

    In the year ended December 31, 1996, the Company derived approximately 31% and 12% of its revenues from its two largest customers. In the year ended December 31, 1997, the Company derived approximately 28%, and 13% of its revenues from its two largest customers, one of which was the Company's largest customers in 1996. In the year ended December 31, 1998, the Company derived approximately 31% and 11% of its revenues from its two largest customers, both of which were among the Company's largest customers in 1997.

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

    The computation of shares used for Basic EPS and Diluted EPS is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                            -------------------------------------------------------------------------------------------------
                                                 1996                                               1997
                            ----------------------------------------------     ----------------------------------------------
                               LOSS             SHARES           PER-SHARE       INCOME            SHARES           PER-SHARE
                            (NUMERATOR)      (DENOMINATOR)        AMOUNT       (NUMERATOR)      (DENOMINATOR)        AMOUNT
                            -----------      -------------        ------       -----------      -------------        ------
     Net income (loss)       $   (779)                                           $4,775
     Basic EPS.......                           23,580            $(0.03)                          23,734            $ 0.20
     Effect of dilutive
       securities
       Stock options.                               --                                                846
                                                ------                                             ------
     Diluted EPS.....                           23,580            $(0.03)                          24,580            $ 0.19
                                                ======            =======                          ======            ======



                                                     1998
                                 ----------------------------------------------
                                   INCOME         SHARES              PER-SHARE
                                 (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                 -----------      -------------        ------
          Net income (loss)       $ 12,759
          Basic EPS.......                              24,053         $0.53
          Effect of dilutive
            securities
            Stock options.                               2,208
                                                       -------
          Diluted EPS.....                              26,261         $0.49
                                                       ======         =====



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

In May 1999, the Company completed an acquisition accounted for under the pooling of interests method (see Note 11).

In June 1999, the Company completed an acquisition accounted for under the purchase method (see Note 11).

3. PROPERTY AND EQUIPMENT:

                                                                              DECEMBER 31,
                                                                         1997               1998
                                                                         ----               ----
                            Computer hardware and other equipment     $ 7,465,000        $10,596,000
                            Furniture and fixtures..............        1,951,000          2,188,000
                            Leasehold improvements..............        1,192,000          2,028,000
                                                                      -----------        -----------
                                                                       10,608,000         14,812,000
                            Less -- Accumulated depreciation and
                              amortization......................       (5,559,000)        (7,591,000)
                                                                      -----------        -----------
                                                                      $ 5,049,000        $ 7,221,000
                                                                      ===========        ===========

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

In addition, CorNet maintains a line of credit with a bank which permits short term borrowings up to $1,500,000. Interest is at the prime rate (7.75% at December 31, 1998). Interest expense for this line of credit for the years ended December 31, 1996, 1997 and 1998 was $27,000, $45,000 and $35,000, respectively.
The line of credit is collateralized by substantially all of CorNet's assets. This line of credit expires on June 30, 1999 and is subject to certain financial covenants. As of December 31, 1998 there were no outstanding borrowings under this line.

5. INCOME TAXES:

    The components of income (loss) before income taxes were as follows:

                                                             YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------
                                                 1996                  1997                 1998
                                                 ----                  ----                 ----
                             Domestic.        $  745,000            $6,226,000          $ 20,765,000
                             Foreign..           (57,000)            1,551,000               440,000
                                              ----------            ----------          ------------
                                              $  688,000            $7,777,000          $ 21,205,000
                                              ==========            ==========          ============

The components of income taxes were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                 1996                1997              1998
                                                 ----                ----              ----
                   Current Provision:
                     Federal ........        $ 1,158,000         $ 2,032,000        $ 7,797,000
                     State ..........            193,000              31,000            295,000
                     Foreign ........            373,000             190,000            329,000
                                             -----------         -----------        -----------
                                               1,724,000           2,253,000          8,421,000
                   Deferred Provision
                   (Benefit):
                     Federal ........           (114,000)             25,000           (301,000)
                     State ..........            113,000             376,000            366,000
                     Foreign ........           (257,000)            348,000            (40,000)
                                             -----------         -----------        -----------
                                                (258,000)            749,000             25,000
                                             -----------         -----------        -----------
                                             $ 1,466,000         $ 3,002,000        $ 8,446,000
                                             ===========         ===========        ===========

    The reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate is as follows:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                1996           1997           1998
                                                                                ----           ----           ----
                   Federal statutory tax rate .........................        (34.0)%         34.0%         34.0%
                   Impact of foreign subsidiaries subject to higher tax
                     rates ............................................          0.4            0.1            --
                   Impact of enacted change in German tax rates on
                   deferred tax assets ................................          8.5             --            --

                   State income taxes, net of federal tax benefit .....          9.8            4.8           3.8
                   Nondeductible expenses .............................         10.9            0.3           0.8
                   Write-off of in-process research and development ...        149.6             --           2.2
                   Tax credits utilized ...............................           --           (0.6)         (1.0)
                                                                               -----          -----         -----
                                                                               213.2%          38.6%         39.8%
                                                                               =====          =====         =====

    The tax effect of temporary differences as established in accordance with SFAS No. 109 that give rise to deferred income taxes is as follows:

                                                                         DECEMBER 31,
                                                                   1997                 1998
                                                                   ----                 ----
                   Gross deferred tax asset:
                     Depreciation and amortization .....        $   314,000         $   426,000
                     Foreign net operating loss ........          1,021,000           1,309,000
                     Accruals and revenues not currently
                        deductible .....................            142,000             301,000
                     Other .............................            418,000             475,000
                                                                -----------         -----------
                                                                $ 1,895,000         $ 2,511,000
                                                                ===========         ===========
                   Gross deferred tax liability:
                     Capitalized software development
                       costs............................        $  (598,000)        $(1,357,000)

                     Other .............................         (2,117,000)         (2,322,000)
                                                                -----------         -----------
                                                                $(2,715,000)        $(3,679,000)
                                                                ===========         ===========

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

    Information with respect to the options under the three stock option plans is as follows:

                                                                           EXERCISE PRICE       AGGREGATE
                                                               SHARES         PER SHARE         PROCEEDS
                                                               ------         ---------         --------
                           Outstanding December 31, 1995     1,197,606     $0.21  - $ 9.56    $ 1,840,256
                             Granted...................        471,711     $2.18  - $15.75      5,763,349
                             Exercised.................       (373,910)    $0.21  - $ 5.00       (257,280)
                             Canceled..................       (125,707)    $0.21  - $15.75     (1,036,963)
                                                             ---------     ---------------    -----------
                           Outstanding December 31, 1996     1,169,700     $0.21  - $15.75      6,309,362
                             Granted...................      2,973,835     $3.13  - $10.47     20,948,227
                             Exercised.................       (262,817)    $0.21  - $ 5.00       (189,869)
                             Canceled..................       (223,743)    $0.21  - $15.75     (1,994,654)
                                                             ---------     ---------------    -----------
                           Outstanding December 31, 1997     3,656,975     $0.21  - $15.75    $25,073,066
                             Grants....................      1,259,080     $3.13  - $22.72     19,381,743
                             Exercises.................       (558,386)    $0.21  - $15.75     (3,126,224)
                             Terminations..............       (376,587)    $0.21  - $15.75     (2,476,211)
                                                             ---------     ---------------    -----------
                           Outstanding December 31, 1998     3,981,082     $0.21  - $22.72     38,863,203
                                                             =========     ===============    ===========

    At December 31, 1998, there were 1,048,339 options exercisable at $0.21-$15.75 per share. The aggregate exercise price of these options was $7,330,553 as of December 31, 1998.

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

                                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------
                                                         1996                  1997                  1998
                                                         ----                  ----                  ----
                 Net income (loss):
                   As reported...............         $  (779,000)          $ 4,775,000           $12,759,000
                   Pro forma.................         $(1,276,000)          $ 2,473,000           $ 6,545,000
                 Basic income (loss) per share:
                   As reported...............         $      (.03)          $       .20           $       .53
                   Pro forma.................         $      (.05)          $       .10           $       .27
                 Diluted income (loss) per share:
                   As reported...............         $      (.03)          $       .19           $       .49
                   Pro forma.................         $      (.05)          $       .10           $       .25

    Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted was $8.30, $4.86 and $11.35 for the years ended December 31, 1996, 1997 and 1998, respectively.

    Information with respect to the options outstanding under the three stock option plans at December 31, 1998 is as follows:

                                                                               WEIGHTED
                                                               WEIGHTED        AVERAGE
                                                               AVERAGE        REMAINING        NUMBER
                           EXERCISE PRICE                      EXERCISE      CONTRACTUAL      OF VESTED
                             PER SHARE          SHARES          PRICE            LIFE          SHARES
                             ---------          ------          -----            ----          ------
                                  $0.21         15,188         $  0.21            0.5           15,188
                            $1.35-$3.96        709,759         $  3.02           6.62          305,101
                            $5.00-$6.37        681,685         $  5.90           8.06          205,500
                          $8.00-$11.875      1,605,750         $  9.88           8.68          425,550
                          $13.25-$20.94        696,700         $ 15.53           9.19           97,000
                          $21.00-$22.72        272,000         $ 22.07           9.73               --
                                             ---------         -------           ----        ---------
                                             3,981,082         $  9.76           8.34        1,048,339
                                             =========         =======           ====        =========

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996, 1997 and 1998: risk-free interest rates ranging from 5.4% to 6.9% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 4.0 to 6.0 years for the options; and expected volatility of 70%.

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

7. SAVINGS AND DEFERRED COMPENSATION PLANS:

    The Company maintains Employee Savings Plans (the "Plans") that cover substantially all of its full-time U.S. and U.K. employees. All eligible employees may elect to contribute a portion of their wages to the Plans, subject to certain limitations. In addition, the Company contributes to the Plans at the rate of 50% of the employee's contributions up to a maximum of 3% of the employee's salary. The Company's contributions to the Plans were $274,000, $300,000 and $416,000 in the years ended December 31, 1996, 1997 and 1998, respectively.

    The Company also maintains a noncontributory pension plan that covers substantially all of its full-time Japanese employees. All contributions to this pension plan are made by the Company in accordance with prescribed statutory requirements. The Company's contributions to the Plan were $56,000, $76,000 and $74,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

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

8. COMMITMENTS AND CONTINGENCIES:

    The Company leases office facilities and equipment under various operating leases with remaining noncancelable lease terms generally in excess of one year. Rent expense was $4,049,000, $5,237,000 and $5,992,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Future minimum rental payments at December 31, 1998, on these leases are as follows:

                  1999......   $  7,630,000
                  2000......      4,582,000
                  2001......      2,673,000
                  2002......      1,999,000
                  2003......      1,170,000
                  Thereafter        972,000
                               ------------
                               $ 19,026,000
                               ============

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

                                                        YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------------------
                                           1996                    1997                  1998
                                           ----                    ----                  ----
        Revenues:
        United States.........          $49,158,000         $     61,915,000       $   103,765,000
        All Other.............           27,725,000               29,407,000            26,868,000
                                        -----------         ----------------       ---------------
                                        $76,883,000         $     91,322,000       $   130,633,000
                                        ===========         ================       ================
        Operating income (loss):
        United States.........          $  (136,000)                6,183,000      $    20,453,000
        All Other.............             (104,000)                1,324,000              119,000
                                        -----------         -----------------      ---------------
                                        $  (240,000)        $       7,507,000      $    20,572,000
                                        ===========         =================      ===============
        Identifiable assets:
        United States.........          $40,872,000         $      43,150,000      $    67,211,000
        All Other.............           13,304,000                14,726,000           14,620,000
                                        -----------         -----------------      ---------------
                                        $54,176,000         $      57,876,000      $    81,831,000
                                        ===========         =================      ===============

11. ACQUISITIONS SUBSEQUENT TO DECEMBER 31, 1998:

    On May 26, 1999, the Company exchanged 1,480,538 shares of its common stock for all of the outstanding shares of common stock of CorNet International, Inc. ("CorNet"). The merger has been accounted for under the pooling of interests method. Accordingly, the Company's financial statements have been restated to reflect the acquisition of CorNet under the pooling of interests method.

    Separate results of Dendrite International, Inc. and CorNet for the years prior to the consummation of the merger are as follows:

                                                            DENDRITE            CORNET           COMBINED
                                                            --------            ------           --------
                    Year ended December 31, 1998
                       Total revenue.........          $  112,518,000     $    18,115,000   $  130,633,000
                       Net income............          $   11,267,000     $     1,492,000   $   12,759,000
                    Year ended December 31, 1997
                       Total revenue.........          $   78,446,000     $    12,876,000   $   91,322,000
                       Net income............          $    4,610,000     $       165,000   $    4,775,000
                    Year ended December 31, 1996
                       Total revenue.........          $   66,246,000     $    10,637,000   $   76,883,000
                       Net income (loss).....          $   (1,912,000)    $     1,133,000   $     (779,000)


    On June 30, 1999, the Company purchased substantially all of the assets and assumed certain liabilities of Marketing Management International, Inc. and certain affiliated companies ("MMI") for $7,300,000 in cash, which includes estimated transaction costs, and $3,400,000 in stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The excess purchase price over the fair value of the net assets acquired will be allocated between capitalized software development costs and goodwill based upon an independent appraisal.

                                                                    ATTACHMENT 1
ITEM 5C.  DENDRITE INTERNATIONAL INC. AND SUBSIDIARIES
          SELECTED CONSOLIDATED FINANCIAL DATA
          (in 000's except per share data)

                                                                            YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------------
                                                        1994           1995            1996             1997            1998
                                                        ----           ----            ----             ----            ----
       STATEMENT OF OPERATIONS DATA:
       Revenues:
            License fees.....................         $  9,167       $  6,961        $ 10,310         $  9,074        $ 14,955
             Services........................           36,329         53,625          66,573           82,248         115,678
                                                      --------       --------        --------         --------        --------
                                                        45,496         60,586          76,883           91,322         130,633
                                                      --------       --------        --------         --------        --------
       Costs of revenues:
            Cost of license fees.............            1,450            712             832            1,758           2,314
            Cost of services.................           19,628         27,153          37,771           45,078          57,887
                                                      --------       --------        --------         --------        --------
                                                        21,078         27,865          38,603           46,836          60,201
                                                      --------       --------        --------         --------        --------
            Gross margin.....................           24,418         32,721          38,280           44,486          70,432
                                                      --------       --------        --------         --------        --------

       Operating expenses:
            Selling, general and administrative         17,226         23,073          28,519           33,305          44,046
            Research and development.........            1,831          2,518           7,361            3,674           4,584
            Write-off of in-process research
             and development.................               --             --           2,640               --           1,230
                                                      --------       --------        --------         --------        --------
                                                        19,057         25,591          38,520           39,979          49,860
                                                      --------       --------        --------         --------        --------
            Operating income (loss)..........            5,361          7,130            (240)           7,507          20,572
       Interest income.......................               37            559           1,168              531           1,099
       Other income (expense)................             (566)           227            (240)            (261)           (466)
                                                      --------       --------        --------         --------        --------
            Income (loss) before income taxes            4,832          7,916             688            7,777          21,205
       Income taxes..........................            1,972          3,082           1,467            3,002           8,446
                                                      --------       --------        --------         --------        --------
       Net income (loss).....................         $  2,860       $  4,834        $   (779)        $  4,775        $ 12,759
                                                      ========       ========        ========         ========        ========
       Net income (loss) per share:
            Basic............................         $   0.35       $   0.31        $  (0.03)        $   0.20        $    0.53
                                                      ========       ========        ========         ========        =========
            Diluted..........................         $   0.14       $   0.22        $  (0.03)        $   0.19        $    0.49
                                                      ========       ========        ========         ========        =========
       Shares used in computing net income
       (loss) per share:
            Basic............................            8,275         15,667          23,580           23,734          24,053
                                                      ========       ========        ========         ========        ========
            Diluted..........................           18,666         22,243          23,580           24,580          26,261
                                                      ========       ========        ========         ========        ========




                                                                               DECEMBER 31,
                                                         -------------------------------------------------------
                                                         1994       1995         1996         1997          1998
                                                         ----       ----         ----         ----          ----
                                                                              (IN THOUSANDS)
       BALANCE SHEET DATA:
       Working capital...........................       $  5,455    $29,063      $31,530      $34,813       $50,608
       Total assets..............................         23,223     47,704       54,176       57,876        81,831
       Capital lease obligations, less current
          portion ...............................             33         51          201          353           544
       Redeemable Series A convertible preferred
          stock .................................          6,976         --           --           --            --
       Stockholders' equity......................          2,755     33,510       37,511       40,672        61,049

                 DENDRITE INTERNATIONAL INC. AND SUBSIDIARIES

ITEM 5B. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

    We succeeded in 1991 to a business founded in 1986 by John E. Bailye, the Company's current President and Chief Executive Officer. The business was established to provide SFE solutions that would enable companies to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the prescription-only pharmaceutical industry. Today, our solutions combine software products with a wide range of specialized support services. These services include software implementation, technical and hardware support and sales force support. We develop, implement and service sales force software products in the United States, Canada, Western Europe, Japan, Australia, New Zealand and Brazil through our own sales, support and technical personnel located in 14 offices worldwide.

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

    The United States, the United Kingdom and France are our main markets. We generated approximately 45% of our total revenues outside the United States during the year ended December 31, 1996; approximately 36% during the year ended December 31, 1997; and approximately 23% during the year ended December 31, 1998. This decrease in the percentage of revenues generated outside the United States during 1998 was principally due to very strong revenue growth in our pharmaceutical and CPG businesses in the United States.

    We bill services provided by our foreign branches and subsidiaries in local currency. License fees for our products are generally billed in U.S. dollars regardless of where they originate. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period.

    Our operating income generated outside the United States is shown in Note 10 of "Notes to Consolidated Financial Statements". Our geographic operating profits are affected primarily by our use of technical and support personnel to support service revenues, costs associated with opening new or expanding existing facilities and our ability to increase service revenues faster than the growth in selling, general and administrative expenses.

    On May 26, 1999, the Company exchanged 1,480,538 shares of its common stock for all of the outstanding shares of common stock of CorNet International, Inc. ("CorNet"). The merger has been accounted for under the pooling-of-interest method. Accordingly, the Company's financial statements have been restated to reflect the pooling of CorNet.

    Separate results of Dendrite International, Inc. and CorNet for the years prior to the consummation of the merger are as follows:

                                                            DENDRITE            CORNET           COMBINED
                                                            --------            ------           --------
                          Year ended December 31,
                            1998
                             Total revenue.........    $  112,518,000     $    18,115,000   $  130,633,000
                             Net income............    $   11,267,000     $     1,492,000   $   12,759,000
                          Year ended December 31,
                            1997
                             Total revenue.........    $   78,446,000     $    12,876,000   $   91,322,000
                             Net income............    $    4,610,000     $       165,000   $    4,775,000
                          Year ended December 31,
                            1996
                             Total revenue.........    $   66,246,000     $    10,637,000   $   76,883,000
                             Net income (loss).....    $   (1,912,000)    $     1,133,000   $     (779,000)


RESULTS OF OPERATIONS

    The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                           ---------------------------
                                                                             1996       1997      1998
                                                                             ----       ----      ----
                           Revenues:
                               License fees...........................        13%        10%       11%
                               Services...............................        87         90        89
                                                                             ---        ---       ---
                                                                             100        100       100
                           Costs of Revenues:
                               Cost of license fees...................         1          2         2
                               Cost of services.......................        49         50        44
                                                                             ---        ---       ---
                                                                              50         52        46
                                                                             ---        ---       ---
                               Gross Margin...........................        50         48        54

                           Operating Expenses:
                               Selling, general and administrative....        37         36        33
                               Research and development...............        10          4         4
                               Write-off in-process research and               3         --         1
                                                                             ---        ---       ---
                           development................................
                                                                              50         40        38
                                                                             ---        ---       ---
                                Operating income (loss)...............        -           8        16
                           Other income...............................         1          1        -
                                                                             ---        ---       --
                                Income (loss) before income taxes.....         1          9        16
                           Income taxes...............................         2          4         6
                                                                             ---        ---       ---
                           Net Income (loss)..........................        (1)%        5%       10%
                                                                             ===        ===       ===

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

YEARS ENDED DECEMBER 31, 1997 AND 1998

    REVENUES. Total revenues increased $39,311,000 or 43% from $91,311,000 in 1997 to $130,633,000 in 1998.

    License fee revenues increased 65% from $9,074,000 in 1997 to $14,955,000 in 1998. This increase was primarily attributable to the recognition of revenue related to license fees from several significant contracts in the pharmaceutical division, sales to new customers in our consumer business division and increased sales of third party software.

    Service revenues increased 41% from $82,248,000 in 1997 to $115,678,000 in 1998. This increase was primarily the result of an increase in our installed base of sales force software products at both new and existing customers, the commencement of major product rollouts, as well as the provision of additional services to our existing customers.

    COST OF REVENUES. Cost of revenues increased $13,365,000 or 29% from 46,836,000 in 1997 to $60,201,000 in 1998.

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

    Cost of services increased 28% from $45,078,000 in 1997 to $57,887,000 in 1998. This increase was primarily due to an increase in staff required to support greater client activity including the use of higher cost consultants and contractors. As a percentage of service revenues, however, cost of services decreased from 50% of service revenues in 1997 to 44% in 1998. This decrease was primarily the result of increased operational efficiencies in 1998 as well as unusually high costs in the first quarter of 1997 associated with the carry-over effect of expenses initially incurred in the fourth quarter of 1996 as discussed under " -- Years Ended December 31, 1996 and 1997 -- Cost of Revenues".

    SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased 32% from $33,305,000 in 1997 to $44,046,000 in 1998. This increase was primarily attributable to increased staff required for sales and support operations. As a percentage of revenue, SG&A expenses decreased from 36% in 1997 to 33% in 1998, due to leveraging the fixed cost elements in general and administrative expenses over a higher revenue base.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 25% from $3,674,000 in 1997 to $4,584,000 in 1998. As a percentage of revenues, research and development expenses remained relatively constant. The increase in research and development expenses during the most recent period was primarily attributable to increased spending on development of our CPG products, the continued development of ForceMultiplieRx and the development of our next generation pharmaceutical sales force software product, ForcePharma. With respect to future research and development expenses, subject to market conditions, we currently anticipate that such expenses will be approximately 4% to 6% of revenues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results -- Our quarterly results of operations may fluctuate significantly and may not meet market expectations" and -- "Factors That May Affect Future Operating Results --We may be unable to successfully introduce new products or respond to technological change".

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

    PROVISION FOR INCOME TAXES. The effective tax rate, excluding the impact of the write-off of in-process research and development which is not tax deductible, was reduced to 40% during 1998 as opposed to 39% during 1997. This decrease was due primarily to the implementation of tax minimization strategies throughout the world.

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

YEARS ENDED DECEMBER 31, 1996 AND 1997

    REVENUES. Total revenues increased $14,439,000 or 19% from $76,883,000 in 1996 to $91,322,000 in 1997.

    License fee revenues decreased 12% from $10,310,000 in 1996 to $9,074,000 in 1997. This decrease was primarily attributable to the recognition of revenue related to license fees for a major European client during 1996, partially offset by the inclusion of $796,000 in revenue associated with the resale of third party software during 1997 versus $112,000 in revenue associated with the resale of third party software during 1996.

    Service revenues increased 24% from $66,573,000 in 1996 to $82,248,000 in 1997. This increase was primarily the result of an increase in our installed base of sales force software products with new and existing customers and the provision of additional services to our existing customers, largely in the U.S., where the service revenue increase was $13,993,000 or 36%.

    COST OF REVENUES. Cost of revenues increased 21% from $38,603,000 in 1996 to $46,838,000 in 1997.

    Cost of license fees increased 111% from $832,000 in 1996 to $1,758,000 in 1997. In 1997, the cost of license fees represents the amortization of capitalized costs of $1,100,000 and third party vendor license fees of $658,000. In 1996, the cost of license fees represents the amortization of capitalized costs of $739,000 and third party vendor license fees of $93,000.

    Cost of services increased 19% from $37,771,000 in 1996 to $45,078,000 in 1997, primarily due to an increase in the number of service representatives and technical staff from the prior year. The increase was necessary to support the increased client activity during the year, and was partially offset by productivity efficiencies at CorNet in 1997. As a percentage of service revenues, cost of services decreased from 56% of service revenues in 1996 to 55% of service revenues in 1997. This decrease was due to certain events which occurred in 1996, including:

    - multiple customer delayed implementations for which we had hired personnel for training, customer service and technical support;

    - costs associated with retaining a significant number of independent contractors to complete client deliverables;

    -    delayed customer license purchase and upgrade decisions; and

    -    increased research and development spending.

As a result of these factors, we incurred a net loss of $2.7 million in the fourth quarter of 1996.

    SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased 17% from $28,519,000 in 1996 to $33,305,000 in 1997. As a percentage of revenue,
SG&A expenses decreased from 37% in 1996 to 36% in 1997. This decrease was attributable to the fixed nature of certain SG&A costs, such as rent and corporate salaries, as revenues increase.

    RESEARCH AND DEVELOPMENT. Research and development expenses decreased 50% from $7,361,000 in 1996 to $3,674,000 in 1997. As a percentage of revenues, research and development expenses decreased from 10% for the year ended December 31, 1996 to 4% for the year ended December 31, 1997. The decrease in research and development expenses in 1997 was consistent with our intentions, as peak development efforts associated with several new software products decreased as these software products neared completion.

    PROVISION FOR INCOME TAXES. The effective tax rate was reduced to 39% for the year ended December 31, 1997 as compared to 44% for the year ended December 31, 1996, excluding the impact of the write-off of in-process research and development which is not tax deductible. The reduction was due to the higher base of net income relative to the amount of non-deductible expenses in the year ended December 31, 1997 as compared to the year ended December 31, 1996.

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

                                                                          QUARTERS ENDED
                                --------------------------------------------------------------------------------------------------
                                 MARCH 31     JUNE 30    SEPT. 30      DEC. 31     MARCH 31      JUNE 30     SEPT. 30      DEC. 31
                                   1997        1997        1997         1997         1998         1998         1998         1998
                                   ----        ----        ----         ----         ----         ----         ----         ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
    License fees............     $  1,711   $  2,216     $  2,404     $  2,743     $  3,273     $  4,735     $  1,621     $  5,326
    Services................       18,165     18,877       21,204       24,002       23,564       27,930       33,314       30,870
                                 --------   --------     --------     --------     --------     --------     --------     --------
                                   19,876     21,093       23,608       26,745       26,837       32,665       34,935       36,196
Costs of Revenues:
    Cost of license fees....          272        392          729          365          361        1,024          379          550
    Cost of services........       11,667     10,262       11,051       12,098       12,270       14,751       16,248       14,618
                                 --------   --------     --------     --------     --------     --------     --------     --------
                                   11,939     10,654       11,780       12,463       12,631       15,775       16,627       15,168
                                 --------   --------     --------     --------     --------     --------     --------     --------
    Gross margin............        7,937     10,439       11,828       14,282       14,206       16,890       18,308       21,028

Operating Expenses:
    Selling, general, and
       administrative.......        7,195      8,488        8,526        9,096        9,374       10,826       11,254       12,592
    Research and development          789        845          800        1,240        1,111        1,094        1,059        1,320
    Write-off of in-process
       research and
       development .........           --         --           --           --           --           --        1,230           --
                                  --------   --------     --------     --------     --------     --------     --------     --------
                                    7,984      9,333        9,326       10,336       10,485       11,920       13,543       13,912
                                 --------   --------     --------     --------     --------     --------     --------     --------
      Operating income (loss)         (47)     1,106        2,502        3,946        3,721        4,970        4,765        7,116
 .
Interest income.............          129        132          100          170          196          215          283          405
Other income (expense)......          (55)       (49)         (99)         (58)        (344)         (30)         120         (212)
                                 --------   --------     --------     --------     --------     --------     --------     --------
    Income (loss) before
      income taxes (benefit)           27      1,189        2,503        4,058        3,573        5,155        5,168        7,309
Income taxes (benefit)......           36        482          998        1,486        1,408        1,949        2,320        2,769
                                 --------   --------     --------     --------     --------     --------     --------     --------
Net income (loss)...........     $     (9)  $    707     $  1,505     $  2,572     $  2,165     $  3,206     $  2,848     $  4,540
                                 ========   ========     ========     ========     ========     ========     ========     ========
Net income (loss) per share:
    Basic...................     $  (0.00)  $   0.03     $   0.06     $   0.11     $   0.09     $   0.13     $   0.12     $   0.19
                                 ========   ========     ========     ========     ========     ========     ========     ========
    Diluted.................     $  (0.00)  $   0.03     $   0.06     $   0.10     $   0.08     $   0.12     $   0.11     $   0.17
                                 ========   ========     ========     ========     ========     ========     ========     ========
Shares used in computing net
 income (loss) per share:
    Basic...................       23,921     23,614       23,673       23,724       23,796       23,890       24,177       24,356
                                 ========   ========     ========     ========     ========     ========     ========     ========
    Diluted.................       23,954     24,274       24,792       24,860       25,537       25,962       26,468       26,745
                                 ========   ========     ========     ========     ========     ========     ========     ========

LIQUIDITY AND CAPITAL RESOURCES

    We have historically financed our operations primarily through cash generated by operations. Net cash provided by operating activities was $27,387,000 for the year ended December 31, 1998, compared to cash provided by operating activities of $4,061,000 for the year ended December 31, 1997. This increase was due primarily to higher net income, as well as more efficient accounts receivable and liability management during the year ended December 31, 1998, compared to the year ended December 31, 1997.

    Cash used in investing activities was $13,370,000 in the year ended December 31, 1998, compared to cash obtained from investing activities of $2,525,000 in the year ended December 31, 1997. This increase was due primarily to the increase in short-term investments as well as the purchase of ABC in the year ended December 31, 1998.

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

    We obtained $2,471,000 of cash from financing activities in the year ended December 31, 1998, compared to the use of $1,286,000 in cash from financing activities in the year ended December 31, 1997. The change in our cash provided from financing activities was due to an increase in the issuance of common stock, primarily from the exercise of employee stock options during the year ended December 31, 1998 and open-market purchases of our common stock during the year ended December 31, 1997.

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

    Our working capital was approximately $34,813,000 at December 31, 1997 and $50,608,000 at December 31, 1998. We have no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases.

    We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments. We currently have no agreements to make any acquisitions.

                                EXHIBIT INDEX



                  10.1     Form of Amendment to Employment Agreements

                  23.1     Consent of Arthur Andersen LLP

                  23.2     Consent of KPMG LLP

                  27.1     Financial Data Schedule

                  27.2     Financial Data Schedule, Restated 1997

                  27.3     Financial Data Schedule, Restated 1998

                  27.4     Financial Data Schedule, Restated March 31, 1999