Form 10-Q
period 1999-09-30
DENDRITE INTERNATIONAL INC
filed 1999-11-15
CIK 880321

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

    [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the quarter ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class          Shares Outstanding at November 12,1999
                        Common Stock          39,143,667

                          DENDRITE INTERNATIONAL, INC.
                                      INDEX

                                                                                           PAGE NO

PART I        FINANCIAL INFORMATION                                                             3

ITEM 1.       Financial Statements (Unaudited)                                                  3

     Consolidated Statements of Operations
       Three months and nine months ended Sept 30, 1999 and 1998                                3

     Consolidated Balance Sheets
       Sept 30, 1999 and December 31, 1998                                                      4

     Consolidated Statements of Cash Flows
       Nine months ended Sept 30, 1999 and 1998                                                 5

     Notes to Consolidated Financial Statements                                                 6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         7

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                       15

PART II       OTHER INFORMATION                                                                16

ITEM 2.       Changes in Securities and Use of Proceeds                                        16

ITEM 5.       Other Information                                                                17

ITEM 6.       Report on Form 8-K                                                               17

Signatures                                                                                     18


PART I       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        Three Months Ended                         Nine Months Ended
                                                           September 30,                             September 30,
                                           ------------------------------------------    -----------------------------------------
                                                         1999                   1998                   1999                  1998
                                           -------------------    -------------------    -------------------    -------------------

Revenues:
   License fees                                       $ 6,891                $ 1,621                $17,692                $9,629
   Services                                            38,855                 33,314                107,539                84,808
                                           -------------------    -------------------    -------------------    ------------------
                                                       45,746                 34,935                125,231                94,437
                                           -------------------    -------------------    -------------------    ------------------

Cost of revenues:
   Cost of license fees                                   535                    379                  1,525                 1,764
   Cost of services                                    18,847                 16,248                 53,072                43,269
                                           -------------------    -------------------    -------------------    ------------------
                                                       19,382                 16,627                 54,597                45,033
                                           -------------------    -------------------    -------------------    ------------------

      Gross margin                                     26,364                 18,308                 70,634                49,404
                                           -------------------    -------------------    -------------------    ------------------

Operating expenses:
   Selling, general and administrative                 14,716                 11,254                 41,740                31,454
   Research and development                             2,393                  1,059                  5,866                 3,264
   Write-off of in-process Research
        And Development                                    -                   1,230                     -                  1,230
   Mergers and acquisitions                                -                      -                   3,466                    -
                                           -------------------    -------------------    -------------------    ------------------
                                                       17,109                 13,543                 51,072                35,948
                                           -------------------    -------------------    -------------------    ------------------

      Operating income                                  9,255                  4,765                 19,562                13,456
Interest income                                           408                    283                  1,266                   694
Other income (expense)                                    (10)                   120                    (92)                 (254)
                                           -------------------    -------------------    -------------------    ------------------
      Income before income taxes                        9,653                  5,168                 20,736                13,896
Income taxes                                            3,475                  2,320                  8,333                 5,677
                                           -------------------    -------------------    ------------------    -------------------

Net income                                             $6,178                 $2,848                $12,403                $8,219
                                           ===================    ===================    ===================    ==================

Net income per share:
   Basic                                                 $.16                   $.08                   $.33                  $.23
                                           ===================    ===================     ==================   ===================

   Diluted                                               $.15                   $.07                   $.31                  $.21
                                           ===================    ===================    ===================    ==================

Shares used in computing net income
per share:
   Basic                                               38,025                 36,265                 37,532                35,931
                                           ===================   ===================    ===================    ==================
   Diluted                                             41,012                 39,702                 40,269                38,983
                                           ===================    ===================    ===================    ==================

The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                   September 30,     December 31,
                                                                                    1999                  1998
                                                                                --------------        --------------

Assets
Current Assets:
    Cash and cash equivalents                                                         $37,664               $32,555
    Short-term investments                                                             15,056                 9,614
    Accounts receivable, net                                                           30,688                20,378
    Prepaid expenses and other                                                          2,886                 3,391
    Prepaid taxes                                                                       2,462                   921
    Deferred tax asset                                                                    675                   675
                                                                                --------------        --------------
        Total current assets                                                           89,431                67,534

Property and equipment, net                                                             9,553                 7,221
Deferred taxes                                                                          1,077                 1,077
Goodwill, net                                                                           9,893                 2,496
Purchased capitalized software, net                                                     2,695                 1,099
Capitalized software development costs, net                                             3,452                 2,404
                                                                                --------------        --------------

                                                                                     $116,101               $81,831
                                                                                ==============        ==============

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                                  $ 3,212               $ 2,249
    Income taxes payable                                                                1,868                 1,036
    Accrued compensation and benefits                                                   6,144                 4,321
    Other accrued expenses                                                              9,406                 7,493
    Deferred revenues                                                                   1,227                 1,827
                                                                                --------------
                                                                                                      --------------
        Total current liabilities                                                      21,857                16,926
                                                                                --------------        --------------

Deferred rent                                                                             200                   392
Capital lease obligation                                                                  232                   544
Deferred taxes                                                                          3,717                 2,920

Stockholders' Equity
    Preferred Stock, no par value, 10,000,000 shares
        authorized, none issued                                                            --                    --
    Common Stock, no par value, 150,000,000 shares
        authorized, 39,589,032 and 37,245,675 shares issued as of
         September 30, 1999 and December 31, 1998, respectively
        and 38,987,532 and 36,644,175 outstanding as of
         September 30, 1999 and December 31, 1998, respectively                        58,037                41,442
    Retained earnings                                                                  36,400                23,998
    Deferred compensation                                                              (1,378)               (1,970)
    Accumulated other comprehensive income                                             (1,037)                 (494)
    Less treasury stock, at cost                                                       (1,927)               (1,927)
                                                                                --------------        --------------

       Total stockholders' equity                                                      90,095                61,049
                                                                                --------------        --------------

                                                                                     $116,101               $81,831
                                                                                ==============        ==============

The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                        Nine Months Ended September 30
                                                                                        -------------------------------
                                                                                           1999               1998
                                                                                           ----              -----
Operating activities:
   Net income                                                                              $ 12,402            $ 8,219
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                         4,009              2,464
        Compensation expense                                                                    663                226
        Tax benefit from employee stock plan                                                  5,869                --
        Write-off in-process research and development                                           --                1,230
        Changes in assets and liabilities:
           (Increase)/decrease in accounts receivable                                        (7,998)            (4,948)
           (Increase)/decrease in prepaid expenses and other                                    681               (543)
           (Increase)/decrease in prepaid income taxes                                       (1,426)                --
           Increase/(decrease) in accounts payable and accrued expenses                       3,614              4,032
           Increase/(decrease) in deferred rent                                                (192)              (142)
           Increase/(decrease) in income taxes payable                                          535                816
           Increase/(decrease) in deferred revenues                                            (725)               498
                                                                                        ------------       ------------

              Net cash provided by operating activities                                      17,432             11,852
                                                                                        ------------       ------------

Investing activities:
    Purchases of short-term investments                                                     (24,916)            (3,942)
    Sales of short-term investments                                                          19,474              5,513
    Purchase of MMI, net of cash acquired                                                    (6,640)              --
    Purchase of ABC and ADEM, net of cash acquired                                              --              (2,295)
    Purchases of property and equipment                                                      (4,513)            (1,752)
    Additions to capitalized software development costs                                      (1,835)            (1,067)
                                                                                        ------------       ------------

              Net cash used in investing activities                                         (18,430)            (3,543)
                                                                                        ------------       ------------

Financing activities:
    Net proceeds from borrowings                                                                --                (930)
    Payments on capital lease obligations                                                      (772)              (159)
    Issuance of Common Stock                                                                  7,220              2,594
                                                                                        ------------       ------------

              Net cash provided by financing activities                                       6,448              1,505
                                                                                        ------------       ------------

Effect of foreign exchange rate changes on cash                                                (341)              --

Net increase/(decrease) in cash and cash equivalents                                          5,109              9,814
Cash and cash equivalents, beginning of period                                               32,555             15,937
                                                                                        ------------       ------------

Cash and cash equivalents, end of period                                                    $37,664           $ 25,751
                                                                                        ============       ============

The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

  The consolidated financial statements of Dendrite International, Inc. and its subsidiaries included in this Form 10-Q are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and nine month periods ended September 30, 1999. For further information, refer to the consolidated financial statements and notes thereto, included in the company's current report on item 5 of Form 10-Q filed on August 16, 1999 and the Annual Report on Form 10-K for the year ended December 31, 1998.

  Our interim operating results may not be indicative of operating results for the full year.

2. Net Income Per Share

  We have presented net income per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98.

  Basic income per share ("Basic EPS") was computed by dividing the net income for each period by the weighted average number of shares of common stock outstanding for each period. Diluted income per share ("Diluted EPS") was computed by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. For the three months ended September 30, 1999 and 1998, common stock equivalents used in computing Diluted EPS were 2,987,000 and 3,437,000, respectively. For the nine months ended September 30, 1999 and 1998, common stock equivalents used in computing Diluted EPS were 2,737,000 and 3,052,000, respectively.


3. Comprehensive Income

  For the three and nine months ended September 30, 1999 and 1998, we engaged in numerous transactions involving foreign currency, which resulted in unrealized gains and losses. Total after-tax comprehensive income for the three months ended September 30, 1999 and 1998 was $6,583,000 and $3,041,000,
respectively. Total after-tax comprehensive income for the nine months ended September 30, 1999 and 1998 was $11,847,000 and $8,172,000, respectively.

4. Merger with CorNet International, Ltd.

  On May 26, 1999, the Company acquired CorNet International, Ltd., ("CorNet") in a transaction accounted for as a pooling of interests. The Company exchanged 1,480,538 of its shares for all outstanding shares of CorNet's common stock. All prior historical consolidated financial statements contained herein have been restated to include the financial positions, results of operations and cash flows of CorNet.

5. Marketing Management International, Inc. Acquisition

  On June 30, 1999, the Company purchased all of the assets and assumed certain liabilities of Marketing Management International, Inc. ("MMI") and certain affiliated companies, for approximately $7,300,000 in cash, which includes estimated transaction costs, and $3,400,000 in stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The excess purchase price over the fair value of the net assets acquired was allocated between capitalized software development costs and goodwill based upon an independent appraisal.

6. Changes in Securities

  On Sept 14, 1999 the Company's board of directors declared a three for two common stock split. The stock split was distributed in the form of a 100% stock dividend to stockholders of record as of September 23, 1999. The dividend was paid on October 7, 1999. Share and per share information included in the accompanying consolidated financial statements have been restated to reflect the stock split.

7. Recently Issued Accounting Pronouncements

  In December 1998, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", which address software revenue recognition as it applies to multiple element arrangements when one or more of the elements has not been delivered. Management does not believe the adoption of SOP 98-9 will have a material effect on the Company's consolidated financial position or results of operations. SOP 98-9 will be effective for all transactions entered into on or after January 1, 2000.


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

OVERVIEW

  We succeeded in 1991 to a business co-founded in 1986 by John Bailye, our current President and Chief Executive Officer. The business was established to provide sales force software products and support services that would enable companies to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the prescription-only pharmaceutical industry. Today, our solutions combine advanced software products with a wide range of specialized support services. These services include software implementation, technical and hardware support and sales force support. We develop, implement and service sales force software products worldwide through our own sales, support and technical personnel located in 17 offices as well as through agents in certain countries where we do not have offices.

  We generate revenues from two sources: support services and license fees. Support services, which account for a substantial majority of our revenues, consist of fees from a wide variety of contracted services, which we make available to our customers, generally under multi-year contracts. We generate implementation fees from services provided to customize, configure and implement sales force software products for our customers. We receive technical and hardware support fees for services related to, among other things, the operation of our customers' server computers, maintenance of our customers' databases, asset control and maintenance for our customers' remote hardware and ongoing technical support. Service revenues also include fees for software maintenance services such as software defect resolution, performance enhancements and, in some cases, product upgrades. We charge fees for these maintenance services based on a percentage of applicable license fees, plus any customization fees. We receive sales force support fees for organizing and managing support of our customers' sales force, including training, telephone support and data analysis services. Ongoing support fees are generally negotiated at the commencement of a contract. However, it is our experience that our larger customers increase the amount of services they purchase from us over time. Fees for these additional services are typically based on the labor and materials used to provide the applicable service.

  We charge our customers license fees to use our proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, the territory covered and the particular software product licensed by the customer.

  License revenue is recognized under SOP 97-2 (see notes to the Financial Statements No. 7). When the Company enters into a license agreement with a customer requiring significant customization of its software products, the Company recognizes revenues related to the license agreement using contract accounting. Historically, most of our customers have requested significant software customization. Management believes that with our newer generation of products some customers will not require customization and therefore we may be able to recognize revenues when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.

  We recognize additional license fees when some customers agree to license additional products or functionality, acquire an upgraded version of Dendrite's software and/or when the maximum permitted number of users or initial geographic coverage is exceeded.

  The United States, the United Kingdom, France and Japan are our main markets. We generated approximately 21% and 19% of our total revenues outside the United States during the three months ended September 30, 1999 and 1998, respectively, and approximately 24% and 23% during the nine months ended September 30, 1999 and 1998, respectively. The Company expects international revenues will continue to account for a substantial portion of total revenues in the future.

  We bill services provided by our foreign branches and subsidiaries in local currency. License fees for our products are generally billed in U.S. dollars regardless of where they originate. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

  REVENUES. Total revenues increased $10.811 million to $45.746 million in the three months ended September 30 1999, up 31% from $34.935 million in the three months ended September 30, 1998.

  License fee revenues increased $5.270 million to $6.891 million in the three months ended September 30, 1999 up 325% from $1.621 million in the three months ended September 30, 1998. License fee revenues as a percentage of total revenues were 15% in the three months ended September 30, 1999 as compared to 5% in the three months ended September 30, 1998. Sales to new pharmaceutical customers, sales force expansions and software upgrades by existing pharmaceutical customers drove the increase in license fee revenues across all regions. The level of license fee revenues in the third quarter of 1998 was unusual because a major client contract expected to be awarded in the third quarter was actually award in the second quarter and usually high service revenues recognized from multiple significant client rollouts.

  Service revenues increased $5.541 million to $38.855 million in the three months ended September 30, 1999 up 17% from $33.314 million in the three months ended September 30, 1998. Service revenues as a percentage of total revenues were 85% in the three months ended September 30, 1999 as compared to 95% in the three months ended September 30, 1998. The increase in the absolute dollar amount of service revenues was primarily the result of an increase in the number of installed users of Dendrite sales force software products at both new and existing customers, as well as the provision of additional services for our existing customers. The decrease on a percentage basis reflects the unusually high volume of services performed in the third quarter of 1998 and unusually low volumes of licenses during the same period. The Company expects the approximate current relationship of license to service revenues to continue in the future.

  COST OF REVENUES. Cost of revenues increased $2.755 million to $19.382 million in the three months ended September 30, 1999 up 17% from $16.627 million in the three months ended September 30, 1998.

  Cost of license fees increased $.156 million to $.535 million in the three months ended September 30, 1999 up 41% from $.379 million in the three months ended September 30, 1998. Cost of license fees in the three months ended September 30, 1999 represents the amortization of capitalized software development costs of $.463 million and third party vendor license fees of $.072 million. Cost of license fees in the three months ended September 30, 1998 represents the amortization of capitalized software development costs of $.332 million and third party license fees of $.047 million.

  Cost of services increased $2.599 million to $18.847 million in the three months ended September 30, 1999 up 16% from $16.248 million in the three months ended September 30, 1998. The absolute dollar amount increase in cost of services was primarily due to an increase in staff required to support higher client activity. As a percentage of service revenues, cost of services remained constant at 49% during both the three months ended September 30, 1999 and 1998.

  The Gross Margin for the three months ended September 30, 1999 was 58%, which is at the low end of the Company's annual targeted Gross Margin. The Company believes that the appropriate targeted gross margins should be between 58%-60%.

  SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $3.462 million to $14.716 million in the three months ended September 30, 1999 up 31% from $ 11.254 million in the three months ended September 30, 1998. As a percentage of revenue, SG&A expenses were constant at 32% during both the three months ended September 30, 1999 and 1998. The increase in the absolute dollar amount of SG&A expenses was primarily attributable to an increase in sales and marketing expenses from both our existing businesses and newly acquired businesses, as well as increases related to additional leased facilities in Morristown, New Jersey. The Company's annual targeted SG&A expenses, as a percentage of total revenues, are 30-32%. The Company is currently within these targets and expects to remain there.

  RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $1.334 million to $2.393 million in the three months ended September 30, 1999 up 126% from $1.059 in the three months ended September 30, 1998. As a percentage of revenues, research and development expenses increased to 5% in the three months ended September 30, 1999 up from 3% in the three months ended September 30, 1998. The increase in research and development expenses during the most recent period was primarily attributable to increased spending on continued development of our laptop pharmaceutical sales force software product. The Company's annual targeted research and development expenses, as a percentage of total revenues, are 4-6%. The Company is currently in the middle range of these targets and expects to remain there.


  WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT. On July 24, 1998, the company acquired 100% of the capital stock of Associated Business Computing, N.V. and an affiliated company (collectively, "ABC"). The company assigned $1,230,000 to in-process research and development and such amount was written-off in the accompanying statement of operations for the three months ended September 30, 1998.

  PROVISION FOR INCOME TAXES. The effective tax rate for the three months ended September 30, 1999 was 36% compared to 45% for the same period of 1998. The reduction is due to the non-deductible nature of the write-off of in-process research and development, which took place in the third quarter 1998, as well as better tax planning strategies in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 and 1998

  REVENUES. Total revenues increased $30.794 million to $125.231 million in the nine months ended September 30, 1999 up 33% from $94.437 million in the nine months ended September 30, 1998.

  License fee revenues increased $8.063 million to $17.692 million in the nine months ended September 30, 1999 up 84% from $9.629 million in the nine months ended September 30, 1998. License fee revenues as a percentage of total revenues were 14% in the nine months ended September 30, 1999 as compared to 10% in the nine months ended September 30, 1998. The increase in license fee revenues spanned all geographies and was primarily driven by pharmaceutical customers.

  Service revenues increased $22.731 million to $107.539 million in the nine months ended September 30, 1999 up 27% from $84.808 million in the nine months ended September 30, 1998. Service revenues as a percentage of total revenues were 86% in the nine months ended September 30, 1999 as compared to 90% in the nine months ended September 30, 1998. The increase in the absolute dollar amount of service revenues was primarily the result of the addition of several new customers, rapid acceptance of the Company's new software products, as well as the provision of additional services to our existing customers.

  COST OF REVENUES. Cost of revenues increased $9.564 million to $54.597 million in the nine months ended September 30, 1999 up 21% from $45.033 million in the nine months ended September 30, 1998.

  Cost of license fees decreased $.239 million to $1.525 million in the nine months ended September 30, 1999 down 14% from $1.764 million in the nine months ended September 30, 1998. The decrease is attributable to a decline of third party license fees of $.448 million partially offset by the increased amortization of capitalized software of $.195 million. Cost of license fees in the nine months ended September 30, 1999 represents the amortization of capitalized software development costs of $1.191 million and third party vendor license fees of $.334 million. Cost of license fees in the nine months ended September 30, 1998 represents the amortization of capitalized software development costs of $.996 million and third party license fees of $.768 million.

Cost of services increased $9.803 million to $53.072 million in the nine months ended September 30, 1999 up 23% from $43.269 million in the nine months ended September 30, 1998. The absolute dollar amount increase in cost of services was primarily due to an increase in staff required to support higher client activity. As a percentage of service revenues, however, cost of services decreased to 49% in the nine months ended September 30, 1999 down from 51% in the nine months ended September 30, 1998. This decrease was primarily the result of increased operational efficiencies in 1999.

  SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $10.286 million to $41.740 million in the nine months ended September 30, 1999 up 33% from $31.454 million in the nine months ended September 30, 1998. This increase was primarily attributable to an increased investment in sales and marketing staff from both existing businesses and newly acquired businesses, as well as increases related to additional leased facilities in Morristown, New Jersey. As a percentage of revenue, SG&A expenses remained relatively constant at 33%.

  RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $2.602 million to $5.866 million in the nine months ended September 30, 1999 up 80% from $3.264 million in the nine months ended September 30, 1998. As a percentage of revenues, research and development expenses increased to 4.7% for the nine months ended September 30, 1999 up from 3.5% for the nine months ended September 30, 1998. The increase in research and development expenses during the most recent period was attributable to increased spending on continued development of our laptop pharmaceutical sales force software products and a new version of our palmtop pharmaceutical sales force software product.

  WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT. On July 24, 1998, the company acquired 100% of the capital stock of Associated Business Computing, N.V. and an affiliated company (collectively, "ABC"). The company assigned $1,230,000 to in-process research and development and such amount was written-off in the accompanying statement of operations for the nine months ended September 30, 1998.

  MERGERS AND ACQUISITIONS. During the second quarter 1999, The Company took a one time expense for the costs related to the acquisition of CorNet and the cancellation of a proposed common stock offering.

  PROVISION FOR INCOME TAXES. The effective rate decreased to 40% in the nine months ended September 30, 1999 from 41% in the nine months ended September 30, 1998. The effective rate for both the nine months ended September 30, 1999 and 1998 include one-time non-deductible charges for tax purposes. Excluding the effect of tax charges, the effective rate decreased to 36% in the nine months ended September 30, 1999 from 37% in the nine months ended September 30, 1998. This decrease is the result of tax planning strategies.


LIQUIDITY AND CAPITAL RESOURCES

  We have historically financed our operations primarily through cash generated by operations. Net cash provided by operating activities was $17.432 million for the nine months ended September 30, 1999 compared to cash provided by operating activities of $11.852 million for the nine months ended September 30, 1998. This increase in cash provided by operating activities was due primarily to higher net income and lower tax payments due to improved tax planning offset by certain other operating activities.

  Cash used in investing activities was $18.430 million in the nine months ended September 30, 1999 compared to cash used in investing activities of $3.543 million, in the nine months ended September 30, 1998. The increase was due primarily to the purchases of additional short-term investments offset by the purchase of MMI, as well as increased purchases of fixed assets.

  We obtained $6.448 million of cash from financing activities in the nine months ended September 30, 1999 compared to $1.505 million of cash from financing activities in the nine months ended September 30, 1998. The change in our cash provided from financing activities was due to an increase in the issuance of common stock primarily from the exercise of employee stock options, during the nine months ended September 30, 1999.

  We maintain a $15.0 million revolving line of credit agreement with The Chase Manhattan Bank. The agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to our net worth as of December 31, 1997 plus 50% of net income earned after March 31, 1998 plus 75 % of the net proceeds of any offerings of new equity interests. This covenant effectively limits the amount of cash dividends we may pay. At September 30, 1999, there were no borrowings outstanding under the agreement and we satisfied all of our covenant obligations.

  At September 30, 1999, our working capital was approximately $67.574 million. We had no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, through at least the next two years.

  We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments.


YEAR 2000 READINESS DISCLOSURE

  The efficient operation of our business is dependent in part on our internal computer software and operating systems (collectively, our "Internal Programs and Systems"). Since 1997, as part of our Year 2000 compliance plan, we have been evaluating our Internal Programs and Systems to identify potential Year 2000 compliance problems. We have tested our Internal Programs and Systems to verify Year 2000 compliance. As a result of the testing, we have determined that some of our Internal Programs and Systems were not Year 2000 compliant. Accordingly, we have modified or replaced these Internal Programs and Systems to make them Year 2000 compliant. Although we believe our internal Year 2000 compliance program has been completed, we are actively monitoring our Internal Program and Systems to determine whether any further modification or replacement of these systems is necessary. We cannot assure that our efforts in this regard have been or will be successful. We are also communicating with our suppliers and others to coordinate Year 2000 conversion and are requesting assurances from all software vendors from which we may purchase or license software that such software will correctly process all date information at all times.

  To date, we have spent approximately $309,830 to evaluate, test and remediate, if necessary, our Internal Programs and Systems for Year 2000 compliance problems. These costs have been funded with cash from our operations. To date, we have not spent any material amount on evaluating the Year 2000 compliance status of our sales force software products licensed to customers. Although we do not anticipate any future material expenditures, our customers may require us to incur additional expenses associated with remediating their software products. We expect that the expenses and capital expenditures associated with achieving Year 2000 compliance will not have a material adverse effect on our business, results of operations or financial condition.

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

  As we continue to assess our state of readiness for January 1, 2000, we are working to formulate a reasonably likely worst case scenario, and to prepare contingency plans, as warranted. In this regard, we expect to spend up to an additional $73,500 through the end of the year in order to purchase generators to provide electrical power in the event of any interruption in the power supply to our facilities throughout the world. For a discussion of the risks associated with the Year 2000, please see the heading under "Factors that May Affect Future Operating Results" entitled "We are exposed to risks associated with the Year 2000."

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

      - Our lengthy sales and implementation cycles make it difficult to predict our quarterly revenues. The selection of a sales force software product often entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer's license of the software. Given the importance of the decision, senior levels of management often are involved and, in some instances, the board of directors may be involved in this process. As a result, the decision-making process for some of our larger customers can take from nine to twelve months, although in some cases it may take even longer. Accordingly, we cannot control or predict the timing of our execution of contracts with customers.

         In addition, for customers with large sales forces, an implementation process of three to nine months is customary before the software is rolled out to its sales force. However, if a customer were to delay or extend its implementation process, our quarterly revenue may decline below expected levels and could adversely affect our results of operations.

      - Our fixed costs may lead to fluctuations in our quarterly operating results if results of revenue fall above or below expectations. We establish our expenditure levels for product development, sales and marketing and some of our other operating expenses based in large part on our expected future revenues and anticipated competitive conditions. In particular, we frequently add staff in advance of new business to permit adequate time for training. If the new business is subsequently delayed or canceled, we will have incurred expenses without the associated revenue. In addition, we may increase sales and marketing expenses if competitive pressures become greater than we currently anticipate. Since only a small portion of our expenses varies directly with our actual revenues, our operating results and profitability are likely to be adversely and disproportionately affected if our revenues fall below expectations.

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

OUR REVENUES WOULD DECLINE AND OUR BUSINESS WOULD BE ADVERSELY AFFECTED BY THE LOSS OF ONE OF OUR CUSTOMERS.

  We derive a significant portion of our revenues from a limited number of customers (considering all affiliates of each customer as part of that customer). Approximately 49%, 51% and 50% of our total revenues in 1998, 1997 and 1996, respectively, came from our top three customers, and the company believes that the relationship will remain relatively consistent in the future. We believe that the costs to our customers of switching to a competitor's software product, or of taking significant system management functions in-house, are substantial. Nevertheless, some of our customers have switched, and in the future other customers may switch, to software products and/or services offered by our competitors. If any of our major customers were to make such a change, our business, operating results or financial condition would be materially and adversely affected.

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


WE ARE EXPOSED TO RISKS ASSOCIATED WITH THE YEAR 2000-YEAR 2000 READINESS DISCLOSURE.

   - Demand for our software products and services may decline before and after the Year 2000. A substantial amount of demand for our software may come from customers in the process of replacing and upgrading software applications to accommodate the change in date to the year 2000. This demand contributed to our 1998 sales growth and as well as our 1999 sales growth. Once customers have completed these activities, we may experience a deceleration in revenue growth. In addition, the expense and time associated with remediation efforts by customers to address Year 2000 compliance problems for software products other than ours may cause our customers to delay the purchase of, or reduce the amount they spend on, our products and services, both before and after January 1, 2000. Such reductions could have a material adverse effect on our business, operating results or financial condition.

   - Our Year 2000 remediation efforts may not be successful. As part of our Year 2000 compliance plan, we have assessed the readiness of our Internal Programs and Systems. We believe our Internal Programs and Systems are substantially Year 2000 compliant. However, if additional defects, including defects in hardware, are identified and if the necessary modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 problem could have a material adverse effect on our business, operating results or financial condition.

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

  In addition, we have historically pursued and will continue to pursue acquisitions of companies with complementary businesses or products. We also have entered and will continue to enter into strategic joint ventures and alliances. There can be no assurance, however, that we will be able to identify attractive opportunities or enter into any such transactions in the future. In addition, as to completed acquisitions, there can be no assurance that we will be able to integrate successfully the acquired entity into our operations.

OUR BUSINESS DEPENDS ON PROPRIETARY TECHNOLOGY THAT WE MAY NOT BE ABLE TO PROTECT COMPLETELY.

  We rely on a combination of trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary technology. We cannot assure you that the steps we take will prevent misappropriation of this technology. Further, protective actions we have taken or will take in the future may not prevent competitors from developing products with features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. We have, on occasion, entered into agreements which require us to place our source code in escrow to secure our service and maintenance obligations.

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

UNIQUE CHARACTERISTICS OF THE CONSUMER PACKAGED GOODS MARKET.

  We market and sell sales force software products and support services to companies in the consumer packaged goods market. The selling environment in this market has unique characteristics that differentiate it from the pharmaceutical market. In addition, we believe that the consumer packaged goods market is composed of sub-markets, each of which has unique characteristics. Accordingly, we cannot assure you that we will be able to replicate in this market the success we have achieved in the ethical pharmaceutical market.


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

  As of September 30, 1999, our investments consisted primarily of commercial paper maturing over the following four months. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 1998 would have decreased by less than $150,000. This estimate assumes that the decrease occurred on the first day of 1998 and reduced the yield of each investment instrument by 100 basis points throughout the year. The impact on our future interest income, of future changes in investment yields will depend largely on the gross amount of our investments. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


PART II  OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

  Changes in Securities

  On Sept 14, 1999 the Company's board of directors declared a three for two common stock split. The stock split was distributed in the form of a 100% stock dividend to stockholders of record as of September 23, 1999. The dividend was paid on October 7, 1999. Share and per share information included in the accompanying consolidated financial statements have been restated to reflect the stock split.

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

Item 5.   Other Information

     (a) None


Item 6.   Report on Form 8-K

     (a) The Company did not file any Reports on Form 8-K during the quarter for which this report is filed.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 15, 1999


                                By: /s/ John E. Bailye
                                ----------------------
                                    John E. Bailye, President and
                                    Chief Executive Officer


                                By: /s/ George T. Robson
                                ----------------------
                                    George T. Robson, Executive Vice President
                                    and Chief Financial Officer