Form 10-K
period 1999-12-31
DENDRITE INTERNATIONAL INC
filed 2000-03-30
CIK 880321

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    Form 10-K

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                    [ ]TRANSITION REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                              Exchange Act of 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of the Common Stock held by nonaffiliates of the registrant was approximately $679,948,122 based upon the closing price of the Common Stock on March 15, 2000, which was $21.00. The number of shares of Common Stock outstanding on that date was 38,957,422.

                       DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                                  10-K PART

Registrant's Notice of Annual Meeting of Shareholders and
Proxy Statement for the 2000 fiscal year expected to be filed           III
on or about April 5, 2000.

Note: The reader should be aware that, unless otherwise indicated, for purposes of this Form 10-K, all share and per share data have been adjusted to reflect a three-for-two stock split of Dendrite's common stock, which became effective on October 8, 1999. Dendrite(R), Catalyst(TM), ForceAnalyzeRx(TM), ForceCompanion(TM), ForceOne(R), ForcePharma (TM), J Force(TM), Medicheck (TM), SalesPlus(TM), ScripMax
        (TM), Series 4(TM), Series 5(TM), Series 6(TM), and Voyager (TM) are either trademarks or registered trademarks of Dendrite International, Inc. All other servicemarks, trademarks and trade names referred to in this prospectus are the property of their respective owners. The Company and any of its U.S. or international subsidiaries are sometimes collectively referred to herein as "Dendrite," "we," "our" or "the Company."

                                     PART I

ITEM 1.   BUSINESS.

GENERAL

    Dendrite International, Inc. is a leading worldwide supplier of a comprehensive range of sales force software products and support services to the pharmaceutical industry. We design, develop and sell comprehensive customer relationship management sometimes called CRM solutions that enable customers to effectively manage the activities of large sales forces in complex selling environments. These solutions also permit customers to coordinate diverse home office functions, such as distribution of product literature, sales call follow-up activities and organization of educational programs.

    Historically, we have focused our solutions on large sales forces within the prescription-only pharmaceutical industry. We believe that our extensive knowledge of the complex and unique selling processes in this industry and our demonstrated ability to meet our customers' business needs have given us a commanding position in this portion of our target market. We are presently the world's largest supplier of customer relationship management solutions to the prescription-only pharmaceutical industry based on the number of sales representatives we support. In the fourth quarter of 1998 we announced our global reach strategy which expanded our target market to mid-size pharmaceutical companies as well as to subsidiaries in emerging markets. Our customers' sales forces now range in size from as few as 50 representatives in smaller European countries to several thousand representatives in the United States.

    Our solutions enable our pharmaceutical customers to maximize the return on the investments made conducting sales calls to physicians and improves the profitability of their operations by allowing them to:

    - analyze prescriber patterns to target physicians to ensure the delivery of the right message at the right time;

    - coordinate the activities and sales call content of multiple sales forces calling on the same physicians;

    - provide integrated data from multiple sources quickly to direct individual sales representatives;

    - provide technical and support services to maximize the selling time of the sales representatives; and

    - provide Internet-based training and meetings to minimize out of territory time of the sales representatives.


    We also supply our solutions to manufacturers of consumer packaged goods. Our consumer packaged goods or CPG products are targeted at manufacturers whose sales representatives call on retail outlets and enable sales representatives to manage all aspects of their call reporting obligations, including the collection of pricing, promotions and product placement information. In addition, our products can integrate sales information from a number of data sources. By using our products, consumer packaged goods manufacturers can measure the effect of their promotions activities and can effectively plan and execute sales strategies in ways that bring them significant competitive benefits.

    Our pharmaceutical customers include: Allergan; Aventis; Block; Bristol-Meyers Squibb; Eli Lilly; Forrest; Johnson & Johnson; Kissei; Novo Nordisk; Parke-Davis; Pfizer; Savage; Searle; SmithKline Beecham; Solvay; Takeda; and 3M. Our customers in the consumer packaged goods market include:
Bacardi-Martini; Federal Express; Gillette; and Rayovac.

    Our current offering of sales force software products includes:
ForcePharma; Catalyst; Voyager; SalesPlus; J Force; Force Companion; Medicheck; ForceOne; ForceAnalyzeRx; ScripMax and WebSessions, each of which is described below under "Products and Services."

    We also offer a broad range of support services that enable our customers to maximize the effectiveness of our software products. These services include software configuration and implementation, technical and hardware support, sales force support and data integration and analysis. We typically provide these services under multi-year agreements.

     We develop and market a comprehensive range of sales force solutions consisting of software products and a wide range of support services. These solutions, among other things, enable our customers to:

     - centralize data to maintain a history of all contacts with each physician;

     - target specific physicians with specific messages;

     - realign sales territories;

     - reallocate sales personnel on a customer or formulary basis;

     - share data among sales representatives calling on the same physician;
       and

     - redeploy sales and marketing resources more rapidly and more precisely.

     Our sales force software products integrate and process large volumes of time-sensitive sales-related data for use in developing sales strategies and campaigns. Our current sales force software product offerings allow customers to select many different combinations of features for different types of sales forces. Our current product offerings typically do not require customization (i.e., modification of source code) in order to be implemented, however, they are generally significantly configured to address data, market and other specific customer requirements.

     We price our sales force software products based on the geographic area in which a customer uses our software product, the software configuration and the total number of users. We also charge additional up front fees to configure and install the software and to train the sales representatives as well as annual fees for continuing services and project specific fees.

PHARMACEUTICAL SALES FORCE SOFTWARE PRODUCTS

     Our pharmaceutical sales force software products are designed to provide information to those involved in sales and sales management and also to other levels within each sales organization including its senior management. For example, information directly related to sales, such as travel and expense reports, may be provided to the finance and personnel departments. Similarly, representatives in the field can provide information concerning a physician that can assist managed care sales personnel. These systems create the linkage which connects a customer's sales and management functions with other business departments.

     We currently offer our pharmaceutical customers 4 primary software products: ForcePharma; Catalyst; SalesPlus; and J Force. We also offer our pharmaceutical customers 3 additional Windows CE(TM)-based software products known as Force Companion, Voyager and Medicheck.

     FORCEPHARMA. ForcePharma is our sales force management software product targeted at large multinational pharmaceutical customers. ForcePharma can be configured to support sales representatives and managers at all levels within a sales organization. The ForcePharma product can also be configured to address a customer's specific business requirements, including the creation of new data structures. New functions, which integrate fully with the existing configuration, can be added over time, therefore allowing the customer to acquire a system that is capable of evolving as the customer's business requirements change. A typical major pharmaceutical customer will select a configuration depending on the structure of the customer's sales force, the geographic region involved and the type of pharmaceutical sales data available. Each function is offered with specific continuing support services. The ForcePharma software product can be combined with a number of our other CRM tools to enhance its value to the customer.

     CATALYST. Our Catalyst product provides a suite of comprehensive SFE tools tailored to the specific needs of mid-size pharmaceutical, medical device, biopharmaceutical, biotechnology, and contract sales organizations. Catalyst's flexible architecture and application development tools permit extensive configuration to meet a customer's unique business requirements and subsequent implementation within condensed time frames. Through the integration of third-party sales data, comprehensive opportunity and contact management functionality and sophisticated targeting capabilities, Catalyst empowers healthcare product sales organizations with critical customer intelligence. Like ForcePharma, Catalyst uses object-oriented programming technology and can be configured for all user levels within a sales organization.

     SALESPLUS. SalesPlus is marketed to mid-tier European pharmaceutical companies. We configure SalesPlus prior to sale, which saves our customers the time and costs associated with configuration. This product is offered to those pharmaceutical customers whose business needs do not require all of the features of the ForcePharma product. Like ForcePharma, this product supports all levels within a sales organization.

     J FORCE. Our J Force product was specifically developed for the Japanese market and contains functionality similar to that of ForcePharma. J Force is highly configured and has graphical user interface and local market requirements that reflect the unique characteristics of the Japanese prescription-only pharmaceutical market.

     FORCE COMPANION. Force Companion, our Windows CE(TM)-based companion software, is designed to work in conjunction with Force Pharma and provides sales representatives with access to critical client information at the point of contact and allows for remote information capture and subsequent synchronization with Force Pharma.

     VOYAGER. Voyager, a Windows CE(TM)-based handheld application provides robust functionality comparable to many laptop applications at a reduced cost. Optimized for growth-focused organizations of all sizes that require greater portability, instant data access and lower cost of hardware ownership, Voyager provides comprehensive functionality, two- or three-tier synchronization capabilities, and a common enterprise architecture with Catalyst. Voyager enables organizations to increase sales effectiveness by delivering and capturing information at the prescriber point of contact and enabling sales representatives to effectively and timely target prescribers.

     MEDICHECK. Medicheck, a Windows CE(TM)-based palm-top solution, is used by pharmaceutical company sales representatives in emerging markets where highly portable, lower cost hardware is essential. The multiple module palm-top system replaces paper based systems and permits information sharing among multiple levels within a sales organization.

     CPG INDUSTRY PRODUCT

     Our CPG software product is generally configured in a manner similar to our pharmaceutical software products.

     FORCEONE. Force One is our sales force software product for the consumer packaged goods or CPG markets and is sold in Europe, the United States and Canada. ForceOne contains most of the same basic features as our ForcePharma product, as well as features specifically created for the CPG industry. ForceOne can be configured to support field sales representatives, their managers and key account managers. The structure of our license, implementation and ongoing service fees for our CPG customers is generally similar to that of our pharmaceutical customers, however, to date this market segment has outsourced very few ongoing support services.

ANALYTICAL TOOLS

     We currently offer certain analytical software and reporting tools under the ForceAnalyzeRx and ScripMax product names, which may be used either with our sales force software products or on a stand-alone basis. These software products allow users to analyze data, such as prescription trends, and produce reports based on the results of these analyses. These products also provide customers with timely information that they can use in developing sales strategies. The custom applications that we design with these products address a wide variety of client business needs including sales, market research, clinical trials, new product launch analyses and sales reporting.

     Additional capabilities of these analytical products include the ability to: predict prescriber switching allowing early intervention to encourage or forestall a change in prescribing behavior; provide detailed analysis of the effectiveness of various promotional activities; provide promotional activity optimization solutions; and deliver the results of such analysis to the user via e-mail or over the Internet.

SERVICES

     Our customers generally enter into agreements covering software implementation, technical and hardware support and sales force support services. We also provide data related services including: data scrubbing; match, merge and purge activities; and a variety of data analysis services. Virtually all customers sign a software maintenance agreement that covers, among other things, software defect resolution.

     For the year ended December 31, 1999, service revenues represented approximately 86% of our total revenues. As a result of providing these ongoing services, we have developed long-term strategic relationships with our customers. For example, it is generally our experience that once we begin supplying SFE solutions to our larger customers, we continue to provide support services to them beyond the expiration of the initial service agreement. In addition, as these relationships develop, our customers generally increase the amount and variety of support services they purchase from us. These relationships have accounted for some of the increase in our service-related revenues.

     The complexity and size of the sales and market research databases being integrated and manipulated by our software products require highly specialized information systems skills, particularly as new sources of data must be integrated. The creation of a customer's database requires loading third party data onto a central server or servers and encoding that data with proprietary Dendrite data links. This encoding process allows the data to be integrated into a functional sales-related database used by our sales force software products. We initially perform these services during installation and, if requested, may continue to manage these information systems over time. Many companies choose not to employ the information systems staff needed to manage these large, complex databases and consider the outsourcing of these tasks to us as both economically and operationally advantageous.

     We offer a full range of support services to all of our customers. However, because customers of our SalesPlus, Medicheck, and ForceOne products often require less functionality, we expect the amount of support services for these customers to be less than the amount provided to customers of our other products.

     The principal categories of services we offer are implementation services, technical and hardware support services and sales force support services.

     IMPLEMENTATION SERVICES. Our implementation services include: the configuration, if applicable, and implementation of our sales force software products to meet customer requirements; creation of the customer's specific version of our data model; creation of the customer's integrated database; the loading of data onto the customer's remote computer hardware and training customer employees on use and capabilities of Dendrite sales force software products.

     TECHNICAL AND HARDWARE SUPPORT SERVICES. Our technical and hardware support service offerings consist of: the management of technical support for Dendrite sales force software products; customization of source code, if applicable, to meet the customer's needs; continued support of the customer's database, including: loading and linking new releases of third party data purchased by the customer; identifying new functional segments for data analysis; providing software defect resolution and issuing performance enhancements; feature changes and, in certain circumstances, new versions of products; operation and maintenance of server computers; providing asset control and maintaining remote computer hardware, including recapture of data on defective equipment and replacement of defective equipment; and developing business interruption plans for management of any unforeseen interference with Dendrite's provision of ongoing support services, including coordinating the retention of a disaster recoverY provider for the customer's servers.

     SALES FORCE SUPPORT SERVICES. Our sales force support services include: project management; providing ongoing training on use and capabilities of Dendrite sales force software products; assisting the customer in planning and executing realignments of sales territories or functional (e.g., formulary-based) segments to allow more effective resource allocation; providing direct customer service telephone support for Dendrite sales force and certain third party software products (available seven days a week and in many foreign languages); providing pro-active prescription data analysis at a territory and physician level to a customer's sales representatives to improve sales and promotional campaigns, and providing data integration and data management services with data our customers obtain from third party sources.

     When a large customer licenses a Dendrite sales force software product, we typically establish an implementation services and ongoing support group focused on that customer, as well as a separate support service group composed of both customer support and technical support personnel who are primarily dedicated to servicing that customer. However, for customers with smaller sales forces or sales forces with specialized needs, such as non-home country language capability, the service group may have responsibility for more than one client.

     Typically, we provide services under a multi-year contract. In North America, we enter into service agreements directly with our customers. Outside North America, we enter into service agreements through our local wholly-owned subsidiary. Depending upon the size of the customer and the scope of services to be performed, a dedicated service group may be comprised of 5 to 100 persons.

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

     Remote databases are stored on laptop and palm-top computers used by sales representatives in the field and updated regularly via modem. Regional sales managers using personal computers may access the server via wide area networks. Our customers are responsible for selecting computer equipment and for deciding when to upgrade or replace it.

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

CUSTOMERS

     Our customers include major multinational pharmaceutical companies, including: Allergan; Aventis; Block; Bristol-Myers Squibb; Eli Lilly;
Johnson & Johnson; Kissei; Novo Nordisk; Parke-Davis; Pfizer; Savage; Searle; Smith-Kline Beecham; Solvay; Takeda; and 3M. In addition, in the CPG market, our customers include: Bacardi-Martini; Federal Express; Gillette; and Rayovac.

     Approximately 37% of our total revenues in 1999 came from Pfizer and Johnson & Johnson. Approximately 49% of our total revenues in 1998 came from Pfizer, Johnson & Johnson and Parke-Davis. Approximately 51% of our total revenues in 1997 came from Pfizer, Johnson & Johnson and Rhone-Poulenc Rorer. The loss of all or a significant part of the business of any of these customers could have a material adverse effect on us.

SALES AND MARKETING

     We actively market our sales force software products and services to prescription-only and over the counter pharmaceutical, medical device, biopharmaceutical, biotechnology and CPG companies worldwide using regional and local sales and marketing personnel. Sales presentations are typically made to the customer's management information services department or sales department. The selection of a sales force software product often entails an extended decision-making process that typically takes nine to eighteen months. This process may involve senior levels of management and, in some cases, the board of directors. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Operating Results -- Our quarterly results of operations may fluctuate significantly and may not meet market expectations -- Our lengthy sales and implementation cycles make it difficult to predict quarterly revenues".

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

     Finally, we have occasionally entered into arrangements with business partners to market our products and/or services jointly. In addition, we occasionally resell computer hardware and third-party software.

COMPETITION

     The current market for sales force software, customer relationship management products and support services is highly competitive. Many companies offer sales force automation or SFA and SFE products and/or services in the prescription-only pharmaceutical and CPG industries. We believe that there are approximately eight other companies that sell sales force software products and specifically target the pharmaceutical industry, including:

     -     three competitors that are actively selling in more than one country;
           and

     -     two competitors that also offer sales force support services.

     SFA software products differ greatly in terms of functionality, flexibility and the type of hardware platform supported. Vendors of SFA software products also generally do not provide support services to the same extent as SFE or CRM vendors. We believe that our sales force software products and support services offer customers a more comprehensive solution than SFA software products. We believe that potential competitors must incur significant expense in order to develop an integrated, configurable solution for the problems presented by complex multinational selling environments. While we believe SFA software products are less compelling solutions, these software products, nonetheless, often cost less than SFE or CRM solutions. We also face competition from many vendors that market and sell SFA and sales force software products and services in the CPG market. In addition, we also compete with many companies that provide support services similar to our services.

     Our sales force products and services compete with others principally on the basis of the following factors:

     -        product flexibility and configuration;

     -        platform configuration;

     -        name recognition;

     -        global competence;

     -        service standards;

     -        breadth of customer base; and

     -        technical support and service.

     We believe our solutions compete favorably with respect to these factors, and that we are positioned to maintain our market leadership position through innovative new product and application developments and continued focus on support services. Some of our existing competitors, as well as a number of potential market entrants, have larger technical staffs, larger marketing and sales organizations and greater financial resources than we do.

     In the prescription-only pharmaceutical vertical market, two of our competitors, IMS Health Strategic Technologies and TVF (Cegedim), own and control, either directly or through affiliated entities, proprietary data collection systems. It may be possible for a competitor to gain a competitive advantage in the pricing of its sales force software products with respect to customers who are interested in purchasing the data it or its affiliates collect. In addition, as new data sources emerge, companies providing such data may enter the market and provide solutions to our customers directly.

     We believe that competition will increase as new competitors enter the market to supply sales force software products and/or services and as existing competitors expand their product lines, consolidate or offer more compelling solutions. We also expect that we may encounter additional competition in the future from firms offering outsourcing of information technology services and from vendors of software products providing specialized applications not offered by us, including enterprise resource planning vendors and data base vendors. We also may face competition from CRM vendors who do not currently compete in our vertical market. We also face potential competition from our current customers and potential customers who may elect to design and install or to operate their own sales force management systems.

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

EMPLOYEES

     As of December 31, 1999, we employed 1,333 employees: 962 in the United States and Canada; 247 in Europe; 56 in the Pacific Rim; and 68 in Latin America.

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

ADDITIONAL INFORMATION

     For additional information regarding the Company's business, see Item 7 of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  PROPERTIES.

     We lease a 101,500 square foot building, which serves as our corporate headquarters in Morristown, New Jersey; a 31,575 square foot building in Stroudsburg, Pennsylvania, which houses customer support personnel; 26,280 square feet of office space in Basking Ridge, New Jersey, which houses customer support personnel; a 10,000 square foot building in Stroudsburg, Pennsylvania which serves as a hardware repair and maintenance facility; 9,490 square feet of office space in Durham, North Carolina, which houses customer support personnel; a 5,000 square foot warehouse in Somerset, New Jersey; and a 120 square foot office in Newark, Delaware. We also lease a total of 57,670 square feet in fifteen locations in Australia, Belgium, Brazil, Canada, Ecuador, France, Germany, Hungary, Italy, Japan, Mexico, New Zealand, Spain and the United Kingdom for local management, sales offices and customer support operations. We believe that our existing U.S. corporate facilities will become insufficient for our needs in 2000, but that adequate space will be available as needed.

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


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock, no par value, is quoted on the Nasdaq National Market under the symbol "DRTE". As of March 15, 2000 there were approximately 142 holders of record of our common stock.

     The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported by the Nasdaq National Market System. Such market prices have been adjusted to give retroactive effect to the three-for-two forward stock split of our common stock which became effective on October 8, 1999.


            Period                      High      Low
            ------                    --------   ------
Quarter Ended March 31, 1998........  $10.25     $6.29
Quarter Ended June 30, 1998.........   12.67      8.52
Quarter Ended September 30, 1998....   18.59     10.33
Quarter Ended December 31, 1998.....   19.66     10.83

Quarter Ended March 31, 1999........   21.17     13.63
Quarter Ended June 30, 1999.........   25.33     13.17
Quarter Ended September 30, 1999....   33.67     19.25
Quarter Ended December 31, 1999.....   39.00     25.00

     We have never paid any cash dividends on our common stock and we do not intend to pay any cash dividends on our common stock in the foreseeable future. Our line of credit agreement with The Chase Manhattan Bank, N.A. requires us to maintain a minimum net worth measured quarterly which is equal to our net worth as of December 31, 1997 plus 50% of our net income earned after January 1, 1998 plus 75% of the net proceeds to us of any stock offerings. This covenant effectively limits the amount of cash dividends we may pay. See Note 4 of "Notes to Consolidated Financial Statements" for a discussion of our line of credit agreement.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

SELECTED FINANCIAL DATA


                                                                               YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------------------
                                                 1995             1996               1997               1998            1999
                                              ----------   -----------------  -----------------  -----------------  -----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
     License fees...........................  $   6,961        $  10,310          $   9,074          $  14,955          $   24,244
      Services..............................     53,625           66,573             82,248            115,678             148,441
                                              ---------        ---------          ---------          ---------          ----------
                                                 60,586           76,883             91,322            130,633             172,685
Costs of revenues:
     Cost of license fees...................        712              832              1,758              2,314               2,360
     Cost of services.......................     27,153           37,771             45,078             57,887              72,380
                                              ---------        ---------          ---------          ---------          ----------
                                                 27,865           38,603             46,836             60,201              74,740
                                              ---------        ---------          ---------          ---------          ----------
     Gross margin...........................     32,721           38,280             44,486             70,432              97,945

Operating expenses:
     Selling, general and administrative....     23,073           28,519             33,305             44,046              56,927
     Research and development...............      2,518            7,361              3,674              4,584               7,669
     Mergers and acquisitions...............         --               --                 --                 --               3,466
     Write-off of in-process research and
       Development..........................         --            2,640                 --              1,230                  --
                                              ---------        ---------          ---------          ---------          ----------
                                                 25,591           38,520             36,979             49,860              68,062
                                              ---------        ---------          ---------          ---------          ----------
     Operating income (loss)................      7,130             (240)             7,507             20,572              29,883
Interest income.............................        559            1,168                531              1,099               1,880
Other income (expense)......................        227             (240)              (261)              (466)               (189)
                                              ---------        ---------          ---------          ---------          ----------
     Income (loss) before income taxes......      7,916              688              7,777             21,205              31,574
Income taxes................................      3,082            1,467              3,002              8,446              12,234
                                              ---------        ---------          ---------          ---------          ----------
Net income (loss)...........................  $   4,834        $    (779)         $   4,775          $  12,759          $   19,340
                                              =========        =========          =========          =========          ==========
Net income (loss) per share:
     Basic..................................  $    0.21        $   (0.02)         $    0.13          $    0.35          $     0.51
                                              =========        =========          =========          =========          ==========
     Diluted................................  $    0.14        $   (0.02)         $    0.13          $    0.32          $     0.48
                                              =========        =========          =========          =========          ==========
Shares used in computing net income (loss)
  per share:

     Basic..................................     23,501           35,370             35,601             36,080              37,725
                                              =========        =========          =========          =========          ==========
     Diluted................................     33,365           35,370             36,870             39,392              40,599
                                              =========        =========          =========          =========          ==========


                                                                                    DECEMBER 31,
                                                      --------------------------------------------------------------------
                                                         1995           1996           1997            1998         1999
                                                      ---------    -------------  -------------   -------------  ---------
                                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:

Working capital..................................     $  29,063      $  31,530      $  34,813       $  50,608      $  78,131
Total assets.....................................        47,704         54,176         57,876          81,831        124,720
Capital lease obligations, less current portion..            51            201            353             544            285
Stockholders' equity.............................        33,510         37,511         40,672          61,049        101,116

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" regarding our strategy, future operations, financial position and objectives of management. Those statements in this Form 10-K containing the words "believes," "anticipates," "plans," "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our company and the pharmaceutical and consumer packaged goods industries. All forward-looking statements involve risks and uncertainties, including those risks identified under "Risk Factors," many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-K, as more fully described under "Risk Factors". In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-K, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve our objectives and plans. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

OVERVIEW

     We succeeded in 1991 to a business co-founded in 1986 by John E. Bailye, the Company's current Chairman, President and Chief Executive Officer. The business was established to provide Sales Force Effectiveness or SFE solutions that would enable companies to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the prescription-only pharmaceutical industry. Today, our solutions combine software products with a wide range of specialized support services. These services include software implementation, technical and hardware support and sales force support. We develop, implement and service sales force software products through our own sales, support and technical personnel located in 21 offices worldwide.

     We generate revenues from both services and licenses. Service revenues, which account for a substantial majority of our revenues, consist of fees from a wide variety of contracted services which we make available to our customers, generally under multi-year contracts. We generate implementation fees from services provided to configure and implement the sales force software products for our customers, sometimes as part of longer projects when enhancing customer relationships is our goal. We receive technical and hardware support fees for services related to, among other things, ongoing technical support, maintenance of our customers' databases, operations of our customers' server computers, maintenance for our customers' remote hardware and asset control. Technical and hardware support fees also include fees for software maintenance services such as software defect resolution and performance enhancements. We charge fees for these maintenance services based on a percentage of total license fees plus configuration fees, if any. We receive sales force support fees for organizing and managing support of our customers' sales force, including training, telephone support and data analysis services. Ongoing support fees are generally negotiated at the commencement of a contract. However, it is our experience that our larger customers increase the amount of services they purchase from us over time. Fees for these additional services are typically based on the labor and materials used to provide the applicable service.

     We charge our customers license fees to use our proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, the territory covered and the particular software licensed by the customer.

     The Company generally recognizes license fees as revenue using the percentage of completion method over a period of time that commences with the exceution of a license agreement and ends when the product configuration is complete and it is ready for use in the field. This period of time usually includes initial customization or configuration and concludes with quality assurance and testing. In those historically rare cases when there is no initial customization or configuration the company generally recognizes the license fees from those products upon delivery assuming any services to be provided are not essential to the functionality of the software. Additionally, license revenues will be recognized immediately when user count for previously delivered software increases and/or a third party is used for implementation and configuration. The Company's software licensing agreements provide for a warranty period (typically 180 days from the date of excution of the agreement). The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized ratably over the warranty period. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, the license amount is fixed and determinable and collectability is probable.


     The United States, the United Kingdom, France and Japan are our main markets. We generated approximately 36% of our total revenues outside the United States during the year ended December 31, 1997; approximately 23% during the year ended December 31, 1998; and approximately 24% during the year ended December 31, 1999.

     We bill services provided by our foreign branches and subsidiaries in local currency. License fees for our products are generally billed in U.S. dollars regardless of where they originate. Foreign license fees are shown as United States revenues in Note 10 of "Notes to Consolidated Financial Statements." Operating results generated in local currencies are translated into U.S.
dollars at the average exchange rate in effect for the reporting period.

     Our operating profits by geographic segments are shown in Note 10 of "Notes to Consolidated Financial Statements". Our geographic operating profits are affected primarily by our use of local technical and customer support personnel, costs associated with opening new facilities or expanding existing facilities and our ability to increase service revenues faster than the growth in selling, general and administrative expenses.

MERGERS AND ACQUISITIONS

     We regularly evaluate opportunities to acquire products or businesses that represent strategic enhancements to our operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments. We currently have no agreements to make any acquisitions.

     In accordance with this policy, the Company has engaged in the following acquisitions over the last few years:

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

     On May 27, 1999, the Company exchanged 2,220,807 shares of its common stock for all the outstanding shares of common stock of CorNet International, Ltd. ("CorNet"), a provider of sales force effectiveness solutions for the U.S. pharmaceutical, consumer and business to business markets. The merger has been accounted for under the pooling of interests method. Accordingly, the Company's financial statements have been restated to reflect the acquisition of CorNet under the pooling of interests method.

     On June 30, 1999, the Company purchased all of the assets and assumed certain liabilities, as defined, of Marketing Management International, Inc. and certain affiliated companies (collectively, "MMI"), providers of palm-top software and paper based sales force effectiveness solutions and consulting services to subsidiaries of multinational pharmaceutical companies operating in emerging markets, such as Latin America, Eastern Europe and Southeast Asia. Under the terms of the acquisition agreement, MMI received $6,640,000 in cash, which includes estimated transaction costs, and $3,435,000 in Dendrite common stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The excess purchase price over the fair value of the net assets acquired has been allocated between capitalized software development costs and goodwill based upon an independent appraisal. MMI's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

     On January 6, 2000, the Company purchased all of the assets and assumed certain liabilities, as defined, of Analytika, Inc. ("Analytika"), a provider of advanced analytical products, consulting services and outsourced operations services to the pharmaceutical industry. The final purchase price was approximately $9,000,000 in Dendrite common stock and assumed liabilities, with transaction costs of $400,000. The acquisition will be accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The excess purchase price over the fair value of the net assets acquired will be allocated between capitalized software development costs and goodwill based upon an independent appraisal.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:


                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                        ----------------------------
                                                        1997        1998        1999
                                                        ----        ----        ----
Revenues:
    License fees...................................       10%         11%         14%
    Services.......................................       90          89          86
                                                        ----        ----        ----
                                                         100         100         100
Costs of Revenues:
    Cost of license fees...........................        2           2           2
    Cost of services...............................       50          44          42
                                                        ----        ----        ----
                                                          52          46          44
                                                        ----        ----        ----
    Gross Margin...................................       48          54          56

Operating Expenses:
    Selling, general and administrative............       36          33          33
    Research and development.......................        4           4           4
    Mergers and acquisitions.......................       --          --           2
    Write-off in-process research and development..       --           1          --
                                                        ----        ----        ----
                                                          40          38          39
                                                        ----        ----        ----
     Operating income.........................             8          16          17
Other income.......................................        1          --           1
                                                        ----        ----        ----
     Income before income taxes....................        9          16          18
Income taxes.......................................        4           6           7
                                                        ----        ----        ----
Net Income ........................................        5%         10%         11%
                                                        ====        ====        ===

     Certain reclassifications have been made to prior year amounts to conform with current year presentations. During the second quarter of 1998, we determined that costs associated with certain activities that were previously classified as research and development expense should be classified as cost of services as these expenditures relate to client-specific activities. For consistency of presentation, all prior periods have been reclassified.

YEARS ENDED DECEMBER 31, 1998 AND 1999

     REVENUES. Total revenues increased $42,052,000 to $172,685,000 in 1999, up 32% from $130,633,000 in 1998.

     License fee revenues increased $9,289,000 to $24,244,000 in 1999, up 62% from $14,955,000 in 1998. License fee revenues as a percentage of total revenues were 14% in 1999 as compared to 11% in 1998. This increase was attributable primarily to sales to new pharmaceutical customers, sales force expansions and software upgrades by existing pharmaceutical customers.

     Service revenues increased $32,763,000 to $148,441,000 in 1999, up 28% from $115,678,000 in 1998. Service revenues as a percentage of total revenues were 86% in 1999 as compared to 89% in 1998. The increase in the absolute dollar amount of service revenues was primarily the result of an increase in the number of installed users of Dendrite sales force software products at both new and existing customers, as well as the provision of additional services for our existing customers. The Company expects the approximate current relationship of license to service revenues to continue in the future.

     COST OF REVENUES. Cost of revenues increased $14,539,000 to $74,740,000 in 1999, up 24% from 60,201,000 in 1998.

     Cost of license fees increased $46,000 to $2,360,000 in 1999 up 2% from $2,314,000 in 1998. Cost of license fees for 1999 represents the amortization of purchased software and capitalized software development costs of $1,654,000 and third party vendor license fees of $706,000. Cost of license fees for 1998 represents the amortization of capitalized software development costs of $1,392,000 and third party vendor license fees of $922,000. The increase in the amortization of capitalized software development costs in 1999 was primarily due to the increase in purchased capitalized software associated with the acquisitions of ABC and MMI software development costs in 1999 as compared to 1998.

     Cost of services increased $14,493,000 to $72,380,000 in 1999, up 25% from $57,887,000 in 1998. This increase was primarily due to an increase in staff required to support greater client activity including the use of higher cost consultants and contractors. As a percentage of service revenues however, cost of services decreased from 50% of service revenues in 1998 to 49% in 1999. This decrease was primarily the result of increased operational efficiencies in 1999.

     Total Gross Margin for 1999 rose to 57%, up from 54% in 1998. This increase is due to the improvement in both service and license margins as described above, as well as the higher proportion of license to service revenues in 1999. This is due to the launch of several new products. The Company believes that the appropriate targeted gross margin rate should be between 58%-60%.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $12,881,000 to $56,927,000 in 1999, up 29% from $44,046,000 in 1998.
As a percentage of revenues, SG&A expenses remained constant at 33% for the years ended 1999 and 1998. The increase in the absolute dollar amount of SG&A expenses was primarily attributable to an increase in sales and marketing expenses from both our existing businesses and our newly acquired businesses, as well as increases related to additional leased facilities in Morristown, New Jersey. The Company's annual targeted SG&A expenses, as a percentage of total revenues, are 30-32%.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $3,085,000 to $7,669,000 in 1999 up 67% from $4,584,000 in 1998. The increase in research and development expenses during the most recent period was attributable primarily to increased spending on development of our laptop pharmaceutical sales force software products and a new version of our palmtop pharmaceutical sales force software product. With respect to future research and development expenses, subject to market conditions, we currently anticipate that such expenses will be approximately 4% to 6% of revenues.

     MERGERS AND ACQUISITIONS. During the second quarter 1999, the Company acquired CorNet in a transaction accounted for as a pooling of interests and incurred a one time expense for the costs related to the acquisition and the cancellation of a proposed common stock offering.

     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. On July 24, 1998, we acquired 100% of the capital stock of ABC. We assigned $1,230,000 to in-process research and development and such amount was written-off in the accompanying statement of operations for the three months ended September 30, 1998.

     PROVISION FOR INCOME TAXES. The effective rate decreased to 39% in 1999 from 40% in 1998. The effective rate for both the years ended December 31, 1999 and 1998 included one-time charges, which are not deductible for tax purposes. Excluding the effect of these charges the effective rate would have been reduced to 36% in 1999 from 38% in 1998. This decrease was due to the continued implementation of tax planning strategies throughout the world.

YEARS ENDED DECEMBER 31, 1997 AND 1998

     REVENUES. Total revenues increased $39,311,000 to $130,633,000 in 1998, up 43% from $91,322,000 in 1997.

     License fee revenues increased $5,881,000 to $14,955,000 in 1998, up 65% from $9,074,000 in 1997. This increase was attributable primarily to the recognition of revenues related to license fees from several significant contracts in the pharmaceutical division, sales to new customers in our consumer business division and increased sales of third party software.

     Service revenues increased $33,430,000 to $115,678,000 in 1998, up 41% from $82,248,000 in 1997. This increase was primarily the result of an increase in our installed base of sales force software products for both new and existing customers, the commencement of major product rollouts, as well as the provision of additional services to our existing customers.

     COST OF REVENUES. Cost of revenues increased $13,365,000 to $60,201,000 in 1998, up 29% from $46,836,000 in 1997.

     Cost of license fees increased $556,000 to $2,314,000 in 1998, up 32% from $1,758,000 in 1997. In 1998, the cost of license fees represents the amortization of capitalized costs of $1,392,000 and third party vendor license fees of $922,000. Cost of license fees for 1997 represents the amortization of capitalized costs of $1,100,000 and third party vendor license fees of $658,000. The increase in the amortization of capitalized software development costs in 1998 was due to the increase in gross capitalized software development costs in 1998 as compared to 1997. The increase in third party vendor license fees in 1998 was attributable to the increase in third party software sales in 1998.

     Cost of services increased $12,809,000 to $57,887,000 in 1998, up 28% from $45,078,000 in 1997. This increase was primarily due to an increase in staff required to support greater client activity including the use of higher cost consultants and contractors. As a percentage of service revenues, however, cost of services decreased from 55% of service revenues in 1997 to 50% in 1998. This decrease was primarily the result of increased operational efficiencies in 1998 as well as unusually high costs in the first quarter of 1997.

     The total gross margin for 1998 rose to 54% from 49% in 1997. This increase is primarily attributable to the improved service's margin resulting from increased operational efficiencies in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $10,741,000 to $44,046,000 in 1998 up 32% from $33,305,000 in 1997.
This increase was primarily attributable to increased staff required for sales and support operations. As a percentage of revenue, SG&A expenses decreased from 36% in 1997 to 33% in 1998, due to leveraging the fixed cost elements in general and administrative expenses over a higher revenue base.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $910,000 to $4,584,000 in 1998 up 25% from $3,674,000 in 1997. As a percentage of revenues, research and development expenses remained relatively constant at 4%. The increase in research and development expenses during the most recent period wasprimarily attributable to increased spending on development of our CPG products, the continued development of ForceMultiplieRx and the development of our next generation pharmaceutical sales force software product, ForcePharma. With respect to future research and development expenses, subject to market conditions, we currently anticipate that such expenses will be approximately 4% to 6% of total revenues.

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

     PROVISION FOR INCOME TAXES. The effective tax rate, excluding the impact of the write-off of in-process research and development which is not tax deductible, decreased to 38% for the year ended December 31, 1998 as opposed to 39% during 1997. This decrease was due primarily to the implementation of tax minimization strategies throughout the world.

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


                                                                                 QUARTERS ENDED
                                      ---------------------------------------------------------------------------------------------
                                       MARCH 31     JUNE 30    SEPT. 30     DEC. 31    MARCH 31     JUNE 30    SEPT. 30     DEC. 31
                                         1998        1998        1998        1998        1999        1999        1999        1999
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
    License fees.................     $   3,273   $   4,735   $   1,621   $   5,326   $   4,054   $   6,747   $   6,891   $  6,552
    Services.....................        23,564      27,930      33,314      30,870      33,580      35,104      38,855     40,902
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   --------
                                         26,837      32,665      34,935      36,196      37,634      41,851      45,746     47,454
Costs of Revenues:
    Cost of license fees.........           361       1,024         379         550         398         592         535        835
    Cost of services.............        12,270      14,751      16,248      14,618      16,503      17,722      18,847     19,307
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   --------
                                         12,631      15,775      16,627      15,168      16,901      18,314      19,382     20,142
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   --------
    Gross margin.................        14,206      16,890      18,308      21,028      20,733      23,537      26,364     27,312

Operating Expenses:
    Selling, general and
       administrative............         9,374      10,826      11,254      12,592      12,627      14,397      14,716     15,186
    Research and development.....         1,111       1,094       1,059       1,320       1,638       1,835       2,393      1,803
    Mergers and acquisitions.....            --          --          --          --          --       3,466          --         --
    Write-off of in-process
       research and development..            --          --       1,230          --          --          --          --         --
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   --------
                                         10,485      11,920      13,543      13,912      14,265      19,698      17,109     16,989
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   --------
      Operating income ..........         3,721       4,970       4,765       7,116       6,468       3,839       9,255     10,323
Interest income..................           196         215         283         405         418         440         408        613
Other income (expense)...........          (344)        (30)        120        (212)       (125)         43         (10)       (97)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
    Income before
      income taxes (benefit).....         3,573       5,155       5,168       7,309       6,761       4,322       9,653     10,839
Income taxes (benefit)...........         1,408       1,949       2,320       2,769       2,562       2,296       3,475      3,901
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   --------
Net income ......................     $   2,165   $   3,206   $   2,848   $   4,540   $   4,199   $   2,026   $   6,178   $  6,938
                                      =========   =========   =========   =========   =========   =========   =========   ========
Net income per share:

    Basic........................     $    0.06   $    0.09   $    0.08   $    0.12   $    0.11   $    0.05   $    0.16   $   0.18
                                      =========   =========   =========   =========   =========   =========   =========   ========
    Diluted......................     $    0.06   $    0.08   $    0.07   $    0.11   $    0.11   $    0.05   $    0.15   $   0.17
                                      =========   =========   =========   =========   =========   =========   =========   ========
Shares used in computing net
 income per share:
    Basic........................        35,694      35,835      36,266      36,534      37,026      37,545      38,025     38,305
                                      =========   =========   =========   =========   =========   =========   =========   ========
    Diluted......................        38,306      38,943      39,702      40,118      39,690      40,104      41,012     41,527
                                      =========   =========   =========   =========   =========   =========   =========   ========


LIQUIDITY AND CAPITAL RESOURCES

     We finance our operations primarily through cash generated by operating activities. Net cash provided by operating activities was $31,811,000 for the year ended December 31, 1999, compared to cash provided by operating activities of $27,387,000 for the year ended December 31, 1998. This increase was due primarily to higher net income and by the cash tax benefit provided from the exercise of stock options during the year ended December 31, 1999, compared to the year ended December 31, 1998.

     Cash used in investing activities was $21,916,000 in the year ended December 31, 1999, compared to cash used in investing activities of $13,370,000 in the year ended December 31, 1998. This increase was due primarily to increased purchases of short-term investments as well as the purchase of ABC in the year ended December 31, 1998.

     On January 16, 1997, our Board of Directors (the "Board of Directors" or the "Board") approved a stock buy-back program initially limited to $3,000,000, which, subject to further Board review and approval, could be increased to a maximum of $10,000,000, but not greater than 9% of Dendrite's outstanding shares of common stock. During the twelve month period ending December 31, 1997, Dendrite repurchased 601,500 shares of common stock for a value of $1,927,000. Dendrite did not repurchase any shares of common stock during the year ending December 31, 1998 and 1999.

     We obtained $7,903,000 of cash from financing activities in the year ended December 31, 1999, compared to obtaining $2,471,000 in cash from financing activities in the year ended December 31, 1998. The change in our cash provided from financing activities was due to an increase in the issuance of common stock, primarily from the exercise of employee stock options during the year ended December 31, 1999.

     We maintain a $15.0 million revolving line of credit agreement with The Chase Manhattan Bank, N.A. The agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to our net worth as of December 31, 1999, plus 50% of our net income earned after January 1, 1998 plus 75% of the net proceeds to us of any equity offering. This covenant effectively limits the amount of cash dividends we may pay. At December 31, 1999, there were no borrowings outstanding under the agreement and we satisfied all of our covenant obligations.

     Our working capital was approximately $78,131,000 at December 31, 1999 and $50,608,000 at December 31, 1998. We have no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases.

YEAR 2000 READINESS DISCLOSURE

      We spent approximately $355,000 to evaluate, test and remediate, if necessary, our internal computer software and operating systems, collectively, our Internal Programs and Systems, for Year 2000 compliance problems. These costs were funded with cash from our operations and such costs were expensed or capitalized, depending on the nature of the expenditure. Since January 1, 2000, the Company has not had any Year 2000-related problems associated with its Internal Programs and Systems or software products licensed to its customers, and is not aware of any Year 2000-related problems associated with the systems or software of its vendors, distributors or suppliers. Although the Company expects most material Year 2000 compliance problems to have arisen or occurred on or after January 1, 2000, there can be no assurance, however, that the Year 2000 problem will not adversely affect the Company's business, financial condition, results of operations or cash flows.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

        OUR BUSINESS IS HEAVILY DEPENDENT ON THE PHARMACEUTICAL INDUSTRY

     Most of our sales force software products and services are currently used in connection with the marketing and sale of prescription-only drugs. This market is undergoing a number of significant changes. These include:

- consolidations and mergers which may reduce the number of our existing and potential customers, also could alter implementation or purchase cycles;

- reclassification of formerly prescription-only drugs to permit their over-the-counter sale;

- competitive pressures on our pharmaceutical customers resulting from the continuing shift to delivery of healthcare through managed care organizations; and

- changes in law, such as government mandated price reductions for prescription- only drugs, that affect the healthcare systems in the countries where our customers and potential customers are located.

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

          OUR LENGTHY SALES AND IMPLEMENTATION CYCLES MAKE IT DIFFICULT
                       TO PREDICT OUR QUARTERLY REVENUES

     The selection of a sales force software product often entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer's license of the software. Given the importance of the decision, senior levels of management often are involved and, in some instances, the board of directors may be involved in this process. As a result, the decision-making process typically takes nine to eighteen months, although in some cases it may take even longer. Accordingly, we cannot control or predict the timing of our execution of contracts with customers.

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

   OUR FIXED COSTS MAY LEAD TO FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS
                      IF REVENUES FALL BELOW EXPECTATIONS

     We establish our expenditure levels for product development, sales and marketing and some of our other operating expenses based in large part on our expected future revenues and anticipated competitive conditions. In particular, we frequently add staff in advance of new business to permit adequate time for training. If the new business is subsequently delayed or canceled, we will have incurred expenses without the associated revenues. In addition, we may increase sales and marketing expenses if competitive pressures become greater than we currently anticipate. Since only a small portion of our expenses varies directly with our actual revenues, our operating results and profitability are likely to be adversely and disproportionately affected if our revenues fall below expectations.

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

  WE DEPEND ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

     We derive a significant portion of our revenues from a limited number of customers (considering all affiliates of each customer as part of that customer). Approximately 36% of our total revenues in 1999 came from Pfizer and Johnson & Johnson. Approximately 49% of our total revenues in 1998 came from Pfizer, Johnson & Johnson and Parke-Davis. Approximately 51% of our total revenues in 1997 came from Pfizer, Johnson & Johnson and Rhone-Poulenc Rorer. We believe that the costs to our customers of switching to a competitor's software product, or of taking significant system management functions in-house, are substantial. Nevertheless, some of our customers have switched, and in the future, other customers may switch to software products and/or services offered by our competitors or by in-house staff. If any of our major customers were to make such a change, our business, operating results or financial condition would be materially and adversely affected.

      WE MAY BE UNABLE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS OR RESPOND TO
                              TECHNOLOGICAL CHANGE

     The market for CRM products changes rapidly because of frequent improvements in computer hardware and software technology. Our future success will depend, in part, on our ability to:

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

  INCREASED COMPETITION MAY RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR
                            OUR PRODUCTS AND SERVICES

     We believe there are eight other companies that sell sales force software products that specifically target the pharmaceutical industry, including:

- Three competitors that are actively selling sales force software products in more than one country; and

-   Two competitors that also offer sales force support services.

     We believe the sales force software products and/or services offered by most of our competitors do not address the variety of Pharmaceutical and CPG customer needs that our solutions address. However, these competing solutions may cost less than our solutions. We also face competition from many vendors that market and sell sales force automation and CRM solutions in the consumer packaged goods or CPG market. In addition, we also compete with various companies that provide support services similar to our services. We believe our ability to compete depends on many factors, some of which are beyond our control, including:

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

                 WE MAY FACE RISKS ASSOCIATED WITH ACQUISITIONS

       Our business could be materially and adversely affected as a result of the risks associated with acquisitions. As part of our business strategy, we have acquired businesses that offer complementary products, services, or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business, including:

-   the effect of the acquisition on our financial and strategic position;

-   the failure of an acquired business to further our strategies;

-   the difficulty of integrating the acquired business;

-   the diversion of our management's attention from other business concerns;

-   the impairment of relationships with customers of the acquired business;

-   the potential loss of key employees of the acquired company; and

-   the maintenance of uniform company-wide standards, procedures and policies.

                 These factors could have a material adverse effect on our revenues and earnings. We expect that the consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase a stock or a combination of these. To the extent that we issue shares of stock or other rights to purchase stock in connection with any future acquisition, existing shareholders will experience dilution and potentially decreased earnings per share.

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

     OUR INABILITY TO MANAGE OUR GROWTH COULD ADVERSELY AFFECT OUR BUSINESS

     To manage our growth effectively we must continue to strengthen our operational, financial and management information systems and expand, train and manage our work force. However, we may not be able to do so effectively or on a timely basis. Failure to do so could have a material and adverse effect upon our business, operating results or financial condition.

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

  THERE ARE CHARACTERISTICS IN THE CONSUMER PACKAGED GOODS MARKET THAT DIFFER
                    FROM THE PHARMACEUTICAL MARKET.

     We market and sell CRM solutions to companies in the CPG market. The selling environment in this market has unique characteristics that differentiate it from the pharmaceutical market. In addition, we believe that the CPG market is composed of sub-markets, each of which may have unique characteristics. Accordingly, we cannot assure you that we will be able to replicate in this market the success we have achieved in the ethical pharmaceutical market.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

     Because we have operations in a number of countries and our service agreements in such countries are denominated in a foreign currency, we face exposure to adverse movements in foreign currency exchange rates. As currency rates change, translation of the income statements of our international entities from local currencies to U.S. dollars affects year-over-year comparability of operating results. We do not hedge translation risks because we generally reinvest the cash flows from international operations.

     Management estimates that a 10% change in foreign exchange rates would impact reported operating profit by less than $500,000. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that losses from one area may be offset by gains from another area.

     The introduction of the Euro as a common currency for members of the European Monetary Union took place on January 1, 1999. The eleven participating countries will issue sovereign debt exclusively in Euro and will redenominate outstanding sovereign debt. The legal currencies will continue to be used as legal tender through January 1, 2002, at which point the legacy currencies will be canceled and Euro bills and coins will be used for cash transactions in the participating countries. There can be no assurance that such Euro conversion will not adversely effect our business, financial condition, results of operations or cash flows. We have not determined what impact, if any, the Euro has on our foreign exchange exposure.

INTEREST RATE RISK

     We earn interest income from our larger balances of cash and short term investments. This interest income is subject to market risk related to changes in interest rates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of investment.

     As of December 31, 1999, our investments consisted primarily of commercial paper maturing over the following three months. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average yield of the Company's investments decreased by 100 basis points, our interest income for the year ended December 31, 1999 would have decreased by less than $500,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by 100 basis points. The impact of future changes in investment yields on our future interest income will depend largely on the gross amount of our investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's 1999 Financial Statements, together with the report thereon of Arthur Andersen LLP, are included elsewhere herein. See Item 14 for a list of Financial Statements and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding directors and executive officers of the Company will be set forth in the Registrant's Notice of Annual Meeting of Shareholders and Proxy Statement, expected to be filed on or about April 5, 2000 (the "Proxy Statement"), which information is incorporated herein by reference.

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

     2.     Financial Statement Schedules:

            None.

     3.     Exhibits:

            3.1 Restated Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the "Commission") June 30, 1996)

            3.2 By-laws of the Company, as amended (incorporated herein by reference to the Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, filed with the Commission November 13, 1995)

            4.1 Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, filed with the Commission May 17,
                   1995)

            4.2 Registration Rights Agreement dated October 2, 1991 between the several purchasers named therein and the Company (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

            4.3 Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated herein by reference to Exhibit 4.3 of Amendment 1 to the Company's Registration Statement on Form S-1, filed with the Commission May 17,
                   1995)

            10.1   1992 Stock Plan, as amended*

            10.2 1992 Senior Management Stock Option Plan , as amended*

            10.3   1997 Stock Incentive Plan, as amended*

            10.4 1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, filed with the Commission April 1,
                   1997)*

            10.5 Lease of 1200 Mount Kemble Avenue, Morristown, New Jersey (incorporated herein by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

            10.6 Form of Indemnification Agreement dated as of October 28, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission November 18, 1998)*

            10.7 Amended and Restated Credit Agreement, entered into as of November 30, 1998, between the Company and The Chase Manhattan Bank, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed with the Commission March 26, 1999)

            10.8 Employment Agreement dated March 25, 1997 with John E. Bailye (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A filed with the Commission May 16, 1997)*

            10.9 Employment Agreement dated June 2, 1997 with George T. Robson (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission August 14,1997)*

            10.10 Employment Agreement dated June 9, 1997 with Mark Cieplik (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission August 14, 1997)*

            10.11 Employment Agreement dated July 24, 1997 with Bruce Savage (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission November 14, 1997)*

            10.12 Employment Agreement dated October 1, 1991 with Teresa F. Winslow (incorporated herein by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-1, filed with the Commission February 5, 1996)*

            10.13 Consulting Agreement dated as of January 5, 1998 with Edward Kfoury (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report filed with the Commission May 14, 1998.)

            10.14 Deferred Compensation Plan dated as of September 1,1998 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report filed with the Commission August 14, 1998.)*

            10.15 Deferred Compensation Plan Trust Agreement dated as of September 1, 1998 (incorporated herein by reference to Exhibit 10.2 of the Company's Quarterly Report filed with the Commission August 14, 1998.)*

            21     Subsidiaries of the Registrant

            23.1   Consent of Arthur Andersen LLP

            23.2   Consent of KPMG LLP

            27     Financial Data Schedule

       (b) Reports on Form 8-K.

       The Company filed a current report on Form 8-K on June 1, 1999 pursuant to "Item 5. Other Events." relating to the acquisition of CorNet International Ltd. consummated on May 27, 1999.

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

                          DENDRITE INTERNATIONAL, INC.

Date:  March 30, 2000              By:    /s/ John E. Bailye
                                          ------------------
                                          John E. Bailye
                                          Chief Executive Officer and President

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Name                         Title                                     Date
----                         -----                                     ----
/s/ John E. Bailye           Chief Executive Officer,            March 30, 2000
------------------
John E. Bailye               President and Director
                             (Principal Executive Officer)

/s/ George T. Robson         Executive Vice President            March 30, 2000
--------------------         and Chief Financial Officer
George T. Robson             (Principal Financial Officer
                             and Principal Accounting Officer)

/s/ Bernard M. Goldsmith     Director                            March 30, 2000
------------------------
Bernard M. Goldsmith

/s/ Edward J. Kfoury         Director                            March 30, 2000
--------------------
Edward J. Kfoury

/s/ Paul A. Margolis         Director                            March 30, 2000
--------------------
Paul A. Margolis

/s/ John H. Martinson        Director                            March 30, 2000
---------------------
John H. Martinson

/s/ Terence H. Osborne       Director                            March 30, 2000
----------------------
Terence H. Osborne


                    Report of Independent Public Accountants

To Dendrite International, Inc.:

     We have audited the accompanying consolidated balance sheets of Dendrite International, Inc. (a New Jersey corporation) and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CorNet International, Ltd., a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 2, as of December 31, 1998 and 1997 and for each of the years in the two-year period ended December 31, 1998. Such statements are included in the consolidated financial statements of Dendrite International, Inc. and reflect total assets and total revenues of 9 percent and 14 percent in 1998, and 8 percent and 14 percent in 1997, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for CorNet International, Ltd., is based solely upon the report of the other auditors.

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

     In our opinion, based upon our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Dendrite International, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                         ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
January 21, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CorNet International, Ltd.:

We have audited the accompanying consolidated balance sheets of CorNet International, Ltd. (a Pennsylvania Corporation) as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998, which are not presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, which are not presented herein, present fairly, in all material respects, the financial position of CorNet International, Ltd as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                  KPMG LLP

Allentown, Pennsylvania
February 16, 1999

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  DECEMBER 31,
                                                                             ------------------------
                                                                               1998            1999
                                                                             ---------      ---------
                                ASSETS

CURRENT ASSETS:
     Cash and cash equivalents........................................       $  32,555      $  50,024
     Short-term investments...........................................           9,614         15,151
     Accounts receivable, net.........................................          20,378         29,374
     Prepaid expenses and other.......................................           3,391          3,659
     Prepaid taxes....................................................             921            114
     Deferred tax asset...............................................             675          1,368
                                                                             ---------      ---------
          Total current assets........................................          67,534         99,690
PROPERTY AND EQUIPMENT, net...........................................           7,221         10,249
DEFERRED TAXES........................................................           1,077             --
GOODWILL, net.........................................................           2,496          8,716
PURCHASED CAPITALIZED SOFTWARE, net                                                779          2,399
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net...........................            2724          3,666
                                                                             ---------      ---------
                                                                             $  81,831      $ 124,720
                                                                             =========      =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable.................................................       $   2,249      $   3,735
     Income taxes payable.............................................           1,036             --
     Accrued compensation and benefits................................           4,321          6,000
     Other accrued expenses...........................................           7,493          8,001
     Deferred revenues................................................           1,827          3,822
                                                                             ---------      ---------
          Total current liabilities...................................          16,926         21,558
                                                                             ---------      ---------
DEFERRED RENT.........................................................             392             --
                                                                             ---------      ---------
CAPITALIZED LEASE OBLIGATIONS.........................................             544            285
DEFERRED TAXES........................................................           2,920          1,761
                                                                             ---------      ---------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 10,000,000 shares authorized, none
        issued........................................................              --             --
     Common stock, no par value, 150,000,000 shares authorized;
        37,245,675 and 39,042,606 shares issued as of  December 31, 1998 and 1999  respectively; 36,644,175 and 38,441,106 shares outstanding
        as of December 31, 1998 and 1999 respectively ................          41,442         61,550
     Retained earnings................................................          23,998         43,338
     Deferred compensation............................................          (1,970)          (777)
     Accumulated other comprehensive income...........................            (494)        (1,068)
     Less treasury stock, at cost.....................................          (1,927)        (1,927)
                                                                             ---------      ---------
          Total stockholders' equity..................................          61,049        101,116
                                                                             ---------      ---------
                                                                             $  81,831      $ 124,720
                                                                             =========      =========

The accompanying notes are an integral part of these statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------------------
                                                                     1997                   1998                   1999
                                                            ---------------------  ---------------------  ---------------------
REVENUES:
     License fees.........................................        $   9,074              $  14,955              $   24,244
     Services.............................................           82,248                115,678                 148,441
                                                                  ---------              ---------              ----------
                                                                     91,322                130,633                 172,685
                                                                  ---------              ---------              ----------
COSTS OF REVENUES:
     Cost of license fees.................................            1,758                  2,314                   2,360
     Cost of services.....................................           45,078                 57,887                  72,380
                                                                  ---------              ---------              ----------
                                                                     46,836                 60,201                  74,740
                                                                  ---------              ---------              ----------
          Gross margin....................................           44,486                 70,432                  97,945
                                                                  ---------              ---------              ----------
OPERATING EXPENSES:
     Selling, general and administrative..................           33,305                 44,046                  56,927
     Research and development.............................            3,674                  4,584                   7,669
     Write-off of in-process research and development.....               --                  1,230                      --
     Mergers and acquisitions.............................               --                     --                   3,466
                                                                  ---------              ---------              ----------
                                                                     36,979                 49,860                  68,062
                                                                  ---------              ---------              ----------
          Operating income................................            7,507                 20,572                  29,883
INTEREST INCOME...........................................              531                  1,099                   1,880
OTHER (EXPENSE)/INCOME....................................             (261)                  (466)                   (189)
                                                                  ---------              ---------              ----------
          Income (loss) before income taxes...............            7,777                 21,205                  31,574
INCOME TAXES..............................................            3,002                  8,446                  12,234
                                                                  ---------              ---------              ----------
NET INCOME ...............................................        $   4,775              $  12,759              $   19,340
                                                                  =========              =========              ==========
NET INCOME  PER SHARE:
     Basic................................................        $    0.13              $    0.35              $     0.51
                                                                  =========              =========              ==========
     Diluted..............................................        $    0.13              $    0.32              $     0.48
                                                                  =========              =========              ==========
SHARES USED IN COMPUTING NET INCOME PER SHARE:
     Basic................................................           35,601                 36,080                  37,725
                                                                  =========              =========              ==========
     Diluted..............................................           36,870                 39,392                  40,599
                                                                  =========              =========              ==========

The accompanying notes are an integral part of these statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                              ACCUMULATED
                                     COMMON STOCK                               OTHER                                   TOTAL
                                     ------------   RETAINED    DEFERRED    COMPREHENSIVE  COMPREHENSIVE  TREASURY  STOCKHOLDERS'
                                   SHARES   DOLLARS  EARNINGS  COMPENSATION      INCOME        INCOME        STOCK      EQUITY
                                   -------  -------  --------   -----------      ------        ------        -----      ------
BALANCE, DECEMBER 31,
1996.............................  35,699   $32,726  $ 6,464       $(1,227)     $  (453)                    $    --    $ 37,510
    Issuance of common stock.....     500       616       --           (20)          --                          --         596
    Amortization of deferred
      Compensation...............      --        --       --           106           --                          --         106
    Purchase of 601,500 shares
      of treasury stock..........    (602)       --       --            --           --                      (1,927)     (1,927)
  Comprehensive income:
    Net income...................      --        --    4,775            --           --        $4,775            --       4,775
    Other comprehensive
      income:
        Currency translation
          Adjustment.............      --        --       --            --         (388)         (388)           --        (388)
        Comprehensive income.....                                                              $4,387
                                   ------    ------   ------        ------       ------        ======        ------      ------
BALANCE, DECEMBER 31, 1997.......  35,597    33,342   11,239        (1,141)        (841)                     (1,927)     40,672
    Issuance of common stock.....   1,047     6,740       --        (1,257)          --                          --       5,483
    Amortization of deferred
      Compensation...............      --        --       --           428           --                          --         428
    Stock option income
      tax benefits...............             1,360       --            --                                       --       1,360
  Comprehensive income:
    Net income...................      --        --   12,759            --           --       $12,759            --      12,759
    Other comprehensive
      Income:
        Currency translation
          Adjustment.............      --        --       --            --          347           347            --         347
        Comprehensive income.....                                                             $13,106
                                   ------    ------   ------        ------       ------       =======        ------      ------
BALANCE, DECEMBER 31, 1998.......  36,644    41,442   23,998        (1,970)        (494)                     (1,927)     61,049
    Issuance of common stock.....   1,797    11,621       --           899                                               12,520
    Amortization of deferred
      Compensation...............      --        --       --           294                                       --         294
    Stock option income
      tax benefits...............      --     8,487       --          ----                                       --       8,487
  Comprehensive income:
    Net income...................      --        --   19,340            --           --       $19,340            --      19,340
    Other comprehensive
        Income:
         Currency translation
          Adjustment.............      --       --       --            --          (574)         (574)          --        (574)
       Comprehensive income......
                                   ------    ------   ------        ------       ------                      ------      ------
BALANCE, DECEMBER 31,
 1999............................  38,441   $61,550  $43,338       $  (777)     $(1,068)      $18,766       $(1,927)   $101,116
                                   ======   =======  =======        ======     ========       =======      ========    ========

The accompanying notes are an integral part of these statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                              YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------------------------
                                                                                  1997                 1998                 1999
                                                                               ---------            ---------             ---------
OPERATING ACTIVITIES:
  Net income............................................................       $   4,775            $  12,759            $   19,340
  Adjustments to reconcile net income to net cash provided by  (used in)
  operating activities:
     Depreciation and amortization......................................           3,417                4,197                 6,118
     Compensation expense...............................................              --                   --                   688
     Deferred income taxes (benefit)....................................             749                   25                    24
     Tax benefit from employee stock options                                          --                1,360                 8,487
     Write-off of in-process research and development...................              --                1,230                    --
     Changes in assets and liabilities, net of effect from acquisition:
       (Increase) decrease in accounts receivable.......................          (5,230)               6,099                (6,047)
       Increase in prepaid expenses and other...........................            (772)                (870)                 (371)
       (Increase) decrease in prepaid income taxes......................           1,397                 (921)                1,052
       Increase in accounts payable and accrued expenses................             922                3,335                 3,136
       Increase (decrease) in deferred rent.............................            (128)                (206)                 (392)
       Increase (decrease) in income taxes payable......................            (378)                  22                (2,219)
       (Increase) decrease in deferred revenues.........................            (691)                 357                 1,995
                                                                               ---------            ---------             ---------
          Net cash provided by operating activities.....................           4,061               27,387                31,811
                                                                               ---------            ---------             ---------
INVESTING ACTIVITIES:
  Purchases of short-term investments...................................          (3,800)             (13,552)              (39,341)
  Sales of short-term investments.......................................           9,266                6,893                33,804
  Purchases of businesses, net of cash acquired.........................              --               (2,295)               (6,640)
  Purchases of property and equipment...................................          (2,022)              (2,779)               (7,512)
  Additions to capitalized software development costs...................            (919)              (1,637)               (2,227)
                                                                               ---------            ---------            -----------
          Net cash provided by (used in) investing activities...........           2,525              (13,370)              (21,916)
                                                                               ---------            ----------           -----------
FINANCING ACTIVITIES:
  Payments on capital lease obligations.................................            (188)                (302)                 (788)
  Purchase of treasury stock............................................          (1,927)                  --                    --
  Issuance of common stock..............................................             596                3,703                 8,691
  Proceeds from bank loan...............................................           5,805                4,625                    --
  Repayments from bank loan.............................................          (5,572)              (5,555)                   --
                                                                               ---------            ---------            ----------
          Net cash provided by (used in) financing activities...........          (1,286)               2,471                 7,903
                                                                               ----------           ---------            ----------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH.........................            (283)                 130                  (329)
                                                                               ----------           ---------            -----------
NET INCREASE (DECREASE) IN CASH.........................................           5,017               16,618                17,469
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............................          10,920               15,937                32,555
                                                                               ---------            ---------            ----------
CASH AND CASH EQUIVALENTS, END OF YEAR..................................       $  15,937            $  32,555            $   50,024
                                                                               =========            =========            ==========

The accompanying notes are an integral part of these statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     Dendrite International, Inc. and Subsidiaries (the "Company") provides comprehensive Sales Force Effectiveness solutions used to manage, coordinate and control the activities of large sales forces in complex selling environments primarily within the ethical pharmaceutical industry. The Company also markets its products in the consumer packaged goods industry. The Company's solutions combine proprietary software products with extensive system support services.

     On May 27, 1999, the Company acquired Cornet International, Ltd ("CorNet") in a transaction accounted for as a pooling of interests (see Note 2). Accordingly, the accompanying financial statements have been restated to reflect the acquisition of CorNet under the pooling of interests method.

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

Revenue Recognition

     The Company generally recognizes license fees as revenue using the percentage of completion method over a period of time that commences with the execution of a license agreement and ends when the product configuration is completed and it is ready for use in the field. This period of time usually includes initial customization or configuration and concludes with quality assurance and testing. In those historically rare cases when there is no initial customization or configuration the company generally recognizes the license fees from those products upon delivery, assuming any services to be provided are not essential to the functionality of the software. Additionally, license revenues will be recognized immediately when user count for previously delivered software increases and/or a third party is used for implementation and configuration. The Company's software licensing agreements provide for a warranty period (typically 180 days from the date of execution of the agreement). The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized ratably over the warranty period. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, the license amount is fixed and determinable and collectability is probable.

     The Company recognizes license fees when it resells certain third party software. The cost of third party software is included in cost of license fees in the accompanying statements of operations. For the years ended December 31, 1997, 1998 and 1999, the Company recorded $796,000, $1,208,000 and $1,640,000, respectively, of license fees and $658,000, $922,000 and $706,000, respectively, of cost of license fees relating to third party software.

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

Deferred Revenues

     Deferred revenues represent amounts collected from or invoiced to customers in excess of revenues recognized. This predominantly occurs in two situations A) Annual billings of software maintenance fees and B) Upfront billings of license fees that are recognized over time. The value of deferred revenues will increase and decrease based on the timing of invoices and recognition of license revenues.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental Cash Flow Information

     For the years ended December 31, 1997, 1998 and 1999, the Company paid interest of $85,000, $86,000 and $42,000. For the years ended December 31, 1997, 1998 and 1999, the Company paid income taxes of $1,273,000, $7,776,000 and $5,828,000, respectively.

     The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisitions discussed in Note 2:


                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                              1998                      1999
                                                          ------------              -------------
Noncash assets:
  Accounts receivable.............................        $    301,000              $   1,826,000
  Prepaid expenses................................              59,000                         --
  Property and equipment..........................             408,000                         --
  Capitalized software development costs..........             850,000                  1,989,000
  Goodwill........................................           2,226,000                  7,235,000
                                                          ------------              -------------
                                                             3,844,000                 11,050,000
Assumed liabilities:
  Accounts payable................................            (294,000)                  (243,000)
  Income taxes payable............................            (121,000)                   (39,000)
  Other accrued expenses..........................            (396,000)                  (300,000)
  Deferred revenues...............................            (107,000)                  (393,000)
  Deferred taxes..................................            (323,000)                        --
                                                          ------------              -------------
     Net noncash assets acquired..................           2,603,000                 10,075,000
Write-off of in-process research and development..           1,230,000                         --
Purchase price paid in stock......................          (1,538,000)                (3,435,000)
                                                          ------------              -------------
Cash paid, net of cash acquired...................        $  2,295,000              $   6,640,000
                                                          ============              =============

Short-Term Investments

     The Company follows SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company invests in highly rated corporate bonds and municipal bonds. At December 31, 1998 and 1999, all marketable securities have been classified as available-for-sale. Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses, computed using specific identification, and declines in value determined to be permanent are recognized in the statement of operations.

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

Capitalized Software Development Costs and Purchased Capitalized Software

     In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or a detailed working program design, to the point in time that the product is available for general release to customers. Capitalized software development costs are amortized on a product by product basis over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated economic lives of the products (no longer than four years), beginning with the release to the customer. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of December 31, 1999, management believes that no revisions to the remaining useful lives or write-down of capitalized development costs is required.

     Capitalized software development costs are net of accumulated amortization of $4,362,000 and $5,647,000 at December 31, 1998 and 1999, respectively. The Company capitalized software development cost of $919,000, $1,637,000 and $2,227,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Amortization of capitalized software development costs for the years ended December 31, 1997, 1998 and 1999, was $1,100,000, $1,321,000 and $1,285,000,
respectively and is included in cost of license fees in the accompanying consolidated statements of operations.

     In connections with certain business acquisitions, the Company has purchased software that was determined to have reached technological feasibility. During 1998 the Company purchased $850,000 of capitalized software in connection with the acquisition of Associated Business Computing N.V. and an affiliated company (collectively, "ABC"). During 1999, the Company purchased $1,989,000 of capitalized software in connection with the acquisition of Marketing Management International, Inc. and subsidiaries (collectively, "MMI").

     Capitalized software from the acquisition of other companies is net of accumulated amortization of $71,000 and $440,000 at December 31, 1998 and 1999 respectively. Purchased capitalized software is being amortized on a straight-line basis over a period ranging from five to seven years. Amortization of purchased capitalized software for the years ended December 31, 1998 and 1999 was $71,000 and $369,000, respectively, and is included in cost of license fees in the accompanying consolidated statement of operations.

     In aggregate capitalized software development costs are net of accumulated amortization of $4,433,000 and $6,087,000 at December 31, 1998 and 1999,
respectively. In aggregate amortization of capitalized software development costs for the years ended December 31, 1997, 1998, and 1999, was $1,100,000 $1,392,000 and $1,654,000, respectively.

Goodwill

     Goodwill of $10,322,000 is being amortized on a straight-line basis over five to seven years (see Note 2). Amortization of goodwill for the years ended December 31, 1997, 1998 and 1999 was $172,000, $305,000 and $1,015,000,
respectively.

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

     At December 31, 1999, there were approximately $4,891,000 of accumulated undistributed earnings of subsidiaries outside the United States that are considered to be reinvested indefinitely. If such earnings were remitted to the Company, applicable U.S. federal income and foreign withholding taxes may be partially offset by foreign tax credits.

Major Customers

     In the year ended December 31, 1997, the Company derived approximately 28% and 13% of its revenues from its two largest customers. In the year ended December 31, 1998, the Company derived approximately 31%, and 11% of its revenues from its two largest customers, both of which were among the Company's largest customers in 1997. In the year ended December 31, 1999, the Company derived approximately 26%, and 11% of its revenues from its two largest customers, both of which were among the Company's largest customers in 1997 and 1998.

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

     Basic income per share (Basic EPS) was computed by dividing the net income for each year by the weighted average number of shares of common stock outstanding for each year. Diluted income per share (Diluted EPS) was computed by dividing net income for each year by the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

     The computation of shares used for Basic EPS and Diluted EPS is as follows:


                                                              YEAR ENDED DECEMBER 31,
                      ---------------------------------------------------------------------------------------------------
                                             1997                                               1998
                      ------------------------------------------------     ----------------------------------------------
                            INCOME
                             LOSS            SHARES          PER-SHARE       INCOME            SHARES         PER-SHARE
                          (NUMERATOR)     (DENOMINATOR)       AMOUNT       (NUMERATOR)      (DENOMINATOR)      AMOUNT
                          -----------     -------------     ----------     -----------      -------------    ------------
Net income.........        $  4,775                                         $ 12,759
Basic EPS..........                          35,601          $0.13                             36,080         $0.35
Effect of dilutive
  securities
  Stock options....                           1,269                                             3,312
                                            -------                                           -------
Diluted EPS........                          36,870          $0.13                             39,392         $0.32
                                            =======          =====                            =======         =====


                                                 1999
                         -----------------------------------------------------
                           INCOME                SHARES             PER-SHARE
                         (NUMERATOR)          (DENOMINATOR)          AMOUNT
                         -----------          -------------        -----------
Net income.........       $  19,340
Basic EPS..........                                 37,725             $0.51
Effect of dilutive
  securities
  Stock options....                                  2,874
                                                     -----
Diluted EPS........                                 40,599             $0.48
                                                    ======              ====

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

Recapitalization

     In August 1998 and October 1999, the Company amended its articles of incorporation to reflect a 2-for-1 and 3-for-2 forward stock split, respectively, of its common shares and to change the number of authorized common shares to 150,000,000. All references in the consolidated financial statements to the number of shares and to per share amounts have been retroactively restated to reflect these changes.

Reclassifications

     Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2.  ACQUISITIONS:

     On July 24, 1998, the Company acquired 100% of the capital stock of Associated Business Computing, N.V. and an affiliated Company (collectively, "ABC") for approximately $4,013,000 and transaction costs of $150,000. The purchase was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets and liabilities assumed of ABC based on their respective fair market values at the acquisition date. The excess of purchase price over the fair value of net assets acquired was assigned to identifiable intangibles. The Company assigned $1,230,000 to in-process research and development and such amount was written-off in the accompanying consolidated statements of operations. The Company also recorded $2,226,000 as goodwill and $850,000 as capitalized software. ABC's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

     On May 27, 1999, the Company exchanged 2,220,807 shares of its common stock for all the outstanding shares of common stock of CorNet. The merger has been accounted for under the pooling-of-interest method. Accordingly, the Company's financial statements have been restated to reflect the acquisition of CorNet under the pooling of interests method.

     Separate results of Dendrite International, Inc. and CorNet for the three month period and two years prior to the consummation of the merger are as follows:

                                                        Dendrite               Cornet              Combined
                                                  ----------------------------------------------------------------
Three months ended March 31, 1999 (unaudited)
Total Revenue                                     $      32,402,000      $     5,232,000      $     37,634,000
Net Income                                        $       3,688,000      $       511,000      $      4,199,000
Year ended December 31, 1998
Total  revenue                                    $     112,518,000      $    18,115,000      $    130,633,000
Net income                                        $      11,267,000      $     1,492,000      $     12,759,000
Year ended December 31, 1997
Total  revenue                                    $      78,446,000           12,876,000      $     91,322,000
Net income                                        $       4,610,000      $       165,000      $      4,775,000

     On June 30, 1999, the Company purchased all of the assets of Marketing Management International, Inc. ("MMI"), as well as assumed certain liabilities, as defined, for $6,640,000 in cash, which includes estimated transaction costs, and $3,435,000 in stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The excess purchase price over the fair value of the net assets acquired will be allocated between capitalized software development costs and goodwill based upon an independent appraisal. The Company recorded $7,235,000 as goodwill and $1,989,000 as capitalized software. MMI's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

3.     PROPERTY AND EQUIPMENT:


                                                           DECEMBER 31,
                                                -----------------------------------
                                                    1998                  1999
                                                -------------         -------------
Computer hardware and other equipment.....      $  10,596,000         $  15,312,000
Furniture and fixtures....................          2,188,000             2,590,000
Leasehold improvements....................          2,028,000             2,420,000
                                                -------------         -------------
Gross Property and Equipment                       14,812,000            20,322,000
Less -- Accumulated depreciation and
  amortization............................         (7,591,000)          (10,073,000)
                                                -------------         -------------
                                                $   7,221,000         $  10,249,000
                                                =============         =============

4.  REVOLVING LINE OF CREDIT:

     During the year ended December 31, 1998, the Company amended its revolving line of credit agreement with a bank which provides for borrowings of up to $15,000,000 and is available to finance working capital needs and possible future acquisitions. The agreement requires, among other covenants, that the Company maintain a minimum consolidated net worth, measured quarterly, which is equal to the Company's net worth as of December 31, 1997 plus 50% of the Company's net income earned after January 1, 1998, and 75% of the net proceeds of any stock offerings. This covenant has the effect of limiting the amount of cash dividends the Company may pay. As of December 31, 1999, approximately $37,400,000 was available for the payment of dividends under this covenant. The line of credit expires on November 30, 2001. The Company has never had any borrowings under this revolving line of credit.

      In addition, CorNet maintained a line of credit with a bank which permitted short term borrowings up to $1,500,000. Interest expense for this line of credit for the years ended December 31, 1997, 1998 and 1999 was $45,000, $35,000 and $42,000, respectively. This line of credit expired on June 30, 1999 and was not renewed.

5.  INCOME TAXES:

     The components of income before income taxes were as follows:


                                       YEAR ENDED DECEMBER 31,
              -------------------------------------------------------------------------
                        1997                     1998                     1999
              -----------------------  -----------------------  -----------------------
 Domestic...       $   6,226,000             $20,765,000             $  29,663,000
 Foreign....           1,551,000                 440,000                 1,911,000
                   -------------             -----------             -------------
                   $   7,777,000             $21,205,000             $  31,574,000
                   =============             ===========             =============

The components of income taxes were as follows:


                                                           YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------
                                          1997                      1998                     1999
                                ------------------------  ------------------------ ------------------------
Current Provision:
  Federal.....................         $2,032,000               $  7,797,000             $  9,528,000
  State.......................             31,000                    295,000                1,612,000
  Foreign.....................            190,000                    329,000                1,070,000
                                       ----------               ------------             ------------
                                        2,253,000                  8,421,000               12,210,000
Deferred Provision (Benefit):
  Federal.....................             25,000                   (301,000)                 524,000
  State.......................            376,000                    366,000                   (8,000)
  Foreign.....................            348,000                    (40,000)                (492,000)
                                       ----------               ------------             ------------
                                          749,000                     25,000                   24,000
                                       ----------               ------------             ------------
                                       $3,002,000               $  8,446,000             $ 12,234,000
                                       ==========               ============             ============

     The reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate is as follows:


                                                                            YEAR ENDED DECEMBER 31,
                                                                  ---------------------------------------
                                                                  1997             1998              1999
                                                                  ----             ----              ----
Federal statutory tax rate.................................       34.0%            34.0%             35.0%
Impact of foreign subsidiaries subject to higher (lower) tax
  rates....................................................        0.1               --              (0.3)
State income taxes, net of federal tax benefit.............        4.8              3.8               2.4
Nondeductible expenses.....................................        0.3              0.8               0.8
Write-off of in-process research and development...........         --              2.2                --
Nondeductible pooling costs................................         --               --               2.2
Tax credits utilized.......................................       (0.6)            (1.0)             (1.7)
Other......................................................         --               --               0.3
                                                                  ----             ----              ----
                                                                  38.6%            39.8%             38.7%
                                                                  ====             ====              ====

     The tax effect of temporary differences as established in accordance with SFAS No. 109 that give rise to deferred income taxes is as follows:


                                                          DECEMBER 31,
                                               ---------------------------------
                                                    1998                1999
                                               -------------       -------------
Gross deferred tax asset:
  Depreciation and amortization...........     $     426,000       $     377,000
  Foreign net operating loss..............         1,309,000           1,894,000
  Accruals and revenues not currently
     deductible...........................           301,000           1,026,000
  Other...................................           475,000             145,000
                                               -------------       -------------
                                               $   2,511,000       $   3,442,000
                                               =============       =============
Gross deferred tax liability:
  Capitalized software development costs..     $  (1,357,000)      $  (1,857,000)
  Other...................................        (2,322,000)         (1,978,000)
                                               -------------       -------------
                                               $  (3,679,000)      $  (3,835,000)
                                               =============       =============

     The Company has recorded a deferred tax asset of $1,894,000 reflecting the benefit of approximately $4,600,000 in foreign loss carryforwards, which expire in varying amounts commencing in 2000. Realization is dependent on generating sufficient foreign taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

     Information with respect to the options under the three stock option plans is as follows:


                                                    EXERCISE PRICE       WEIGHTED AVERAGE
                                     SHARES            PER SHARE          EXERCISE PRICE
                                     ------            ---------          --------------

Outstanding December 31, 1996      1,754,550       $ 0.14 - $10.50             $   3.60
  Granted........................  4,460,753       $ 2.09 - $ 6.98                 4.70
  Exercised......................   (394,226)      $ 0.14 - $ 3.33                (0.48)
  Canceled.......................   (335,615)      $ 0.14 - $10.50                (5.94)
                                  ----------       ---------------         ------------
Outstanding December 31, 1997....  5,485,462       $ 0.14 - $10.50                 4.57
  Granted........................  1,888,620       $ 2.09 - $15.15                10.26
  Exercised......................   (837,579)      $ 0.14 - $10.50                (3.73)
  Canceled.......................   (564,841)      $ 0.14 - $10.50                (4.38)
                                  ----------       ---------------         ------------
Outstanding December 31, 1998....  5,971,662       $ 0.14 - $15.15                 6.51
  Grants.........................  2,116,202       $10.97 - $27.88                17.52
  Exercises...................... (1,551,242)      $ 0.14 - $14.92                (4.70)
  Canceled.......................   (278,467)      $ 1.45 - $19.79                (9.13)
                                  ----------       ---------------         ------------
Outstanding December 31, 1999....  6,258,155       $ 0.98 - $27.88                10.56
                                  ==========       ===============         ============

     At December 31, 1999, there were 2,211,088 options exercisable at $0.98-$15.15 per share. The aggregate exercise price of these options was $14,573,707 as of December 31, 1999.

     The Company adopted the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation," effective for the Company's December 31, 1996 financial statements. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost has been computed for the stock option plans based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company's stock. As the exercise price of the stock options equaled the fair value of the Company's stock at the date of option issuance, no compensation cost has been recorded in the accompanying statements of operations. Had compensation cost for the three option plans and the employee stock purchase plan been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:


                                                              YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------------------------------
                                             1997                      1998                      1999
                                   ------------------------  ------------------------  ------------------------
Net income:
  As reported....................        $  4,775,000              $ 12,759,000              $  19,340,000
  Pro forma......................        $  2,473,000              $  6,545,000              $  11,483,000
Basic income per share:
  As reported....................        $        .13              $        .35              $         .51
  Pro forma......................        $        .07              $        .18              $         .30
Diluted income per share:
  As reported....................        $        .13              $        .33              $         .48
  Pro forma......................        $        .07              $        .17              $         .28

     Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted was $4.86, $11.35 and $12.01 for the years ended December 31, 1997, 1998 and 1999, respectively.

     Information with respect to the options outstanding under the three stock option plans at December 31, 1999 is as follows:


                                                           WEIGHTED
                                        WEIGHTED           AVERAGE
                                         AVERAGE           REMAINING          NUMBER
     EXERCISE PRICE                     EXERCISE          CONTRACTUAL        OF VESTED
        PER SHARE          SHARES         PRICE              LIFE             SHARES
-----------------------  ----------  --------------  -------------------  ----------
         $0.98-$2.65        529,010     $ 2.38                 7.38          229,840
         $3.48-$6.42      2,311,653     $ 5.56                 7.58        1,357,749
        $7.83-$10.97        887,316     $ 9.07                 7.91          482,330
       $13.83-$14.92        583,907     $14.19                 8.94           87,433
       $15.08-$16.75      1,405,844     $16.58                 9.27           53,736
       $19.50-$27.85        540,425     $22.84                 9.49                0
       -------------     ----------     ------                 ----        ---------
                          6,258,155     $10.56                 8.28        2,211,088
                         ==========     ======                 ====        =========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1998 and 1999: risk-free interest rates ranging from 5.4% to 6.9% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 4.0 to 6.0 years for the options; and expected volatility of 70%.

EMPLOYEE STOCK PURCHASE PLAN

     In 1997, the Company established an employee stock purchase plan that provides full-time employees the opportunity to purchase shares at 85% of fair value on dates determined by the Board of Directors, up to a maximum 10% of their eligible compensation or $21,250, whichever is less. There were 450,000 shares available for purchase under this plan, of which 63,354, 83,787 and 72,122 were purchased in 1997,1998 and 1999, respectively.

ANNIVERSARY STOCK PLAN

     The Company grants 200 shares of the Company's common stock to all employees who commenced employment prior to December 31, 1998 in July following their fifth anniversary of employment. The cost of the anniversary stock plan is accrued over the employment period of the employees.

7.  SAVINGS AND DEFERRED COMPENSATION PLANS:

     The Company maintains Employee Savings Plans (the "Plans") that cover substantially all of its full-time U.S. and U.K. employees. All eligible employees may elect to contribute a portion of their wages to the Plans, subject to certain limitations. In addition, the Company contributes to the Plans at the rate of 50% of the employee's contributions up to a maximum of 3% of the employee's salary. The Company's contributions to the Plans were $300,000, $416,000 and $492,000 in the years ended December 31, 1997, 1998 and 1999, respectively.

     The Company also maintains a noncontributory pension plan that covers substantially all of its full-time Japanese employees. All contributions to this pension plan are made by the Company in accordance with prescribed statutory requirements. The Company's contributions to the Plan were $76,000, $74,000 and $41,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

8.  COMMITMENTS AND CONTINGENCIES:

     The Company leases office facilities and equipment under various operating leases with remaining noncancelable lease terms generally in excess of one year. Rent expense was $5,237,000, $5,992,000 and $7,390,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Future minimum rental payments at December 31, 1999, on these leases are as follows:

2000........ $   6,639,000
2001........     4,947,000
2002........     2,338,000
2003........     1,470,000
2004........       632,000
Thereafter..       544,000
             -------------
             $  16,570,000
             =============

     From time to time the Company is involved in certain legal actions arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

9. RELATED-PARTY TRANSACTIONS:

     The Company paid approximately $33,000 and $15,000 for the years ended December 31, 1997 and 1999, respectively, to an entity owned by the President and Chief Executive Officer of the Company for rental and usage of an aircraft. There were no payments made to this entity during 1998.

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


                                                 YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------
                                    1997                  1998                  1999
                               -------------      --------------------     --------------
Revenues:
United States.............     $  61,915,000      $        103,765,000     $  138,352,000
All Other.................        29,407,000                26,868,000         34,333,000
                               -------------      --------------------     --------------
                               $  91,322,000              $130,633,000       $172,685,000
                               =============      ====================     ==============
Operating income:
United States.............     $   6,183,000                20,453,000     $   26,893,000
All Other.................         1,324,000                   119,000          2,991,000
                               -------------      --------------------     --------------
                               $   7,507,000      $         20,572,000     $   29,884,000
                               =============      ====================     ==============
Identifiable assets:
United States.............     $  43,150,000      $         67,211,000     $   94,805,000
All Other.................        14,726,000                14,620,000         29,915,000
                               -------------      --------------------     --------------
                               $  57,876,000      $         81,831,000     $  124,720,000
                               =============      ====================     ==============

11.        SUBSEQUENT EVENTS:

     On January 6, 2000, the Company purchased all of the assets and assumed certain liabilities, as defined, of Analytika, Inc. ("Analytika"), a provider of advanced analytical products, consulting services and outsourced operations services to the pharmaceutical industry. The final purchase price was approximately $9,000,000 in stock and assumed liabilities, with transaction costs of $400,000. The acquisition will be accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The excess purchase price over the fair value of the net assets acquired will be allocated between capitalized software development costs and goodwill based upon an independent appraisal.

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

                 4.3 Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated herein by reference to Exhibit 4.3 of Amendment 1 to the Company's Registration Statement on Form S-1, filed with the Commission May 17, 1995)

                10.1        1992 Stock Plan, as amended.

                10.2 1992 Senior Management Stock Option Plan, as amended.

                10.3        1997 Stock Incentive Plan , as amended.

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

                10.6 Form of Indemnification Agreement dated as of October 28, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission November 18,
                            1998)

                10.7 Amended and Restated Credit Agreement, entered into as of November 30, 1998, between the Company and The Chase Manhattan Bank N.A. (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed with the commission March 26, 1999)

                10.8        Employment Agreement dated March 25, 1997 with John
                            E. Bailye (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A filed with the Commission May 16, 1997)

                10.9        Employment Agreement dated June 2, 1997 with George
                            T. Robson (incorporated herein by reference to
                            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission August 14,
                            1997)

               10.10 Employment Agreement dated June 9, 1997 with Mark Cieplik (incorporated herein by reference to Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission August 14, 1997)

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

                  21        Subsidiaries of the Registrant

                23.1        Consent of Arthur Andersen LLP

                23.2        Consent of KPMG LLP

                  27        Financial Data Schedule