Form 10-Q
period 2000-03-31
DENDRITE INTERNATIONAL INC
filed 2000-05-12
CIK 880321

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

         [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                   Class           Shares Outstanding at April 27, 2000
               Common Stock                     39,080,525



                          DENDRITE INTERNATIONAL, INC.

                                      INDEX

                                                                                             PAGE NO

PART I        FINANCIAL INFORMATION                                                             3

ITEM 1.       Financial Statements (Unaudited)                                                  3

     Consolidated Statements of Operations
       Three months ended March 31, 2000 and 1999                                               3

     Consolidated Balance Sheets
       March 31, 2000 and December 31, 1999                                                     4

     Consolidated Statements of Cash Flows
       Three months ended March 31, 2000 and 1999                                               5

     Notes to Unaudited Consolidated Financial Statements                                       6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         7

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                       14

PART II       OTHER INFORMATION                                                                15

ITEM 2.       Changes in Securities and Use of Proceeds                                        15

ITEM 5.       Other Information                                                                15

ITEM 6.       Report on Form 8-K                                                               15

Signatures                                                                                     16

PART I       FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1999            2000
                                                     --------        --------

Revenues:
   License fees                                      $  4,054        $  5,609
   Services                                            33,580          41,453
                                                     --------        --------
                                                       37,634          47,062
                                                     --------        --------

Cost of revenues:
   Cost of license fees                                   398             745
   Cost of services                                    16,503          19,584
                                                     --------        --------
                                                       16,901          20,329
                                                     --------        --------

      Gross margin                                     20,733          26,733
                                                     --------        --------

Operating expenses:
   Selling, general and administrative                 12,627          15,438
   Research and development                             1,638           2,639
                                                     --------        --------
                                                       14,265          18,077
                                                     --------        --------

      Operating income                                  6,468           8,656
Interest income                                           418             760
Other expense                                            (125)             --
                                                     --------        --------
      Income before income taxes                        6,761           9,416
Income taxes                                            2,562           3,390
                                                     --------        --------

Net income                                           $  4,199        $  6,026
                                                     ========        ========

Net income per share:
   Basic                                             $    .11        $    .16
                                                     ========        ========
   Diluted                                           $    .11        $    .15
                                                     ========        ========

Shares used in computing net income per share:
   Basic                                               37,026          38,816
                                                     ========        ========
   Diluted                                             39,690          41,210
                                                     ========        ========


The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                      December 31,       March 31,
                                                                          1999             2000
                                                                        ---------        ---------
Assets
Current Assets:
    Cash and cash equivalents                                           $  50,024        $  62,744
    Short-term investments                                                 15,151            1,157
    Accounts receivable, net                                               29,374           33,605
    Prepaid expenses and other                                              3,659            4,822
    Prepaid taxes                                                             114               --
    Deferred tax asset                                                      1,368            1,368
                                                                        ---------        ---------
        Total current assets                                               99,690          103,696

Property and equipment, net                                                10,249           11,063
Other assets                                                                   --            2,809
Goodwill, net                                                               8,716           13,851
Purchased capitalized software, net                                         2,399            5,001
Capitalized software development costs, net                                 3,666            3,688
                                                                        ---------        ---------

                                                                        $ 124,720        $ 140,108
                                                                        =========        =========

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                    $   3,735        $   2,989
    Income taxes payable                                                       --            1,307
    Accrued compensation and benefits                                       6,000            5,204
    Other accrued expenses                                                  8,001            8,065
    Deferred revenues                                                       3,822            3,925
                                                                        ---------        ---------
        Total current liabilities                                          21,558           21,490
                                                                        ---------        ---------

Capital lease obligations                                                     285              170
Deferred taxes                                                              1,761            1,761

Stockholders' Equity
    Preferred Stock, no par value, 10,000,000 shares
        authorized, none issued                                                --               --
    Common Stock, no par value, 150,000,000 shares
        authorized; 39,042,606 and 39,589,032 shares issued as of
        December 31, 1999 and March 31, 2000  respectively;
        and 38,441,106 and 38,987,532 shares outstanding as of
        December 31, 1999 and March 31, 2000 respectively.                 61,550           71,183
    Retained earnings                                                      43,338           49,364
    Deferred compensation                                                    (777)            (663)
    Accumulated other comprehensive income                                 (1,068)          (1,270)
    Less treasury stock, at cost                                           (1,927)          (1,927)
                                                                        ---------        ---------
       Total stockholders' equity
                                                                          101,116          116,687
                                                                        ---------        ---------

                                                                        $ 124,720        $ 140,108
                                                                        =========        =========

The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                            Three Months Ended March 31,
                                                                            ---------------------------
                                                                                1999            2000
                                                                              --------        --------
Operating activities:
   Net income                                                                 $  4,199        $  6,026
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                            1,123           2,632
        Compensation expense                                                       107             112
        Tax benefit from employee stock plan                                     2,831             932
        Changes in assets and liabilities:
           Increase in accounts receivable                                      (4,346)         (3,812)
           Increase in prepaid expenses and other                                  (91)         (1,146)
           Increase in prepaid income taxes                                     (1,215)           (114)
           Increase/(decrease) in accounts payable and accrued expenses            935          (2,118)
           Decrease in deferred rent                                               (64)             --
           Increase/(decrease) in income taxes payable                            (215)          1,360
           Increase/(decrease) in deferred revenues                              1,399             (21)
                                                                              --------        --------

              Net cash provided by operating activities                          4,663           3,851
                                                                              --------        --------

Investing activities:
    Purchases of short-term investments                                        (10,014)         (1,079)
    Sales of short-term investments                                              8,901          15,145
    Purchase of Analytika, net of cash acquired                                     --          (2,172)
    Investment in Skila, Inc.                                                       --          (2,500)
    Purchases of property and equipment                                         (1,315)         (1,995)
    Additions to capitalized software development costs                           (540)           (465)
                                                                              --------        --------

              Net cash provided by (used in) investing activities               (2,968)          6,934
                                                                              --------        --------

Financing activities:
     Net proceeds from borrowings                                                  515              --
     Payments on capital lease obligations                                        (200)           (115)
     Issuance of Common Stock from exercise of Stock options                     2,995           2,197
                                                                              --------        --------

              Net cash provided by financing activities                          3,310           2,082
                                                                              --------        --------

Effect of foreign exchange rate changes on cash                                   (213)           (147)

Net increase in cash and cash equivalents                                        4,792          12,720
Cash and cash equivalents, beginning of period                                  32,555          50,024
                                                                              --------        --------

Cash and cash equivalents, end of period                                      $ 37,347        $ 62,744
                                                                              ========        ========




The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

  The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (the "Company") included in this Form 10-Q are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three month period ended March 31, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Our interim operating results may not be indicative of operating results for the full year.

2. Net Income Per Share

         We have presented net income per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

         Basic income per share ("Basic EPS") was computed by dividing the net income for each period by the weighted average number of shares of common stock outstanding for each period. Diluted income per share ("Diluted EPS") was computed by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. For the three months ended March 31, 2000 and 1999, common stock equivalents used in computing Diluted EPS were 2,394,000 and 2,664,000, respectively.

3.  Comprehensive Income

         For the three months ended March 31, 2000 and 1999, we engaged in numerous transactions involving foreign currency, which resulted in unrealized gains and losses. Total after-tax comprehensive income for the three months ended March 31, 2000 and 1999 was $5,824,000 and $3,715,000, respectively.

 4. Merger with CorNet International, Ltd.

         On May 27, 1999, the Company acquired CorNet International, Ltd., ("CorNet") in a transaction accounted for as a pooling of interests. The Company exchanged 2,220,807 of its shares for all outstanding shares of CorNet's common stock. All prior historical consolidated financial statements contained herein have been restated to reflect the acquisition of CorNet.

5. Marketing Management International, Inc. Acquisition

         On June 30, 1999, the Company purchased all of the assets and assumed certain liabilities of Marketing Management International, Inc. ("MMI") and certain affiliated companies, for approximately $6,640,000 in cash, which includes transaction costs, and $3,435,000 in stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The excess purchase price over the fair value of the net assets acquired was allocated between capitalized software development costs and goodwill based upon an independent appraisal.

6. Analytika, Inc. Acquisition

         On January 6, 2000, the Company purchased all of the assets and assumed certain liabilities of Analytika, Inc. ("Analytika"), for approximately $2,718,000 in cash, which includes transaction costs, and $6,506,000 in stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The excess purchase price over the fair value of the net assets acquired was allocated between capitalized software development costs and goodwill based upon an independent appraisal.

7. Changes in Securities

         On September 14, 1999, the Company's board of directors declared a three for two forward common stock split. The stock split was distributed in the form of a stock dividend to stockholders of record as of September 23, 1999.
The dividend was paid on October 7, 1999. Share and per share information included in the accompanying consolidated financial statements, notes thereto and the accompanying text of this Form 10-Q have been restated to reflect the stock split.



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

OVERVIEW

         Dendrite International, Inc. is a leading worldwide supplier of a comprehensive range of sales force software products and support services to the pharmaceutical industry. We design, develop and sell comprehensive customer relationship management or CRM solutions that enable customers to effectively manage the activities of large sales forces in complex selling environments. These solutions also permit customers to coordinate diverse home office functions, such as distribution of product literature, sales call follow-up activities and organization of educational programs.

         Historically, we have focused our solutions on large sales forces within the prescription-only pharmaceutical industry. We believe that our extensive knowledge of the complex and unique selling processes in this industry and our demonstrated ability to meet our customers' business needs have given us a commanding position in this portion of our target market. We are presently the world's largest supplier of customer relationship management solutions to the prescription-only pharmaceutical industry based on the number of sales representatives we support. In the fourth quarter of 1998, we announced our global reach strategy which expanded our target market to mid-size pharmaceutical companies as well as to subsidiaries in emerging markets. Our customers' sales forces now range in size from as few as 50 representatives in smaller European countries to several thousand representatives in the United States. We also supply our solutions to manufacturers of consumer packaged goods or CPG products.

         Today, our solutions combine software products with a broad range of support services that enable our customers to maximize the effectiveness of our software products. These services include software configuration and implementation, technical and hardware support, sales force support and data integration and analysis. We develop, implement and service sales force software products through our own sales, support and technical personnel located in 22 offices worldwide.

         We generate revenues from both services and licenses. Service revenues, which account for a substantial majority of our revenues, consist of fees from a wide variety of contracted services, which we make available to our customers, generally, under multi-year contracts. We generate implementation fees from services provided to configure and implement the sales force software products for our customers, sometimes as part of longer projects when enhancing customer relationships is our goal. We receive technical and hardware support fees for services related to, among other things, ongoing technical support, maintenance of our customers' databases, operation of our customers' server computers, maintenance for our customers' remote hardware and asset control. Technical and hardware support fees also include fees for software maintenance services such as software defect resolution and performance enhancements. We charge fees for these maintenance services based on a percentage of total license fees plus configuration fees, if any. We receive sales force support fees for organizing and managing support of our customers' sales force, including training, telephone support and data analysis services. Ongoing support fees are generally negotiated at the commencement of a contract. However, it is our experience that our larger customers increase the amount of services they purchase from us over time. Fees for these additional services are typically based on the labor and materials used to provide the applicable service.

         We charge our customers license fees to use our proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, the territory covered and the particular software licensed by the customer.

         The Company generally recognizes license fees as revenue using the percentage of completion method over a period of time that commences with the execution of a license agreement and ends when the product configuration is complete and it is ready for use in the field. This period of time usually includes initial customization or configuration, and concludes with quality assurance and testing. In those historically rare cases when there is no initial customization or configuration, the Company generally recognizes the license fees from those products upon delivery, assuming any services to be provided are not essential to the functionality of the software. Additionally, license revenues will be recognized immediately when user count for previously delivered software increases and/or a third party is used for implementation and configuration. The Company's software licensing agreements provide for a warranty period (typically 180 days from the date of execution of the agreement). The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized ratably over the warranty period. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, the license amount is fixed and determinable and collectability is probable.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

         REVENUES. Total revenues increased $9,428,000 to $47,062,000 in the three months ended March 31,2000, up 25% from $37,634,000 in the three months ended March 31,1999.

         License fee revenues increased $1,555,000 to $5,609,000 in the three months ended March 31, 2000, up 38% from $4,054,000 in the three months ended March 31,1999. License fee revenues as a percentage of total revenues were 12% in the three months ended March 31,2000 as compared to 11% in the three months ended March 31, 1999. This increase was attributable primarily to sales to new pharmaceutical customers as a result of sales force expansions.

         Service revenues increased $7,873,000 to $41,453,000 in the three months ended March 31, 2000, up 23% from $33,580,000 in the three months ended March 31, 1999. Service revenues as a percentage of total revenues were 88% in the three months ended March 31, 2000, as compared to 89% in the three months ended March 31, 1999. The increase in the absolute dollar amount of service revenues was primarily the result of an increase in the number of installed users of Dendrite sales force software products, as well as the provision of additional services for our existing customers. The Company expects the ratio of license to service revenues to fluctuate slightly by quarter but on an annual basis, such ratio will continue to be approximately the same as total 1999, which was 86%.

         COST OF REVENUES. Cost of revenues increased $3,428,000 to $20,329,000 in the three months ended March 31, 2000, up 20% from $16,901,000 in the three months ended March 31, 1999.

         Cost of license fees increased $347,000 to $745,000 in the three months ended March 31,2000 up 87% from $398,000 in the three months ended March 31,1999. Cost of license fees for the three months ended March 31,2000 represents the amortization of purchased software and capitalized software development costs of $731,000 and third party vendor license fees of $14,000. Cost of license fees for the three months ended March 31,1999 represents the amortization of capitalized software development costs of $387,000 and third party vendor license fees of $11,000. The increase in the amortization of capitalized software development costs in the three months ended March 31,2000, was primarily due to the increase in purchased capitalized software associated with the acquisitions of MMI and Analytika.

         Cost of services increased $3,081,000 to $19,584,000 in the three months ended March 31,2000, up 19% from $16,503,000 in the three months ended March 31,1999. This increase was primarily due to an increase in staff required to support greater client activity. As a percentage of service revenues, however, cost of services decreased to 47% of service revenues in the three months ended March 31,2000 compared to 49% in the three months ended March 31,1999. This decrease was primarily the result of increased operational efficiencies in 2000.

         Total Gross Margin for the three months ended March 31, 2000 was 57%, up from 55% for the three months ended March 31, 1999. This increase is due to the improvement in service margins as described above, and from the introduction of several new products. The Company believes that the appropriate targeted gross margin rate should be between 58%-60%.

         SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $2,811,000 to $15,438,000 in the three months ended March 31,2000, up 22% from $12,627,000 in the three months ended March 31,1999. As a percentage of revenues, SG&A expenses decreased to 33% in the three months ended March 31, 2000 down from 34% in the three months ended March 31, 1999. The increase in the absolute dollar amount of SG&A expenses was attributable primarily to an increase in sales and marketing expenses from both our existing businesses and our newly acquired businesses. The Company's annual targeted SG&A expenses, as a percentage of total revenues, are 30-32%.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $1,001,000 to $2,639,000 in the three months ended March 31, 2000 up 61% from $1,638,000 in the three months ended March 31,1999. As a percentage of revenues, R&D expenses increased to 6% in the three months ended March 31, 2000 from 4% in the three months ended March 31, 1999. The increase in research and development expenses during the most recent period was attributable primarily to increased spending on development of internet initiatives along with R&D spending from acquisitions. With respect to future research and development expenses, subject to market conditions, we currently anticipate that such expenses will be approximately 4% to 6% of revenues.

         PROVISION FOR INCOME TAXES. The effective rate decreased to 36% in the three months ended March 31,2000 as compared to 38% for the three months ended March 31, 1999. This decrease was due to the continued implementation of tax planning strategies throughout the world.


LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our operations primarily through cash generated by operations. Net cash provided by operating activities was $3,851,000 for the three months ended March 31, 2000, compared to cash provided by operating activities of $4,663,000 for the three months ended March 31, 1999. This decrease in cash provided by operating activities was due primarily to smaller tax benefit from employee stock option exercises, a decrease in current liabilities and an increase in other assets, offset by higher net income and an increase in depreciation and amortization.

         Cash provided by investing activities was $6,934,000 in the three months ended March 31, 2000 compared to cash used in investing activities of $2,968,000 in the three months ended March 31, 1999. The increase was due primarily to sales of short-term investments offset by the purchase of Analytika, as well as an investment in Skila, Inc.

         We generated $2,082,000 of cash from financing activities in the three months ended March 31, 2000 compared to $3,310,000 of cash from financing activities in the three months ended March 31, 1999. The change in our cash provided from financing activities was due to a decrease in the issuance of common stock primarily from the exercise of employee stock options during the three months ended March 31, 2000.

         We maintain a $15,000,000 revolving line of credit agreement with The Chase Manhattan Bank. The agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to our net worth as of December 31, 1997 plus 50% of net income earned after January 1, 1998 plus 75 % of the net proceeds of any stock offerings. This covenant effectively limits the amount of cash dividends we may pay. At March 31, 2000, there were no borrowings outstanding under the agreement and we satisfied all of our covenant obligations.

         At March 31, 2000, our working capital was approximately $82,206,000. We had no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, through at least the next two years.

         We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments.


YEAR 2000 READINESS DISCLOSURE

To date, we have spent approximately $355,000 to evaluate, test and remediate, if necessary, our internal computer software and operating systems, collectively, our Internal Programs and Systems, for Year 2000 compliance problems. These costs were funded with cash from our operations and such costs were expensed or capitalized, depending on the nature of the expenditure. Since January 1, 2000, the Company has not had any Year 2000-related problems associated with its Internal Programs and Systems or software products licensed to its customers, and is not aware of any Year 2000-related problems associated with the systems or software of its vendors, distributors or suppliers. Although the Company expects most material Year 2000 compliance problems to have arisen or occurred on or after January 1, 2000, there can be no assurance, however, that the Year 2000 problem will not adversely affect the Company's business, financial condition, results of operations or cash flows.


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


OUR BUSINESS IS AFFECTED BY VARIATIONS IN OUR CUSTOMERS' BUDGET CYCLES

         We have historically realized a greater percentage of our license fees and service revenues in the second half of the year than in the first half because, among other things, our customers typically spend more of their annual budget authorization for CRM solutions in the second half of the year. However, the relationship between the amounts spent in the first and second halves of a year may vary from year to year and from customer to customer. In addition, changes in our customers' budget authorizations may reduce the amount of revenues we receive from the license of additional software or the provision of additional services. As a result, our operating results could be adversely affected.


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


THERE ARE CHARACTERISTICS IN THE CONSUMER PACKAGED GOODS MARKET THAT DIFFER FROM THE PHARMACEUTICAL MARKET

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

         As of March 31, 2000, our investments consisted primarily of commercial paper maturing over the following four months. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 1999 would have decreased by less than $150,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by 100 basis points throughout the year. The impact on our future interest income, of future changes in investment yields will depend largely on the gross amount of our investments. See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


PART II  OTHER INFORMATION


ITEM 2.  Changes in Securities and use of Proceeds.

  Changes in Securities

         On January 6, 2000, the Company issued approximately 215,500 shares of restricted Common Stock to Analytika, Inc. ("Analytika"), as partial consideration for the Company's acquisition of substantially all of the assets of Analytika, Inc. The Company did not employ an underwriter in connection with the issuance or sale of the securities described above. The Company claims that the issuance or sale of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution. Appropriate legends were affixed to the stock certificates issued in the Analytika Acquisition and Analytika, Inc. had adequate access to information about the Company.


ITEM 5.     Other Information

         (a)      None


ITEM 6.     Report on Form 8-K

         (a) The Company filed one Report on Form 8-K during the quarter for which this report is filed. Such report was filed on January 27, 2000, pursuant to a press release concerning the Company's 1999 results of operations.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 12, 2000


                                           By: /s/ John E. Bailye
                                           John E. Bailye, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                           By: /s/ George T. Robson
                                           George T. Robson, Executive Vice
                                           President and Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)