Form 10-Q
period 2000-06-30
DENDRITE INTERNATIONAL INC
filed 2000-08-14
CIK 880321

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended JUNE 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                    Class             Shares Outstanding at July 25, 2000
                Common Stock          39,578,624

                          DENDRITE INTERNATIONAL, INC.
                                      INDEX

                                                                                            PAGE NO
                                                                                            -------
PART I        FINANCIAL INFORMATION                                                             3

ITEM 1.       Financial Statements (Unaudited)                                                  3

     Consolidated Statements of Operations
       Three months and six months ended June 30, 2000 and 1999                                 3

     Consolidated Balance Sheets
       June 30, 2000 and December 31, 1999                                                      4

     Consolidated Statements of Cash Flows
       Six months ended June 30, 2000 and 1999                                                  5

     Notes to Consolidated Financial Statements                                                 6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         7

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                       16

PART II       OTHER INFORMATION                                                                16

ITEM 6.       Report on Form 8-K                                                               16

Signatures                                                                                     17

PART I       FINANCIAL INFORMATION

ITEM 1.       Financial Statements.

                                   DENDRITE INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS EXCEPT PER SHARE DATA)
                                          (UNAUDITED)


                                      Three Months Ended June 30         Six Months Ended June 30
                                     --------------------------          ------------------------
                                       1999              2000             1999             2000
                                     --------          --------          --------        --------

Revenues:
License fees                          $  6,747        $  6,050         $ 10,801         $ 11,659
Services                                35,104          45,681           68,684           87,134
                                      --------        --------         --------         --------
                                        41,851          51,731           79,485           98,793
                                      --------        --------         --------         --------

Cost of revenues:
Cost of license fees                       592           1,130              990            1,875
Cost of services                        17,722          20,950           34,225           40,534
                                      --------        --------         --------         --------
                                        18,314          22,080           35,215           42,409
                                      --------        --------         --------         --------

Gross margin                            23,537          29,651           44,270           56,384
                                      --------        --------         --------         --------

Operating expenses:
Selling, general and administrative     14,397          16,146           27,024           31,584
Research and development                 1,835           2,701            3,473            5,340
Mergers and acquisitions                 3,466            --              3,466             --
                                      --------        --------         --------         --------
                                        19,698          18,847           33,963           36,924

Operating income                         3,839          10,804           10,307           19,460
Interest income                            440             757              858            1,519
Other income/(expense)                      43             (25)             (82)             (28)
                                      --------        --------         --------         --------
Income before income taxes               4,322          11,536           11,083           20,951
Income taxes                             2,296           4,153            4,858            7,542
                                      --------        --------         --------         --------

Net income                            $  2,026        $  7,383         $  6,225         $ 13,409
                                      ========        ========         ========         ========


Net income per share
Basic                                 $   0.05        $   0.19         $   0.17         $   0.34
                                      ========        ========         ========         ========
Diluted                               $   0.05        $   0.18         $   0.16         $   0.33
                                      ========        ========         ========         ========

Shares used in computing
  net income per share
Basic                                   37,545         39,137           37,286           38,977
                                      ========        ========         ========         ========
Diluted                                 40,104         41,151           39,897           41,181
                                      ========        ========         ========         ========

The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                   December 31,      June 30,
                                                                                      1999            2000
                                                                                   ------------     ---------
Assets
Current Assets:
    Cash and cash equivalents                                                       $  50,024       $  59,877
    Short-term investments                                                             15,151           7,957
    Accounts receivable, net                                                           29,374          36,373
    Prepaid expenses and other                                                          3,659           4,847
    Prepaid taxes                                                                         114             376
    Deferred tax asset                                                                  1,368           1,368
                                                                                    ---------       ---------
        Total current assets                                                           99,690         110,798

Property and equipment, net                                                            10,249          12,285
Other assets                                                                             --             3,851
Goodwill, net                                                                           8,716          13,253
Purchased capitalized software, net                                                     2,399           4,717
Capitalized software development costs, net                                             3,666           3,920
                                                                                    ---------       ---------

                                                                                    $ 124,720       $ 148,824
                                                                                    =========       =========

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                                $   3,735       $   2,979
    Income taxes payable                                                                 --                --
    Accrued compensation and benefits                                                   6,000           4,297
    Other accrued expenses                                                              8,001           7,383
    Deferred revenues                                                                   3,822           3,314
                                                                                    ---------       ---------
        Total current liabilities                                                      21,558          17,973
                                                                                    ---------       ---------

Capital lease obligation                                                                  285             109
Deferred Rent                                                                            --                42
Deferred taxes                                                                          1,761           1,761

Stockholders' Equity
    Preferred Stock, no par value, 10,000,000 shares
        authorized, none issued                                                          --              --
    Common Stock, no par value, 150,000,000 shares
        authorized; 39,042,606 and 40,031,398 shares issued as of December 31,
        1999 and June 30, 2000, respectively;
        and 38,441,106 and 39,429,898 shares outstanding as of
        December 31, 1999 and June 30, 2000, respectively                              61,550          75,954
    Retained earnings                                                                  43,338          56,747
    Deferred compensation                                                                (777)           (550)
    Accumulated other comprehensive income                                             (1,068)         (1,285)
    Less treasury stock, at cost                                                       (1,927)         (1,927)
                                                                                    ---------       ---------

       Total stockholders' equity                                                     101,116         128,939
                                                                                    ---------       ---------

                                                                                    $ 124,720       $ 148,824
                                                                                    =========       =========


The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                              Six Months Ended June
                                                                                       30
                                                                             -----------------------
                                                                               1999           2000
                                                                             --------       --------
Operating activities:
   Net income                                                                $  6,225       $ 13,409
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                           2,354          5,251
        Compensation expense                                                      407            187
        Tax benefit from employee stock plan                                    3,913          2,495
        Changes in assets and liabilities:
           Increase in accounts receivable                                     (7,863)        (6,603)
           Increase in prepaid expenses and other                                (520)        (1,268)
           Increase in prepaid income taxes                                    (1,216)          (262)
           Increase/(decrease) in accounts payable and accrued expenses         2,337         (3,686)
           Increase/(decrease) in deferred rent                                  (128)            42
           Increase/(decrease) in income taxes payable                             61             --
           Increase/(decrease) in deferred revenues                               661           (679)
                                                                             --------       --------

              Net cash provided by operating activities                         6,231          8,886
                                                                             --------       --------

Investing activities:
    Purchases and sales of short-term investments, net                          1,280          7,266
    Acquisitions, net of cash acquired                                         (6,640)        (2,318)
    Investments                                                                  --           (3,450)
    Purchases of property and equipment                                        (2,855)        (4,563)
    Additions to capitalized software development costs                        (1,270)        (1,110)
                                                                             --------       --------

              Net cash used in investing activities                            (9,485)        (4,175)
                                                                             --------       --------

Financing activities:
    Payments on capital lease obligations                                        (288)          (176)
    Issuance of Common Stock                                                    4,703          5,443
                                                                             --------       --------

              Net cash provided by financing activities                         4,415          5,267
                                                                             --------       --------

Effect of foreign exchange rate changes on cash                                  (409)          (125)

Net increase in cash and cash equivalents                                         752          9,853
Cash and cash equivalents, beginning of period                                 32,555         50,024
                                                                             --------       --------

Cash and cash equivalents, end of period                                     $ 33,307       $ 59,877
                                                                             ========       ========


The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

  The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (the "Company") included in this Form 10-Q are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the six month periods ended June 30, 2000 and 1999. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

  Our interim operating results may not be indicative of operating results for the full year.

2. Net Income Per Share

  We have presented net income per share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

  Basic income per share ("Basic EPS") was computed by dividing the net income for each period by the weighted average number of shares of common stock outstanding for each period. Diluted income per share ("Diluted EPS") was computed by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. For the three months ended June 30, 2000 and 1999, common stock equivalents used in computing Diluted EPS were 2,014,000 and 2,559,000 respectively. For the six months ended June 30, 2000 and 1999, common stock equivalents used in computing Diluted EPS were 2,204,000 and 2,611,000, respectively.

3.  Comprehensive Income

   For the six months ended June 30, 2000 and 1999, we engaged in numerous transactions involving foreign currency, which resulted in unrealized gains and losses. Total after-tax comprehensive income for the six months ended June 30, 2000 and 1999 was $13,192,000 and $5,277,000, respectively. Total after-tax comprehensive income for the three months ended June 30, 2000 and 1999 was $7,358,000 and $3,224,000, respectively.

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

5. Marketing Management International, Inc. Acquisition

  On June 30, 1999, the Company purchased all of the assets and assumed certain liabilities (as defined) of Marketing Management International, Inc. ("MMI") and certain affiliated companies, for approximately $6,640,000 in cash, which includes estimated transaction costs, and $3,435,000 in stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The excess purchase price over the fair value of the net assets acquired was allocated between capitalized software development costs and goodwill based upon an independent appraisal.

6. Analytika, Inc. Acquisition

  On January 6, 2000, the Company purchased all of the assets and assumed certain liabilities (as defined) of Analytika, Inc. ("Analytika"), for approximately $2,718,000 in cash, which includes transaction costs, and $6,506,000 in stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the acquired assets and liabilities. The excess purchase price over the fair value of the net assets acquired was allocated between capitalized software development costs and goodwill based upon an independent appraisal.

7. Changes in Securities

   On September 14, 1999 the Company's board of directors declared a three for two forward common stock split. The stock split was distributed in the form of a stock dividend to stockholders of record as of September 23, 1999. The dividend was paid on October 7, 1999. Share and per share information included in the accompanying consolidated financial statements, notes thereto and the accompanying text of this Form 10-Q have been restated to reflect the stock split.



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

OVERVIEW

    Dendrite International, Inc. is a leading worldwide supplier of a comprehensive range of sales force software products and support services to the pharmaceutical industry. We provide E-pharma solutions and data management offerings, as well as design, develop and sell comprehensive customer relationship offerings. These solutions also permit customers to coordinate diverse home office functions, such as distribution of product literature, sales call follow-up activities and organization of educational programs.

    We have focused our solutions on sales and marketing organizations within the prescription-only pharmaceutical industry. We believe that our extensive knowledge of the complex and unique selling processes in this industry and our demonstrated ability to meet our customers' business needs have given us a commanding position in this portion of our target market. We are presently the world's largest supplier of customer relationship management solutions to the prescription-only pharmaceutical industry based on the number of sales representatives we support. In the fourth quarter of 1998 we announced our global reach strategy which expanded our target market to mid-size pharmaceutical companies as well as to subsidiaries in emerging markets. Our customers' sales forces now range in size from as few as 50 representatives in smaller countries to several thousand representatives in the United States. We also supply our solutions to manufacturers of consumer packaged goods or CPG products.

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

  The Company generally recognizes license fees as revenue using the percentage of completion method over a period of time that commences with the execution of a license agreement and ends when the product configuration is complete and it is ready for use in the field. This period of time usually includes initial customization or configuration and concludes with quality assurance and testing. In those historically rare cases when there is no initial customization or configurations the Company generally recognizes the license fees from those products upon delivery assuming any services to be provided are not essential to the functionality of the software. Additionally, license revenues are recognized immediately when user count for previously delivered software increases and/or a third party is used for implementation and configuration. The Company's software licensing agreements provide for a warranty period (typically 180 days from the date of execution of the agreement). The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized ratably over the warranty period. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, the license amount is fixed and determinable and collectability is probable.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

  REVENUES. Total revenues increased $9,880,000 to $51,731,000 in the three months ended June 30, 2000, up 24% from $41,851,000 in the three months ended June 30, 1999.

  License fee revenues decreased $697,000 to $6,050,000 in the three months ended June 30, 2000, down 10% from $6,747,000 in the three months ended June 30, 1999. This decrease was attributable primarily to a reduction in our European consumer business. License fee revenues as a percentage of total revenues were 12% in the three months ended June 30, 2000, as compared to 16% in the three months ended June 30, 1999.

  Service revenues increased $10,577,000 to $45,681,000 in the three months ended June 30, 2000, up 30% from $35,104,000 in the three months ended June 30, 1999. The increase in absolute dollars was primarily the result of an increase in the number of installed users of Dendrite sales force software products, as well as the provision of additional services for our existing customers. Service revenues as a percentage of total revenues were 88% in the three months ended June 30, 2000, as compared to 84% in the three months ended June 30, 1999. The Company expects the relationship of license to service revenues to fluctuate slightly by quarter but that on an annual basis it will continue to be approximately the same as total 1999, which was 86%.

  COST OF REVENUES. Cost of revenues increased $3,766,000 to $22,080,000 in the three months ended June 30, 2000, up 21% from $18,314,000 in the three months ended June 30, 1999.

  Cost of license fees increased $539,000 to $1,130,000 in the three months ended June 30, 2000, up 91% from $591,000 in the three months ended June 30, 1999. Cost of license fees for the three months ended June 30, 2000 represents the amortization of purchased software and capitalized software development costs of $697,000 and third party vendor license fees of $433,000. Cost of license fees for the three months ended June 30, 1999 represents the amortization of capitalized software development costs of $363,000 and third party vendor license fees of $229,000. The increase in the amortization of capitalized software development costs in the three months ended June 30, 2000, was primarily due to the increase in purchased capitalized software associated with the acquisitions of MMI and Analytika. The increase in third party software costs was primarily due to the increased sales of our products that include imbedded third party products.

   Cost of services increased $3,228,000 to $20,950,000 in the three months ended June 30, 2000, up 18% from $17,722,000 in the three months ended June 30, 1999. This increase was primarily due to an increase in staff required to support greater client activity. As a percentage of service revenues however, cost of services decreased to 46% of service revenues in the three months ended June 30, 2000 compared to 50% in the three months ended June 30, 1999. This decrease was primarily the result of increased operational efficiencies in 2000.

  Total Gross Margin for the three months ended June 30, 2000 was 57%, up from 56% for the three months ended June 30, 1999. This increase is due to the improvement in service margins as described above. The Company believes that the appropriate targeted gross margin rate should be between 58%-60%.

  SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. SG&A expenses increased $1,749,000 to $16,147,000 in the three months ended June 30, 2000, up 12% from $14,396,000 in the three months ended June 30, 1999. The increase in the absolute dollar amount of SG&A expenses was primarily attributable to an increase in sales and marketing expenses from both our existing businesses and our newly acquired businesses. As a percentage of revenues, SG&A expenses decreased to 31% in the three months ended June 30, 2000 down from 34% in the three months ended June 30, 1999. The Company's annual targeted SG&A expenses, as a percentage of total revenues, are 30-32%.

  RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $866,000 to $2,701,000 in the three months ended June 30, 2000, up 47% from $1,835,000 in the three months ended June 30, 1999. The increase in research and development expenses during the most recent period was attributable primarily to increased spending on development of internet initiatives along with R&D spending from acquisitions. As a percentage of revenues, R&D expenses increased to 5% in the three months ended June 30, 2000 from 4% in the three months ended June 30, 1999. With respect to future research and development expenses, subject to market conditions, we currently anticipate that such expenses will be approximately 4% to 6% of revenues.

MERGERS AND ACQUISITIONS. During the second quarter of 1999, the Company acquired CorNet in a transaction accounted for as a pooling of interests and incurred a one time expense for the costs related to the merger and the cancellation of a proposed common stock offering.

  PROVISION FOR INCOME TAXES. The effective rate decreased to 36% in the three months ended June 30, 2000 as compared to 53% for the three months ended June 30, 1999. This decrease was due to the non-deductibility of certain merger and acquisition expenses in the second quarter of 1999, as well as continued implementation of tax planning strategies throughout the world.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

  REVENUES. Total revenues increased $19,308,000 to $98,793,000 in the six months ended June 30, 2000, up 24% from $79,485,000 in the six months ended June 30, 1999.

  License fee revenues increased $858,000 to $11,659,000 in the six months ended June 30, 2000, up 8% from $10,801,000 in the six months ended June 30, 1999. This decrease was attributable primarily to a reduction in our European consumer business. License fee revenues as a percentage of total revenues were 12% in the six months ended June 30, 2000, as compared to 14% in the six months ended June 30, 1999.

  Service revenues increased $18,450,000 to $87,134,000 in the six months ended June 30, 2000, up 27% from $68,684,000 in the six months ended June 30, 1999. The increase in absolute dollars was primarily the result of an increase in the number of installed users of Dendrite sales force software products, as well as the provision of additional services for our existing customers. Service revenues as a percentage of total revenues were 88% in the six months ended June 30, 2000, as compared to 86% in the six months ended June 30, 1999.

The Company expects the relationship of license to service revenues to fluctuate slightly by quarter but that on an annual basis it will continue to be approximately the same as total 1999, which was 86%.

  COST OF REVENUES. Cost of revenues increased $7,194,000 to $42,409,000 in the six months ended June 30, 2000, up 20% from $35,215,000 in the six months ended June 30, 1999.

  Cost of license fees increased $885,000 to $1,875,000 in the six months ended June 30, 2000 up 89% from $990,000 in the six months ended June 30, 1999. Cost of license fees for the six months ended June 30, 2000, represents the amortization of purchased software and capitalized software development costs of $1,428,000 and third party vendor license fees of $447,000. Cost of license fees for the six months ended June 30, 1999 represents the amortization of capitalized software development costs of $749,000 and third party vendor license fees of $241,000. The increase in the amortization of capitalized software development costs in the six months ended June 30, 2000, was primarily due to the increase in purchased capitalized software associated with the acquisitions of MMI and Analytika. The increase in third party software costs was primarily due to the increased sales of our products that include imbedded third party products.

   Cost of services increased $6,309,000 to $40,534,000 in the six months ended June 30, 2000, up 18% from $34,225,000 in the six months ended June 30, 1999. This increase was primarily due to an increase in staff required to support greater client activity. As a percentage of service revenues however, cost of services decreased to 47% of service revenues in the six months ended June 30, 2000 compared to 50% in the six months ended June 30, 1999. This decrease was primarily the result of increased operational efficiencies in 2000.

  Total Gross Margin for the six months ended June 30, 2000 was 57%, up from 56% for the six months ended June 30, 1999. This increase is due to the improvement in service margins as described above. The Company believes that the appropriate targeted gross margin rate should be between 58%-60%.

  SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $4,561,000 to $31,584,000 in the six months ended June 30, 2000, up 17% from
$27,023,000 in the six months ended June 30, 1999. The increase in the absolute dollar amount of SG&A expenses was primarily attributable to an increase in sales and marketing expenses from both our existing businesses and our newly acquired businesses. As a percentage of revenues, SG&A expenses decreased to 32% in the six months ended June 30, 2000 down from 34% in the six months ended June 30, 1999. The Company's annual targeted SG&A expenses, as a percentage of total revenues, are 30-32%.

  RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $1,867,000 to $5,340,000 in the six months ended June 30, 2000, up 54% from $3,473,000 in the six months ended June 30, 1999. The increase in research and development expenses during the most recent period was attributable primarily to increased spending on development of internet initiatives along with R&D spending from acquisitions. As a percentage of revenues, R&D expenses increased to 5% in the six months ended June 30, 2000 from 4% in the six months ended June 30, 1999. With respect to future research and development expenses, subject to market conditions, we currently anticipate that such expenses will be approximately 4% to 6% of revenues.

  MERGERS AND ACQUISITIONS. During the second quarter of 1999, the Company acquired CorNet in a transaction accounted for as a pooling of interests and incurred a one time expense for the costs related to the acquisition and the cancellation of a proposed common stock offering.

  PROVISION FOR INCOME TAXES. The effective rate decreased to 36% in the six months ended June 30, 2000 as compared to 44% for the six months ended June 30, 1999. This decrease was due to the non-deductibility of certain merger and acquisition expenses during in the second quarter of 1999, as well as continued implementation of tax planning strategies throughout the world.


LIQUIDITY AND CAPITAL RESOURCES

  We have historically financed our operations primarily through cash generated by operations. Net cash provided by operating activities was $8,886,000 for the six months ended June 30, 2000, compared to cash provided by operating activities of $6,231,000 for the six months ended June 30, 1999. This increase in cash provided by operating activities was due primarily to higher net income, partially offset by a decrease in accounts payable and accrued expenses.

  Cash used in investing activities was $4,175,000 in the six months ended June 30, 2000, compared to cash used in investing activities of $9,485,000 in the six months ended June 30, 1999. The decrease was due primarily to increased sales of short-term investments in 2000, offset by an increase in purchases of property and equipment.

  We generated $5,267,000 of cash from financing activities in the six months ended June 30, 2000 compared to $4,415,000 of cash from financing activities in the six months ended June 30, 1999. The change in our cash provided from financing activities was due primarily to an increase in the issuance of common stock, primarily from the exercise of employee stock options during the six months ended June 30, 2000.

  We maintain a $15,000,000 revolving line of credit agreement with The Chase Manhattan Bank. The agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to our net worth as of December 31, 1997 plus 50% of net income earned after January 1, 1998 plus 75% of the net proceeds of any offerings of any Stock Offerings. This covenant effectively limits the amount of cash dividends we may pay. At June 30, 2000, there were no borrowings outstanding under the agreement and we satisfied all of our covenant obligations.

  At June 30, 2000, our working capital was approximately $92,825,000. We had no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, through at least the next two years.

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

  As of June 30, 2000, our investments consisted primarily of commercial paper maturing over the following four months. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the year ended December 31, 1999 would have decreased by less than $150,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by 100 basis points throughout the year. The impact of future changes in investment yields on our future interest income, will depend largely on the gross amount of our investments.


PART II  OTHER INFORMATION

Item 6.     Report on Form 8-K

         (a) The Company did not file any reports on Form 8-K during the period for which this Form 10-Q is filed.

SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 2000


                              By: /s/ John E. Bailye
                                  ----------------------------------
                              John E. Bailye, President and
                              Chief Executive Officer
                              (Principal Executive Officer)


                              By: /s/ George T. Robson
                                  ----------------------------------
                              George T. Robson, Executive Vice President
                              and Chief Financial Officer
                              (Principal Financial and Accounting Officer)