Form 10-Q/A
period 2000-06-30
DENDRITE INTERNATIONAL INC
filed 2000-09-11
CIK 880321

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000
                       -----------------------------------

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         FOR THE TRANSITION PERIOD FROM

                         COMMISSION FILE NUMBER 0-26138
                         ------------------------------

                          DENDRITE INTERNATIONAL, INC.
                          ----------------------------
             (Exact name of registrant as specified in its Charter)

              NEW JERSEY                                22-2786386
     -------------------------------              ------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                            1200 MOUNT KEMBLE AVENUE
                              MORRISTOWN, NJ 07960
                                  973-425-1200

              -----------------------------------------------------
                   (Address, including zip code, and telephone
                  number (including area code) of registrant's
                           principal executive office)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             CLASS                        SHARES OUTSTANDING AT JULY 25, 2000
       ------------------              ----------------------------------------

          Common Stock                                 39,578,624

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                          DENDRITE INTERNATIONAL, INC.

                                EXPLANATORY NOTE

     Dendrite International, Inc., a New Jersey corporation (the "Company"), hereby amends Part II of its Quarterly Report on Form 10-Q, which was filed with the Securities and Exchange Commission on August 14, 2000, by adding "Item 4. Submission of Matters to a Vote of Security Holders." Item 4 is hereby included to reflect the vote of shareholders at the Company's Annual Meeting of Shareholders held on May 12, 2000 with respect to the following: (i) the election of six (6) directors to the Company's Board of Directors; (ii) the proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 2000; and (iii) the proposal to approve an amendment to the Company's 1997 Stock Incentive Plan, as amended.

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 12, 2000, the Company held its 2000 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, the following six individuals were elected to the Company's Board of Directors: John E. Bailye, Bernard M. Goldsmith, Edward J. Kfoury, Paul A. Margolis, John H. Martinson, and Terence H. Osborne. In addition, at the Annual Meeting the shareholders of the Company approved the following two proposals: (1) a proposal to ratify the appointment of Arthur Andersen LLP as the Company's independent public accountants for the year ending December 31, 2000, and (2) a proposal to approve an amendment to the Company's 1997 Stock Incentive Plan, as amended (the "Plan") to increase the maximum number of shares of the Company's common stock available for issuance under the Plan from 6,000,000 shares to 8,500,000 shares and to reserve such additional 2,500,000 shares of the Company's common stock for issuance upon the exercise of stock options granted or for the issuance of stock purchase rights under the Plan. The results of the voting in the Company's election of directors and on the foregoing two proposals are set forth below.

Election of Directors:

        Nominee                 For                Withheld
        -------                 ---                --------

        John E. Bailye          34,879,883          637,635
        Bernard M. Goldsmith    34,880,158          637,360
        Edward J. Kfoury        32,027,526        3,489,992
        Paul A. Margolis        35,002,558          514,960
        John H. Martinson       35,003,603          513,915
        Terence H. Osborne      35,003,603          513,915

Ratification of appointment of Arthur Andersen LLP:

        For                    Against             Abstain
        ---                    -------             -------

        35,515,107             1,726               685

Approval of an amendment to the Company's 1997 Stock Incentive Plan:

        For                    Against             Abstain       Not Voted
        ---                    -------             -------       ---------

        24,207,242             6,673,523           530,287       4,106,466

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 11, 2000              By: /s/ John E. Bailye
                --                       ---------------------------------------
                                         John E. Bailye, Chairman and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                      By: /s/ George T. Robson
                                         --------------------------------------
                                         George T. Robson, Executive Vice
                                         President and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)