Form 10-Q
period 2000-09-30
DENDRITE INTERNATIONAL INC
filed 2000-11-14
CIK 880321

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   FOR THE TRANSITION PERIOD FROM  _____ TO _____

                           COMMISSION FILE NUMBER 0-26138

                         DENDRITE INTERNATIONAL, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its Charter)

                   NEW JERSEY                           22-2786386
         -------------------------------            -------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                      CLASS            SHARES OUTSTANDING AT NOVEMBER 7, 2000
                  Common Stock                        39,946,530

                         DENDRITE INTERNATIONAL, INC. INDEX

                                                                                                                            PAGE NO.
PART I      FINANCIAL INFORMATION ........................................................................................       3

ITEM 1.     Financial Statements (Unaudited) .............................................................................       3

   Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999 ..........       3

   Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999 ............................................       4

   Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 ...........................       5

   Notes to Unaudited Consolidated Financial Statements ..................................................................       6

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations ........................       7

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk ...................................................      16

PART II     OTHER INFORMATION ............................................................................................      17

ITEM 5      Other Information ............................................................................................      17

ITEM 6.     Exhibits and Reports on Form 8-K .............................................................................      17

Signatures ...............................................................................................................      18

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                         DENDRITE INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                    THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------       -------------------------------
                                                       2000                   1999           2000                  1999
                                                    ---------              ---------      ---------             ---------
Revenues:
   License fees ..............................      $   8,599              $   6,891      $  20,258             $  17,692
   Services ..................................         47,434                 38,855        134,569               107,539
                                                    ---------              ---------      ---------             ---------
                                                       56,033                 45,746        154,827               125,231
                                                    ---------              ---------      ---------             ---------

Cost of revenues:
   Cost of license fees ......................            835                    535          2,710                 1,525
   Cost of services ..........................         21,701                 18,847         62,236                53,072
                                                    ---------              ---------      ---------             ---------
                                                       22,536                 19,382         64,946                54,597
                                                    ---------              ---------      ---------             ---------
Gross margin .................................         33,497                 26,364         89,881                70,634
                                                    ---------              ---------      ---------             ---------

Operating expenses:
   Selling, general and administrative .......         18,752                 14,716         50,336                41,740
   Research and development ..................          2,703                  2,393          8,043                 5,866
   Mergers and acquisitions ..................             --                     --             --                 3,466
                                                    ---------              ---------      ---------             ---------
                                                       21,455                 17,109         58,379                51,072
                                                    ---------              ---------      ---------             ---------

   Operating income ..........................         12,042                  9,255         31,502                19,562
Interest income ..............................            917                    408          2,437                 1,266
Other expense ................................            (17)                   (10)           (45)                  (92)
                                                    ---------              ---------      ---------             ---------

Income before income taxes ...................         12,942                  9,653         33,894                20,736
   Income taxes ..............................          4,660                  3,475         12,202                 8,333
                                                    ---------              ---------      ---------             ---------

Net income ...................................      $   8,282              $   6,178      $  21,692             $  12,403
                                                    =========              =========      =========             =========

Net income per share:
   Basic .....................................      $    0.21              $    0.16      $    0.55             $    0.33
                                                    =========              =========      =========             =========
   Diluted ...................................      $    0.20              $    0.15      $    0.52             $    0.31
                                                    =========              =========      =========             =========

Shares used in computing net income per share:

   Basic .....................................         39,509                 38,025         39,155                37,532
                                                    =========              =========      =========             =========
   Diluted ...................................         41,638                 41,012         41,333                40,269
                                                    =========              =========      =========             =========

The accompanying notes are an integral part of these statements.

                         DENDRITE INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE DATA)
                                 (UNAUDITED)


                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                      2000            1999
                                                                  ------------     -----------
Assets
Current Assets:

     Cash and cash equivalents ...............................      $  72,974       $  50,024
     Short-term investments ..................................          4,044          15,151
     Accounts receivable, net ................................         41,993          29,374
     Prepaid expenses and other ..............................          3,682           3,659
     Prepaid taxes ...........................................            845             114
     Deferred tax asset ......................................          1,368           1,368
                                                                    ---------       ---------
          Total current assets ...............................        124,906          99,690
                                                                    ---------       ---------
Property and equipment, net ..................................         12,885          10,249
Other assets .................................................          3,798              --
Goodwill, net ................................................         12,929           8,716
Purchased capitalized software, net ..........................          4,430           2,399
Capitalized software development costs, net ..................          4,002           3,666
                                                                    ---------       ---------
                                                                    $ 162,950       $ 124,720
                                                                    =========       =========
Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable ........................................      $   3,475       $   3,735
     Accrued compensation and benefits .......................          5,231           6,000
     Other accrued expenses ..................................          8,714           8,001
     Deferred revenues .......................................          2,802           3,822
                                                                    ---------       ---------
          Total current liabilities ..........................         20,222          21,558
                                                                    ---------       ---------
Capital lease obligations ....................................             --             285
Deferred rent ................................................             26              --
Deferred taxes ...............................................          1,761           1,761
Stockholders' Equity:
  Preferred Stock, no par value, 10,000,000 shares
    authorized, none issued ..................................             --              --
Common Stock, no par value, 150,000,000 shares
    authorized; 40,503,063 and 39,042,606 shares issued as
    of September 30, 2000 and December 31, 1999, respectively;
    and 39,901,563 and 38,441,106 shares outstanding as of
    September 30, 2000 and December 31, 1999, respectively....         79,856          61,550
Retained earnings ............................................         65,030          43,338
Deferred compensation ........................................           (454)           (777)
Accumulated other comprehensive income .......................         (1,564)         (1,068)
Less treasury stock, at cost .................................         (1,927)         (1,927)
                                                                    ---------       ---------
          Total stockholders' equity .........................        140,941         101,116
                                                                    ---------       ---------
                                                                    $ 162,950       $ 124,720
                                                                    =========       =========

The accompanying notes are an integral part of these statements.

                         DENDRITE INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           2000                    1999
                                                                                         --------                --------
Operating activities:
     Net income ..........................................................               $ 21,692                $ 12,403
     Adjustments to reconcile net income to net cash
       provided by operating activities:

     Depreciation and amortization .......................................                  8,076                   4,008
     Compensation expense ................................................                    282                     663
     Tax benefit from employee stock options .............................                  3,868                   5,869
        Changes in assets and liabilities:
        Increase in accounts receivable ..................................                (12,919)                 (7,998)
        (Increase)/decrease in prepaid expenses and other ................                    (25)                    681
        Increase in other assets .........................................                    (90)                     --
        Increase in prepaid taxes ........................................                   (780)                 (1,426)
        Increase/(decrease) in accounts payable and other accrued expenses                   (528)                  3,614
        Increase/(decrease) in deferred rent .............................                     26                    (192)
        Increase in income taxes payable .................................                     --                     535
        Decrease in deferred revenues ....................................                 (1,107)                   (725)
                                                                                         --------                --------
          Net cash provided by operating activities ......................                 18,495                  17,432
                                                                                         --------                --------
Investing activities:
     Purchases and sales of short-term investments, net ..................                 11,178                  (5,442)
     Acquisitions, net of cash acquired ..................................                 (2,318)                 (6,640)
     Investments .........................................................                 (3,450)                     --
     Purchases of property and equipment .................................                 (6,812)                 (4,513)
     Additions to capitalized software development costs .................                 (1,578)                 (1,835)
                                                                                         --------                --------
            Net cash used in investing activities ........................                 (2,980)                (18,430)
                                                                                         --------                --------
Financing activities:
     Payments on capital lease obligations ...............................                   (285)                   (772)
     Issuance of Common Stock ............................................                  7,973                   7,220
                                                                                         --------                --------
            Net cash provided by financing activities ....................                  7,688                   6,448
                                                                                         --------                --------
Effect of foreign exchange rate changes on cash ..........................                   (253)                   (341)
Net increase in cash and cash equivalents ................................                 22,950                   5,109
Cash and cash equivalents, beginning of period ...........................                 50,024                  32,555
                                                                                         --------                --------
Cash and cash equivalents, end of period .................................               $ 72,974                $ 37,664
                                                                                         ========                ========

The accompanying notes are an integral part of these statements.

                         DENDRITE INTERNATIONAL, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

       The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (the "Company") included in this Form 10-Q are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and nine month periods ended September 30, 2000 and 1999. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

       Our interim operating results may not be indicative of operating results for the full year.

2. NET INCOME PER SHARE

       We have presented net income per share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

       Basic net income per share was computed by dividing the net income for each period by the weighted average number of shares of common stock outstanding for each period. Diluted net income per share was computed by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. For the three months ended September 30, 2000 and 1999, common stock equivalents used in computing Diluted net income per share were 2,129,000 and 2,987,000, respectively. For the nine months ended September 30, 2000 and 1999, common stock equivalents used in computing Diluted net income per share were 2,178,000 and 2,737,000, respectively.

3. COMPREHENSIVE INCOME

       For the three months and nine months ended September 30, 2000 and 1999, we engaged in numerous transactions involving foreign currency, which resulted in unrealized gains and losses. Total after-tax comprehensive income for the three months ended September 30, 2000 and 1999 was $8,003,000 and $6,583,000, respectively. Total after-tax comprehensive income for the nine months ended September 30, 2000 and 1999 was $21,196,000 and $11,860,000, respectively.

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

7. CHANGES IN SECURITIES

       On September 14, 1999, the Company's board of directors declared a three-for-two common stock split. The stock split was distributed in the form of a stock dividend to stockholders of record as of September 23, 1999. The dividend was paid on October 7, 1999. Share and per share information included in the accompanying consolidated financial statements, notes thereto and the accompanying text of this Form 10-Q have been restated to reflect the stock split.

8. RECENT ACCOUNTING PRONOUNCEMENTS

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. Implementation of SAB No. 101 is required in the fourth quarter of fiscal year 2000. Management of the Company believes that its accounting policies for revenue recognition are in compliance with the provisions of SAB No. 101.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

       This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and
Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. Those statements in this Form 10-Q containing the words "believes," "anticipates," "plans," "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our company and the pharmaceutical and consumer packaged goods industries. All forward-looking statements involve risks and uncertainties, including those risks identified under "Factors That May Affect Future Operating Results," many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-Q, as more fully described under "Factors That May Affect Future Operating Results." In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve our objectives and plans. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

OVERVIEW

       Dendrite International, Inc. is a leading worldwide supplier of a comprehensive range of sales force software products and support services to the pharmaceutical industry. We provide E-pharma solutions and data management offerings, as well as design, develop and sell comprehensive customer-relationship offerings. These solutions also permit customers to coordinate diverse home-office functions, such as distribution of product literature, sales call follow-up activities and organization of educational programs.

       We have focused our solutions on sales and marketing organizations within the prescription-only pharmaceutical industry. We believe that our extensive knowledge of the complex and unique selling processes in this industry, and our demonstrated ability to meet our customers' business needs, have given us a commanding position in this portion of our target market. We are presently the world's largest supplier of customer relationship management solutions to the prescription-only pharmaceutical industry, based on the number of sales representatives we support. In the fourth quarter of 1998 we announced our global reach strategy, which expanded our target market to mid-size pharmaceutical companies, as well as to subsidiaries in emerging markets. Our customers' sales forces now range in size from as few as 50 representatives in smaller countries to several thousand representatives in the United States. We also supply our solutions to manufacturers of consumer packaged goods ("CPG") products.

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

       We generate revenues from both services and licenses. Service revenues, which account for a substantial majority of our revenues, consist of fees from a wide variety of contracted services. We generally make contract services available to our customers, under multi-year contracts. We generate implementation fees from services provided to configure and implement the sales force software products for our customers. We receive technical and hardware support fees for services related to, among other things, ongoing technical support, maintenance of our customers' databases, operation of our customers' server computers, maintenance for our customers' remote hardware and asset control. Technical and hardware support fees also include fees for software maintenance services, such as software defect resolution and performance enhancements. We charge fees for these maintenance services based on a percentage of total license fees. We receive sales force support fees for organizing and managing support of our customers' sales force, including training, telephone support and data analysis services. Ongoing support fees are generally negotiated at the commencement of a contract. However, it is our experience that our larger customers increase the amount of services they purchase from us over time. Fees for these additional services are typically based on the labor and materials used to provide the applicable service.

       We charge our customers license fees to use our proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, the territory covered and the particular software licensed by the customer.

       We generally recognize license fees as revenue using the percentage of completion method over a period of time that commences with the execution of a license agreement, and ends when the product configuration is complete and it is ready for use in the field. This period of time usually includes initial customization or configuration, and concludes with quality assurance and testing. In those historically rare cases when there is no initial customization or configuration, we generally recognize the license fees from those products upon delivery, assuming any services to be provided are not essential to the functionality of the software. Additionally, license revenues are recognized immediately when user-count for previously delivered software increases, and/or a third party is used for implementation and configuration. Our software license agreements provide for a warranty period (typically 180 days from the date of execution of the agreement). The portion of the license fee, associated with the warranty period is unbundled from the license fee and is recognized ratably over the warranty period. We do not recognize any license fees unless persuasive evidence of an arrangement exists, the license amount is fixed and determinable and collectability is probable.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

       Revenues. Total revenues increased $10,287,000 to $56,033,000 in the three months ended September 30, 2000, up 22% from $45,746,000 in the three months ended September 30, 1999.

       License fee revenues increased $1,708,000 to $8,599,000 in the three months ended September 30, 2000, up 25% from $6,891,000 in the three months ended September 30, 1999. This increase was attributable primarily to sales growth in Japan, as well as new pharmaceutical customers. License fee revenues as a percentage of total revenues were 15% in both the three months ended September 30, 2000 and the three months ended September 30, 1999.

       Service revenues increased $8,579,000 to $47,434,000 in the three months ended September 30, 2000, up 22% from $38,855,000 in the three months ended September 30, 1999. The increase in absolute dollars was primarily the result of an increase in the number of installed users of our sales force software products, as well as the provision of additional services for our existing customers. Service revenues as a percentage of total revenues were 85% in both the three months ended September

30, 2000 and 1999. The Company expects the relationship of license to service revenues to fluctuate slightly by quarter, but that on an annual basis it should continue to be approximately the same as the total for the year ended December 31, 1999, which was 86%.

       Cost of Revenues. Cost of revenues increased $3,154,000 to $22,536,000 in the three months ended September 30, 2000, up 16% from $19,382,000 in the three months ended September 30, 1999.

       Cost of license fees increased $300,000 to $835,000 in the three months ended September 30, 2000, up 56% from $535,000 in the three months ended September 30, 1999. Cost of license fees for the three months ended September 30, 2000 represents the amortization of purchased software and capitalized software development costs of $672,000 and third party vendor license fees of $163,000. Cost of license fees for the three months ended September 30, 1999 represents the amortization of capitalized software development costs of $397,000 and third party vendor license fees of $138,000. The increase in the amortization of capitalized software development costs in the three months ended September 30, 2000 was primarily due to the increase in purchased capitalized software associated with the acquisitions of MMI and Analytika. The increase in third party software costs was primarily due to the increased sales of our products that include imbedded third party products.

       Cost of services increased $2,854,000 to $21,701,000 in the three months ended September 30, 2000, up 15% from $18,847,000 in the three months ended September 30, 1999. This increase was primarily due to an increase in staff required to support greater client activity. As a percentage of service revenues, however, cost of services decreased to 46% of service revenues in the three months ended September 30, 2000, compared to 49% in the three months ended September 30, 1999. This decrease was primarily the result of increased operational efficiencies in the nine months ended September 30, 2000.

       Total gross margin for the three months ended September 30, 2000 was 60%, up from 58% for the three months ended September 30, 1999. This increase is due to the improvement in service margins as described above. The Company believes that the appropriate targeted gross margin rate should be 58% to 60%.

       Selling, General and Administrative ("SG&A") Expenses. SG&A expenses increased $4,036,000 to $18,752,000 in the three months ended September 30, 2000, up 27% from $14,716,000 in the three months ended September 30, 1999. The increase in the absolute dollar amount of SG&A expenses was attributable primarily to an increase in sales and marketing expenses from both our existing businesses and our newly acquired businesses. As a percentage of revenues, SG&A expenses increased to 33% in the three months ended September 30, 2000, up from 32% in the three months ended September 30, 1999. The Company's annual targeted SG&A expenses, as a percentage of total revenues, are 30% to 32%.

       Research and Development ("R&D") Expenses. R&D expenses increased $310,000 to $2,703,000 in the three months ended September 30, 2000, up 13% from $2,393,000 in the three months ended September 30, 1999. The increase in R&D expenses was attributable primarily to increased spending on development of internet initiatives, along with R&D spending from acquisitions. As a percentage of revenues, R&D expenses were 5% in both the three months ended September 30, 2000 and the three months ended September 30, 1999. With respect to future research and development expenses, subject to market conditions, we currently anticipate that such expenses will be approximately 4% to 6% of revenues.

       Provision for Income Taxes. The effective rate remained unchanged at 36% in the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

       Revenues. Total revenues increased $29,596,000 to $154,827,000 in the nine months ended September 30, 2000 up 24% from $125,231,000 in the nine months ended September 30, 1999.

       License fee revenues increased $2,566,000 to $20,258,000 in the nine months ended September 30, 2000, up 15% from $17,692,000 in the nine months ended September 30, 1999. This increase was attributable primarily to sales growth in Japan, as well as new pharmaceutical customers. License fee revenues as a percentage of total revenues were 13% in the nine months ended September 30, 2000, as compared to 14% in the nine months ended September 30, 1999.

       Service revenues increased $27,030,000 to $134,569,000 in the nine months ended September 30, 2000, up 25% from $107,539,000 in the nine months ended September 30, 1999. The increase in absolute dollars was primarily the result of an increase in the number of installed users of our sales force software products, as well as the provision of additional services for our existing customers. Service revenues as a percentage of total revenues were 87% in the nine months ended September 30, 2000, as compared to 86% in the nine months ended September 30, 1999. The Company expects the relationship of license to service revenues to fluctuate slightly by quarter but on an annual basis it should continue to be approximately the same as the total for the year ending December 31, 1999, which was 86%.

       Cost of Revenues. Cost of revenues increased $10,349,000 to $64,946,000 in the nine months ended September 30, 2000, up 19% from $54,597,000 in the nine months ended September 30, 1999.

       Cost of license fees increased $1,185,000 to $2,710,000 in the nine months ended September 30, 2000, up 78% from $1,525,000 in the nine months ended September 30, 1999. Cost of license fees for the nine months ended September 30, 2000 represents the amortization of purchased software and capitalized software development costs of $2,101,000 and third party vendor license fees of $609,000. Cost of license fees for the nine months ended September 30, 1999 represents the amortization of capitalized software development costs of $1,146,000 and third party vendor license fees of $379,000. The increase in the amortization of capitalized software development costs in the nine months ended September 30, 2000 was primarily due to the increase in purchased capitalized software associated with the acquisitions of MMI and Analytika. The increase in third party software costs was primarily due to the increased sales of our products that include imbedded third party products.

       Cost of services increased $9,164,000 to $62,236,000 in the nine months ended September 30, 2000, up 17% from $53,072,000 in the nine months ended September 30, 1999. This increase was primarily due to an increase in staff required to support greater client activity. As a percentage of service revenues, cost of services decreased to 46% of service revenues in the nine months ended September 30, 2000, compared to 49% in the nine months ended September 30, 1999. This is primarily the result of increased operational efficiencies in the nine months ended September 30, 2000.

       Total gross margin for the nine months ended September 30, 2000 was 58%, up from 56% for the nine months ended September 30, 1999. This increase is due to the improvement in service margins as described above. The Company believes that the appropriate targeted gross margin rate should be 58% to 60%.

       SG&A Expenses. SG&A expenses increased $8,596,000 to $50,336,000 in the nine months ended September 30, 2000, up 21% from $41,740,000 in the nine months ended September 30, 1999. The increase in the absolute dollar amount of SG&A expenses was primarily attributable to an increase in sales and marketing expenses from both our existing businesses and our newly acquired businesses. As a percentage of revenues, SG&A expenses were 33% in both the nine months ended September 30, 2000 and nine months ended September 30, 1999. The Company's annual targeted SG&A expenses, as a percentage of total revenues, are 30 to 32%.

       R&D Expenses. R&D expenses increased $2,177,000 to $8,043,000 in the nine months ended September 30, 2000, up 37% from $5,866,000 in the nine months ended September 30, 1999. The increase in R&D expenses was attributable primarily to increased spending on development of internet initiatives along with R&D spending from acquisitions. As a percentage of total revenues, R&D expenses were 5% in both the nine months ended September 30, 2000 and the nine months ended September 30, 1999. With respect to future R&D expenses, subject to market conditions, we currently anticipate that such expenses will be approximately 4% to 6% of revenues.

       Mergers and Acquisitions. During the second quarter of 1999, the Company acquired CorNet in a transaction accounted for as a pooling of interests and incurred a one time expense for the costs related to the acquisition and the cancellation of a proposed common stock offering.

       Provision for Income Taxes. The effective rate decreased to 36% in the nine months ended September 30, 2000 as compared to 40% for the nine months ended September 30, 1999. This decrease was due to the non-deductibility of certain merger and acquisition expenses during in the second quarter of 1999, as well as continued implementation of tax planning strategies throughout the world.

LIQUIDITY AND CAPITAL RESOURCES

       We have historically financed our operations primarily through cash generated by operations. Net cash provided by operating activities was $18,495,000 in the nine months ended September 30, 2000, compared to $17,432,000 in the nine months ended September 30, 1999. This increase in cash provided by operating activities was due primarily to higher net income, an increase in depreciation and amortization, partially offset by a increase in accounts receivable and a decrease in accounts payable and accrued expenses.

       Cash used in investing activities was $2,980,000 in the nine months ended September 30, 2000 compared to $18,430,000 in the nine months ended September 30, 1999. The decrease was due primarily to increased sales of short-term investments in the nine months ended September 30, 2000, partially offset by an increase in purchases of property and equipment.

       We generated $7,688,000 of cash from financing activities in the nine months ended September 30, 2000 compared to $6,448,000 in the nine months ended September 30, 1999. The increase in our cash provided from financing activities was due primarily to an increase in the issuance of common stock, which resulted from the exercise of employee stock options during the nine months ended September 30, 2000, as well as lower payments on capital lease obligations in 2000.

       We maintain a $15,000,000 revolving line of credit agreement with The Chase Manhattan Bank (the "Credit Agreement"). The Credit Agreement is available to finance working capital needs and possible future acquisitions. The terms of this Credit Agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to our net worth as of December 31, 1997, plus 50% of net income earned after January 1, 1998, plus 75% of the net proceeds of any stock offerings (as defined in the Credit Agreement). This covenant effectively limits the amount of cash dividends we may pay. At September 30, 2000, there were no borrowings outstanding under the Credit Agreement, and we satisfied all of our covenant obligations.

       At September 30, 2000, our working capital was approximately $104,684,000. We had no significant capital spending or purchasing commitments other than normal purchase commitments and commitments under facility and capital leases.

       We recently entered into a lease agreement for a new facility in Chesapeake, Virginia, at market rate rent. The two building facility is comprised of approximately 100,000 total square feet. We expect capital expenditures in connection with tenant improvements, furniture and fixtures and other capital costs to be incurred through 2001. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, through at least the next two years.

       We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. Implementation of SAB No. 101 is required in the fourth quarter of fiscal year 2000. Management of the Company believes that its accounting policies for revenue recognition are in compliance with the provisions of SAB No. 101.

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

OUR LENGTHY SALES AND IMPLEMENTATION CYCLES MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY REVENUES

       The selection of a sales force software product often entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer's license of the software. Given the importance of the decision, our customers' senior levels of management often are involved and, in some instances, their board of directors may be involved in this process. As a result, the decision-making process typically takes nine to eighteen months, although in some cases it may take even longer. Accordingly, we cannot control or predict the timing of our execution of contracts with customers.

       In addition, an implementation process of three to six months is customary before the software is introduced to a customer's sales force. However, if a customer were to delay or extend its implementation process, our quarterly revenues may decline below expected levels and could adversely affect our results of operations.

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

OUR BUSINESS IS AFFECTED BY VARIATIONS IN OUR CUSTOMERS' BUDGET CYCLES

       We have historically realized a greater percentage of our license fees and service revenues in the second half of the year than in the first half because, among other things, our customers typically spend more of their annual budget authorization for customer relationship management ("CRM") solutions in the second half of the year. However, the relationship between the amounts spent in the first and second halves of a year may vary from year to year and from customer to customer. In addition, changes in our customers' budget authorizations may reduce the amount of revenues we receive from the license of additional software or the provision of additional services. As a result, our operating results could be adversely affected.

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

       To remain competitive, we also may have to spend more of our revenues on product research and development than we have in the past. As a result, our results of operations or financial condition could be materially and adversely affected.

       Further, our software products are technologically complex, and may contain previously undetected errors or failures. Such errors have occurred in the past and we cannot assure you that, despite our testing, our new products will be free from errors. Errors that result in losses or delays could have a material adverse effect on our business, operating results or financial condition.

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

       We believe the sales force software products and/or services offered by most of our competitors do not address the variety of pharmaceutical and CPG customer needs that our solutions address. However, these competing solutions may cost less than our solutions. We also face competition from many vendors that market and sell sales force automation and CRM solutions in the CPG market. In addition, we also compete with various companies that provide support services similar to our services. We believe our ability to compete depends on many factors, some of which are beyond our control, including:

- the number and success of new market entrants supplying competing sales-force products or support services;

- expansion of product lines by, or consolidation among, our existing competitors; and

- development and/or operation of in-house sales-force software products or services by our customers and potential customers.

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

SOME OF OUR CUSTOMERS RELY ON OUR COMPETITORS FOR MARKET DATA

       Current market data on the sales of prescription-only pharmaceutical products is an important element for the operation of our sales-force software products in the prescription-only pharmaceutical industry. Our customers use this data to guide and organize their sales forces and marketing efforts. Some of the leading purveyors of this market information compete with us, either directly or through affiliates, or may compete with us in the future. If these purveyors of market information require pharmaceutical companies to use their sales force products and/or services, our business, operating results and financial condition may be materially and adversely affected.

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

WE MAY FACE RISKS ASSOCIATED WITH ACQUISITIONS

       Our business could be materially and adversely affected as a result of the risks associated with acquisitions. As part of our business strategy we have acquired businesses that offer complementary products, services, or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business, including:

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

       As of September 30, 2000, our investments consisted primarily of commercial paper maturing over the following four months. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 1000 basis points, our interest income for the year ended December 31, 1999 would have decreased by less than $150,000. This estimate assumes that the decrease occurred on the first day of 1999 and reduced the yield of each investment instrument by 1000 basis points throughout the year. The impact of future changes in investment yields on our future interest income will depend largely on the gross amount of our investments.

PART II. OTHER INFORMATION

ITEM 5. Other Information

       On September 25, 2000, the Company entered into an Employment Agreement with Michael G. Atieh, to serve as the Company's Senior Vice President and Chief Financial Officer. Mr. Atieh will report to George Robson, who will remain in his role as Executive Vice President.


ITEM 6. Exhibits and Reports on Form 8-K.

(a)   The following documents are filed as part of this report:

   1.  Exhibits:

        10.1 Employment Agreement dated September 25, 2000 between the Company and Michael G. Atieh.

        27.1       Financial Data Schedule

(b) The Company did not file any reports on form 8-K during the period for which this Form 10-Q is filed.

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Date: November 14, 2000

                              By: /s/ JOHN E. BAILYE
                                  --------------------------------

                              John E. Bailye, President and
                              Chief Executive Officer
                              (Principal Executive Officer)

                              By: /s/ MICHAEL G. ATIEH
                                  --------------------------------

                              Michael G. Atieh, Senior Vice President
                              and Chief Financial Officer
                              (Principal Financial and Chief Accounting Officer)