Form 10-K
period 2000-12-31
DENDRITE INTERNATIONAL INC
filed 2001-04-02
CIK 880321

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    Form 10-K

[ X ] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

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

                             1200 Mt. Kemble Avenue
                            Morristown, NJ 07960-6797
                                  973-425-1200
                                  ------------
   (Address, including zip code, and telephone number (including area code) of registrant's principal executive office)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 Title of Class
                                 --------------
                           Common Stock, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of the common stock held by non-affiliates of the registrant was approximately $476,657,215 based upon the closing price of the common stock, which was $13.1875 on March 15, 2001. The number of shares of common stock outstanding as of March 15, 2001 was 40,281,002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III.

Note: Dendrite(R), Catalyst(TM), ForceAnalyzeRx(R), ForceMobile(TM), ForceKnowledge(TM), PharmaRep.com(TM), CoachMe(TM),
           WebSessionManager(TM), ForceOne(R), ForcePharma(TM), WebForce(TM), j-forceWEB(TM), Medicheck(TM), SalesPlus(TM) and ScripMax(TM) are either trademarks or registered trademarks of Dendrite International, Inc. All other service marks, trademarks and trade names referred to in this document are the property of their respective owners. The Company and any of its US or international subsidiaries are sometimes collectively referred to as "Dendrite", "we", "our" or "the Company".

                                TABLE OF CONTENTS
PART I.............................................................................................................................4
- ------

   ITEM 1.      BUSINESS...........................................................................................................4
   -------      ---------

   ITEM 2.      PROPERTIES........................................................................................................13
   -------      -----------

   ITEM 3.      LEGAL PROCEEDINGS.................................................................................................14
   -------      ------------------

   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................................14
   -------      ----------------------------------------------------

PART II...........................................................................................................................14
- -------

   ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................................14
   -------      ----------------------------------------------------------------------

   ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA..............................................................................15
   -------      -------------------------------------

   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................15
   --------     --------------------------------------------------------------------------------------

   ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................................28
   --------     ----------------------------------------------------------

   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................................28
   -------      --------------------------------------------

   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................28
   -------      -------------------------------------------------------------------------------------

PART III..........................................................................................................................28
- --------

   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................................28
   --------     ---------------------------------------------------

   ITEM 11.     EXECUTIVE COMPENSATION............................................................................................28
   --------     -----------------------

   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................................29
   --------     ---------------------------------------------------------------

   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................................29
   --------     -----------------------------------------------

PART IV...........................................................................................................................29
- -------

   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................................................29
   --------     ----------------------------------------------------------------


                                     PART I
ITEM 1.      BUSINESS.

GENERAL

    Dendrite International, Inc. is a leading global provider of a comprehensive range of customer relationship management (sometimes called CRM) software products and support services to the pharmaceutical industry. Our customer relationship management solutions enable our customers to effectively manage the activities of large sales forces in complex selling environments. These solutions also permit pharmaceutical companies to create a central repository of information about each of their customers which is integrated and analyzed so as to maximize the value derived from each such customer.

    Historically, we have focused our solutions on large sales forces within the prescription-only pharmaceutical industry. We believe that our extensive knowledge of the complex and unique selling processes in this industry and our demonstrated ability to meet our customers' business needs have given us a commanding position in this portion of our target market. We are presently the world's largest supplier of customer relationship management solutions to the prescription-only pharmaceutical industry based on the number of sales representatives supported. Our global reach strategy has expanded our target market to mid-size pharmaceutical companies as well as to subsidiaries in emerging markets. Our customers' sales forces now range in size from as few as 50 representatives in smaller European countries to several thousand representatives in the United States.

    Our CRM solutions are highly configurable and are designed to interface with other customer-facing software utilized by pharmaceutical manufacturers. Our solutions ultimately enable our pharmaceutical customers to maximize the return on investment related to sales and promotional activities and to improve profitability of their operations by allowing them to:

o analyze prescriber patterns to ensure delivery of the right message at the right time;

o coordinate the activities and sales call content of multiple sales forces calling on the same customers;

o provide integrated data from multiple sources quickly to direct individual sales representatives;

o provide technical and support services to maximize the selling time of the sales representatives; and

o provide Internet-based training and meetings to minimize out of territory time of sales representatives.

    Dendrite also supplies CRM solutions to manufacturers of consumer packaged goods. Our consumer packaged goods or CPG products are targeted at manufacturers whose sales representatives call on retail outlets and enable sales representatives to manage all aspects of their call reporting obligations, including the collection of pricing, promotions and product placement information. In addition, our products also integrate sales information from a number of data sources. By using our products, consumer packaged goods manufacturers can measure the effect of their promotions activities and can effectively plan and execute sales strategies in ways that bring them significant competitive benefits.

    The broad range of support services we offer are intended to enable our customers to maximize the effectiveness of our software products. These services include software configuration and implementation, technical and hardware support, sales force support and data integration and analysis. We typically provide these services under multi-year agreements.

    Dendrite develops and markets a comprehensive range of customer relationship management solutions consisting of software products and a wide range of support services. These solutions, among other benefits, synchronize a pharmaceutical customer's interactions with its customers across all customer-facing departments within the organization, enabling them to:

o centralize data to maintain a history of all contacts with each physician;

o        target specific physicians with specific messages;

o        realign sales territories;

o        reallocate sales personnel on a customer or formulary basis;

o        share data among sales  representatives  calling on the same physician;
         and

o        redeploy sales and marketing resources more rapidly and more precisely.


     Our CRM software products integrate and process large volumes of time-sensitive, sales-related data for use in developing sales strategies and campaigns. Our current product offerings allow customers to select many different combinations of features for different types of sales forces. These software products typically do not require customization (i.e., modification of source code) in order to be implemented; however, generally they are significantly configured to address data, market and other customer requirements. Our current product offering also includes configuration and administration tools which enable customers to configure and administer certain of our software products.

     We price our CRM software products based on the geographic area in which a customer uses them, on its chosen configuration, and on the total number of users. We charge additional up-front fees to configure and install the software and to train the sales representatives, as well as annual fees for continuing services and fees for specific projects.

PHARMACEUTICAL SOFTWARE PRODUCTS

     Our pharmaceutical software products are designed to provide information to personnel involved in sales and sales management and also to other levels within each client's organization, including senior management. For example, information directly related to sales, such as travel and expense reports, may be channeled to the finance and personnel departments. In addition, field representatives can directly input information concerning a particular physician that may assist a client's managed care sales personnel. These systems effectively link a customer's sales and management functions with other business departments.

    We currently offer our pharmaceutical customers four primary software products: WebForce, Catalyst, SalesPlus, and j-forceWEB. We also offer our pharmaceutical customers two additional Windows CE(TM)-based software products:
ForceMobile and Medicheck. In addition, we offer our managed care account-based pharmaceutical customers ForceMC.

    WEBFORCE. WebForce is a comprehensive suite of sales force automation or SFA tools with data sharing, analysis and interfacing capabilities intended to serve as the basis of the CRM environment for our large multinational pharmaceutical customers. The WebForce product suite includes the following components:
WebForce, our web-enabled CRM software product for large-scale pharmaceutical sales organizations; PharmaRep.com, a customizable portal designed to deliver company directives, industry news and other customer specific content to a sales force; ForceKnowledge, a knowledge management tool; an embedded version of ForceAnalyzeRx (which is described below); WebSessionManager, a distance learning tool; and CoachMe, which provides on-demand training and technical support for sales representatives in the field. The core WebForce software product can be configured to support sales representatives and managers at all levels within a sales organization and can also be configured to address a customer's specific business requirements.

    New functions, which integrate fully with an existing configuration, can be added over time, allowing the customer to acquire a system that is capable of evolving as business requirements change. A typical major pharmaceutical customer will select the components and a configuration that reflect the structure of the sales force, the geographic region involved, and the type of pharmaceutical sales data available. Each component is offered with specific continuing support services.

     CATALYST. Our Catalyst product provides a suite of comprehensive tools tailored to the specific needs of mid-size pharmaceutical, medical device, biopharmaceutical, biotechnology, and contract sales organizations. Catalyst's flexible architecture and application development tools permit extensive configuration to meet a customer's unique business requirements and subsequent implementation within condensed time frames. Through the integration of third-party sales data, comprehensive opportunity and contact management functionality and sophisticated targeting capabilities, Catalyst empowers healthcare product sales organizations with critical customer intelligence. Like WebForce, Catalyst uses object-oriented programming technology and can be configured for all user levels within a sales organization.

    SALESPLUS. SalesPlus is marketed to mid-tier European pharmaceutical companies. We configure SalesPlus prior to sale, which saves our customers the time and costs associated with configuration. This product is offered to those pharmaceutical customers whose business needs do not require all of the features of the WebForce product. As with WebForce and Catalyst, SalesPlus is capable of supporting all levels within a sales organization.

    j-forceWEB. Our j-forceWEB solution was specifically developed for the Japanese market and contains functionality similar to the WebForce product. The j-forceWEB solution is web-enabled and provides all of the functionality offered in its predecessor product, J-Force. The solution is highly configured to meet local market requirements that reflect the unique characteristics of the Japanese prescription-only pharmaceutical market.

    FORCEMOBILE, a Windows CE(TM)-based handheld application, provides functionality comparable to many laptop applications at a reduced cost.
ForceMobile is optimized for growth-focused organizations of all sizes that require greater portability, instant data access and lower cost of hardware ownership. The product provides comprehensive functionality, two-tier synchronization capabilities, and common enterprise architecture with WebForce. ForceMobile enables organizations to increase sales effectiveness by delivering and capturing information at the customer point of contact, enabling sales representatives to effectively and timely target customers.

    MEDICHECK. Medicheck, a Windows CE(TM)-based palmtop solution, is used by pharmaceutical company sales representatives in emerging markets where highly portable, lower cost hardware is essential. The multiple module palm-top system replaces paper-based systems and permits information sharing among multiple levels within a sales organization.

    FORCEMC. ForceMC is our comprehensive managed care CRM solution. The ForceMC solution was specifically designed for managed care account-based pharmaceutical sales forces and addresses a variety of business issues specific to such field forces. ForceMC is web-enabled, highly configurable and can be fully integrated with other field force solutions (such as WebForce) being utilized by the client.

CPG INDUSTRY PRODUCTS

   Our CPG software products are generally configured in a manner similar to our pharmaceutical software products. We currently offer our CPG customers ForceOne software.

    FORCEONE. ForceOne is our sales force software product for the CPG markets and is sold in Europe, the United States and Canada. ForceOne contains most of the same basic features as our base WebForce product, as well as features specifically created for the CPG industry. ForceOne can be configured to support field sales representatives, their managers and key account managers. The structure of our license, implementation and any ongoing service fees for our CPG customers is similar to that of our pharmaceutical customers; however, to date this market segment has outsourced very few ongoing support services.

ANALYTICAL TOOLS

    The Company currently offers certain analytical software and reporting tools under the ForceAnalyzeRx and ScripMax product names, which may be used either with our sales force software products or on a stand-alone basis. These software products analyze data and produce reports based on the results of these analyses. These products also provide customers with timely information for use in developing sales strategies and measuring performance. The custom applications that we design with these products address a wide variety of client business needs including sales, market research, clinical trials, new product launch analyses and sales reporting.

    Additional capabilities of these analytical products include the ability to predict prescriber brand switches, allowing early intervention to encourage or forestall a change in prescribing behavior. These tools also provide a detailed analysis of the effectiveness of various promotional activities, and offer promotional activity optimization solutions. Dendrite delivers results of the analysis to the user via e-mail or over the Internet.

    Dendrite has developed strategic partnerships with a consortium of demographically and geographically diverse chain and independent retail pharmacies throughout the U.S. These pharmacy data partners deliver a new level of timely, accurate and unique data for incorporation into Dendrite's analytical tools. Through this alliance, Dendrite offers its clients unique prescription dispensing data, which combined with our advanced analytics and predictive modeling capabilities, provides our clients with revolutionary information regarding prescriber behavior.

SERVICES

    In addition to its product offerings, Dendrite provides services to its customers, including software implementation, technical and hardware support and sales force support services. We also provide data-related services, including data scrubbing, match, merge and purge activities, and a variety of data analysis services. Virtually all customers engage Dendrite to provide all or some of these services, including software defect resolution.

    For the year ended December 31, 2000, service revenues represented approximately 89% of our total revenues. As a result of providing these ongoing services, we have developed long-term strategic relationships with our customers. Once we begin supplying CRM solutions to our larger customers, we generally continue to provide support services to them beyond the expiration of the initial service agreement. As these relationships develop, our customers typically increase the amount and variety of support services they purchase from us. These relationships have accounted for some of our increase in service-related revenues.

    The complexity and size of the sales and market research databases being integrated and manipulated by our software products require highly specialized information systems skills, particularly as new sources of data must be integrated. The creation of a customer's database requires loading third party data onto a central server or servers and encoding that data with proprietary Dendrite data links. This encoding process allows the data to be integrated into a functional sales-related database used by Dendrite's CRM software products. We initially perform these services during installation and, if requested, may continue to manage these information systems over time. Many companies choose not to employ the information systems staff needed to manage these large, complex databases and consider the outsourcing of these tasks to us or other third parties as both economically and operationally advantageous to their business.

    Dendrite offers a full range of support services to all of our customers. However, customers of our SalesPlus, Medicheck, and ForceOne products often require less functionality and support services than customers of some of our other products. We therefore generally expect the amount of support services for these customers to be less than that provided to customers of our other products.

    The principal categories of services we offer are implementation services, technical and hardware support services, sales force support services and analytical services.

    IMPLEMENTATION SERVICES. Our implementation services include: the configuration, if applicable, and implementation of a Dendrite CRM software product to meet customer requirements; creation of the customer's specific version of the Dendrite data model; creation of the customer's integrated database; the loading of data onto the customer's remote computer hardware; and training customer employees on use and capabilities of Dendrite sales force software products.

    TECHNICAL AND HARDWARE SUPPORT SERVICES. Our technical and hardware support service offerings consist of management of technical support for Dendrite sales force software products, customization of source code (if applicable) to meet the customer's needs and continued support of the customer's database. These services include loading and linking new releases of third party data purchased by the customer; identifying new functional segments for data analysis; providing software defect resolution and issuing performance enhancements, feature changes and, in certain circumstances, new versions of products, operation and maintenance of server computers; providing asset control and maintaining remote computer hardware, including recapture of data on defective equipment and replacement of defective equipment; and developing business interruption plans for management of any unforeseen interference with Dendrite's provision of ongoing support services, including coordinating the retention of a disaster recovery provider for the customer's servers.

    SALES FORCE SUPPORT SERVICES. Our sales force support services include project management; ongoing training on use and capabilities of Dendrite sales force software products; assistance to the customer in planning and executing realignments of sales territories or functional (e.g., formulary-based) segments to allow more effective resource allocation; direct customer service telephone support for Dendrite sales force and certain third party software products (available seven days a week and in many foreign languages); pro-active prescription data analysis at a territory and physician level to a customer's sales representatives to improve sales and promotional campaigns; and data integration and data management services with data our customers obtain from third party sources.

    When a major customer licenses a Dendrite sales force software product, the Company typically establishes an implementation services group for that customer, as well as a separate support service group composed of both customer support and technical support personnel who are dedicated to servicing that customer. For customers with smaller sales forces or sales forces with specialized needs, such as non-home country language capability, the service group may have responsibility for more than one client.

    Typically, we provide services under a multi-year contract. In North America, we enter into service agreements directly with our customers. Outside North America, we enter into service agreements through our local wholly-owned subsidiary or branch. Depending upon the size of the customer and the scope of services to be performed, a dedicated service group may be comprised of five to 100 persons.

    ANALYTICAL SERVICES. The Company provides analytical services as an integral part of its comprehensive CRM solutions. The results of these analytical services provide our customers with valuable measures, insights and predictions about prescriber behavior, which are typically not available from standard forms of analyses. Dendrite utilizes advanced modeling and data mining techniques to generate these results, which are stored in a common customer database, and are available for use in connection with our analytical tools.

    Our approach to advanced analytics recognizes that each customer's portfolio of products possesses unique characteristics that must be represented in the analysis in order to produce meaningful and actionable results. As a result, when a customer chooses to implement modeling for one or more of its brands, our consultants work together with the customer's managers and analysts to identify and quantify those aspects of the market conditions that need to be represented in the analyses. We then tailor the models to the client's specific business and marketing needs. Once this tailoring has been completed, the resulting models and tools can be incorporated into the client's overall CRM system for on-going use.

SOFTWARE CONFIGURATION

    Our pharmaceutical software products are configured to allow information access and communication among geographically dispersed sales and marketing personnel and regional and home offices. The core of the configuration is a central database server, which stores the customer information and integrates and controls all data flow from external points. Most of the servers used by our customers are manufactured by IBM, Compaq, Hewlett-Packard or Sun Microsystems and run on UNIX(TM) or Windows NT(R) operating systems. Servers are purchased or leased by Dendrite's customers or leased for them by Dendrite. Some smaller customers lease space on our servers located in various offices worldwide.

    Remote databases are stored on laptop and palmtop computers used by sales representatives in the field and are updated regularly via modem. Regional sales managers using personal computers may access the server via wide area networks. Our customers are responsible for selecting computer equipment and for deciding when to upgrade or replace it.

    Our pharmaceutical software products permit a sales representative to send updated information to the central database server. Similarly, the sales representative can receive information concerning upcoming calls as well as additional sales efforts planned by other sales representatives within the same company. This server, in most cases located at one of our facilities, contains the customer's own database of sales-related information which is generally maintained and operated for the customer by us.

CUSTOMERS

     Our major customers consist of large, multinational pharmaceutical companies, including: Abbott; Allergan; AstraZeneca; Aventis; Bristol-Myers Squibb; Dai-nippon; Eli Lilly; Kissei; Johnson & Johnson; Mitsubishi Tokyo;
Novartis; Ono Pharmaceuticals; Pfizer; Proctor & Gamble; Schering Plough; SmithKline Beecham; Solvay; Takeda Pharma; Teijin; Tokyo Tanabe; Torii; Tsumura; and Wyeth Lederle. In addition, in the CPG market, our major customers include:
Gillette; RJR MacDonald; Rayovac; Ralston-Purina; and Wells Dairy.

    Approximately 52% of our total revenues in 2000 came from our three largest clients: Pfizer (which includes the former Parke-Davis division of Warner Lambert), Johnson & Johnson and Bristol-Myers Squibb. Approximately 37% of our total revenues in 1999 came from Pfizer and Johnson & Johnson. Approximately 42% of our total revenues in 1998 came from Pfizer and Johnson & Johnson. The loss of all or a significant part of the business of any of these customers could have a material adverse effect on us.

SALES AND MARKETING

    Dendrite actively markets its CRM solutions to companies worldwide using regional and local sales and marketing personnel. Sales presentations are typically made to the customer's management information services department or sales department. The selection of a sales force software product often entails an extended decision-making process that typically takes nine to eighteen months. This process may involve senior levels of management and, in some cases, the board of directors.

    The Company works with a potential customer to identify its business requirements in light of its markets, sales organization and operating structure. We draw upon our broad product functionality and experience in the applicable vertical market to provide a comprehensive yet highly targeted CRM solution.

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

    Our relationships with existing customers have been shown to create additional sales and marketing opportunities. Further, our network of international offices allows us to serve our existing customers in new locations. Many of our prescription-only pharmaceutical customers have over-the-counter operations as well, which provide us with additional sales opportunities.

    Occasionally, we have entered into arrangements with business partners to market our products and/or services jointly. In addition, at the request of certain customers, we may resell computer hardware and third-party software.

COMPETITION

    The current market for customer relationship management products and support services is highly competitive and rapidly changing. Many companies offer SFA and CRM products and/or services in the prescription-only pharmaceutical and CPG industries. In addition, we also compete with many companies that provide support services similar to our services.

    Although there are a number of other companies that sell CRM and SFA products, both within and without the pharmaceutical industry (including Siebel, Synavant, Stay-in Front and TVF (Cegedim)), many companies, such as Siebel, endeavor to adapt their products across a broad number of industries and uses. Dendrite, however, believes that it has distinguished itself and is well positioned in the CRM pharmaceutical market by reason of its unique combination of deep pharmaceutical market knowledge, recognized technical support and depth of personnel experienced in the pharmaceutical industry, and proprietary CRM products and product architecture uniquely suited to the pharmaceutical industry.

    Our sales force products and services compete with others principally on the basis of the following factors:

o        product flexibility and configuration;

o        platform configuration;

o        name recognition;

o        global competence;

o        service standards;

o        cost;

o        breadth of customer base; and

o        technical support and service.

    The Company believes that our solutions compete favorably with respect to these factors, and that we are particularly well positioned to maintain strong market leadership through innovative new product and application developments, and with continued focus on support services.

    The Company expects competition to increase as new competitors enter the market to supply CRM software products and/or services and as existing competitors expand their product lines or, consolidate or offer more compelling solutions. Some of our competitors and potential competitors are part of large corporate groups and significantly greater financial, sales, marketing, technology and other resources than Dendrite. We also expect to encounter additional competition in the future from firms offering outsourcing of information technology services and from vendors of software products providing specialized applications not offered by us, including enterprise resource planning vendors and database vendors. The Company may also face competition from CRM vendors who do not currently compete within our vertical markets. In addition, we face potential competition from our current customers and potential customers who may elect to design and install or to operate their own CRM systems.

RESEARCH AND DEVELOPMENT

    Dendrite continues to take advantage of new technologies in developing new products and services. We charged to expense approximately $10,875,000, $7,669,000 and $4,584,000 of research and development in the years ended December 31, 2000, 1999 and 1998, respectively.

    We have capitalized certain costs related to the development of new software products and the enhancement of existing software products consistent with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Capitalized software development costs net of accumulated amortization were $4,392,000 at December 31, 2000 and $3,666,000 at December 31, 1999.

    These amounts exclude $4,144,000 as of December 31, 2000, and $2,399,000 as of December 31, 1999 of purchased software associated with the acquisitions of Associated Business Computing, N.V., Marketing Management International, Inc., and Analytika, Inc. See Note 2 to the Company's Consolidated Financial Statements.

PROPRIETARY RIGHTS

    Dendrite relies on a combination of methods to protect our proprietary intellectual technology, including:

o        trade secret, copyright and trademark laws;

o        license   agreements   with   customers   containing    confidentiality
         provisions;

o        confidentiality agreements with consultants, vendors and suppliers; and

o non-disclosure agreements with each of our executive officers and technical employees.


    Existing United States copyright laws provide only limited protection and even less protection may be available under foreign laws.

EMPLOYEES

    As of December 31, 2000, the Company employed 1,559 employees: 1,162 in the United States and Canada; 224 in Europe; 100 in the Pacific Rim; and 73 in Latin America.

    We believe that relations with our employees are good. Our employees generally are not part of any collective bargaining unit except for our employees in France who are subject to a national collective bargaining agreement. We believe that our future growth and success will depend upon our ability to attract and retain skilled and motivated personnel, which is becoming progressively more difficult for many technology and services companies.

EXECUTIVE OFFICERS

         The following table  identifies the current  executive  officers of the
Company:


              Name                  Age      Capacities in Which Served
              ----                  ---      --------------------------
John E. Bailye...............       47        Chairman of the Board and Chief
                                              Executive Officer

R. Bruce Savage..............       52        Executive Vice President and Chief
                                              Operating Officer

George T. Robson.............       53        Executive Vice President

Michael G. Atieh.............       47        Senior Vice President and Chief
                                              Financial Officer

Teresa F. Winslow............       45        Senior Vice President and President,
                                              Americas Division

Mark H. Cieplik..............       46        Senior Vice President, Worldwide Sales

Christopher J. French........       41        Senior Vice President, Product Innovation

Marc Kustoff.................       45        Senior Vice President and Chief
                                              Technology Officer

Christine A. Pellizzari......       33        Vice President, General Counsel and
                                              Secretary

Kathleen E. Donovan..........       40        Vice President and Corporate Controller


         Each executive officer serves at the discretion of the Board of Directors.

         John E. Bailye has served as Chief Executive Officer and Director since the Company's founding in 1987 and since 1991 in the additional position as Chairman of the Board. Prior to 1987, Mr. Bailye served as a market researcher at Foresearch Pty., Limited ("Foresearch"), a consulting company to the pharmaceutical industry in Australia. In 1976, Mr. Bailye acquired Foresearch and served as its Managing Director until he sold the company in 1986. Mr. Bailye holds a Bachelor of Commerce in Finance, Marketing and Business from the University of New South Wales.

         R. Bruce Savage has served as Executive Vice President and Chief Operating Officer since 1994. From 1993 until 1994, Mr. Savage was Vice President, Europe/Asia and from 1988 to 1993, Vice President, Europe. He also served as General Manager for Dendrite New Zealand from 1986 to 1987, and served as the General Manager of Dendrite Australia and Dendrite New Zealand from 1987 until 1988. Prior to joining the Company, Mr. Savage spent 15 years in the pharmaceutical industry working for Ciba Geigy (NZ) Limited as Manager of Sales and Marketing.

         George T. Robson has served as Executive Vice President since February 1999, and as Chief Financial Officer from June 1997 to October 2000. Prior to joining the Company, Mr. Robson served as Senior Vice President, Chief Financial Officer and Treasurer of H&R Block, Inc. from 1996 to 1997. In addition, Mr. Robson served as Senior Vice President of Unisys Corporation from 1991 to 1996, and as Chief Financial Officer of Unisys from 1990 until 1996. Mr. Robson holds a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania and an M.S. in Management Science from the State University of New York at Binghamton.

         Michael G. Atieh has served as Senior Vice President and Chief Financial Officer since October 2000. Prior to joining the Company, Mr. Atieh served in various positions at Merck & Co., most recently as Vice President and Executive Leader for the Medicare Business Initiative. At Merck & Co., Mr. Atieh served as Senior Vice President, Sales for Merck-Medco Managed Care from 1994 to 1998, as Vice President, Public Affairs in 1994, as Corporate Treasurer from 1990 to 1993, as Vice President, Government Relations from 1988 to 1990, as Director of Investor Relations from 1986 to 1988, and as Director of Accounting from 1983 to 1986. Mr. Atieh is also a Director of Ace Limited. Mr. Atieh is a Certified Public Accountant and holds a Bachelor of Arts in Accounting from Upsala College.

         Teresa F. Winslow has served as President, Americas Division since July 1999 and Senior Vice President since June 1997. Ms. Winslow served as Senior Vice President for the Company's Pfizer Pharmaceutical Global Account Group from 1996 to 1997, as Vice President, Sales and Business Development from 1994 to 1996, as Executive Director, International Sales from 1993 to 1994 and as Director of Marketing and Sales for Dendrite Americas from 1991 to 1993. Prior to joining the Company, Ms. Winslow served in various positions at Schering Laboratories, a division of Schering-Plough Corporation, most recently as National Sales Director. Ms. Winslow is a registered pharmacist and holds a Bachelor of Science in Pharmacy from the University of the Sciences, previously known as Philadelphia College of Pharmacy and Science.

         Mark H. Cieplik has served as Senior Vice President, Worldwide Sales since June 1997. Prior to joining the Company, Mr. Cieplik served as Vice President of Americas of Interleaf, Inc. from 1995 to 1997. In addition, Mr. Cieplik served as Director of North America Major Accounts for System Software Associates from 1991 to 1995, and served in various capacities for IBM from 1976 until 1991. Mr. Cieplik holds a Bachelor of Science in Marketing from Millikin University.

         Christopher  J.  French has served as Senior  Vice  President,  Product
Innovation  since April  2000.  Mr.  French  served as Vice  President,  General
Counsel  and  Secretary  from 1996 to 2000.  Prior to joining the  Company,  Mr.
French was an Associate  at Skadden,  Arps,  Slate,  Meagher & Flom from 1987 to
1996. Mr. French holds a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania and a Juris Doctorate from Fordham University School of Law.

         Marc Kustoff has served as Senior Vice President and Chief Technology Officer since November 2000. Prior to joining the Company, Mr. Kustoff served as Vice President, Information Systems at Parke-Davis Pharmaceutical Co. from October 1996 to November 2000. In addition, Mr. Kustoff has held key management positions at Corning Life Sciences, Inc. and Rhone-Poulenc Rorer, Inc. Mr. Kustoff holds a Bachelor of Arts in Philosophy from the State University of New York, a Master's degree from Michigan State University in Human Resource Management, and Master's degree in Information Systems from Long Island University.

         Christine A. Pellizzari has served as Vice President, General Counsel and Secretary since August 2000. Ms. Pellizzari served as Associate Counsel from 1998 to 2000. Prior to joining the Company, Ms. Pellizzari was an Associate at Wilentz, Goldman & Spitzer, P.A. from 1995 to 1998 and was a law clerk to the Honorable Reginald Stanton, Superior Court of New Jersey from 1994 to 1995. Ms. Pellizzari holds a Bachelor of Arts in Legal Studies from the University of Massachusetts at Amherst and a Juris Doctorate from the University of Colorado School of Law.

         Kathleen E. Donovan has served as Vice President and Corporate Controller since March 1999. Ms. Donovan served as Vice President of Financial Operations from 1997 to 1999. Prior to joining the Company, Ms. Donovan spent 14 years at Unisys Corporation, most recently as Director of Corporate Financial Planning. Ms. Donovan holds a Bachelor of Science in Finance from Georgetown University.

ADDITIONAL INFORMATION

    For additional information regarding the Company's business, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.      PROPERTIES.

    The Company leases a 101,500 square foot building, which serves as our corporate headquarters in Morristown, New Jersey; a 31,575 square foot building in Stroudsburg, Pennsylvania, which houses customer support personnel; a 26,280 square foot building in Basking Ridge, New Jersey, which houses customer support personnel; a 26,500 square foot office in Liberty Corner, New Jersey; a 10,000 square foot building in Stroudsburg, Pennsylvania which serves as a hardware repair and maintenance facility; a 10,000 square foot warehouse in Somerset, New Jersey; a 9,490 square foot office in Durham, North Carolina; and a 120 square foot office in Newark, Delaware. We also lease a total of 57,670 square feet in fifteen foreign locations in Australia, Belgium, Brazil, Canada, Ecuador, France, Germany, Hungary, Italy, Japan, Mexico, New Zealand, Spain and the United Kingdom for local management, sales offices and customer support operations. We have entered into a lease prior to December 31, 2000, for a 100,000 square foot facility in Chesapeake, Virginia. Subsequent to December 31, 2000, the Company entered into a lease for 33,000 square feet of office space in New Jersey; and an agreement to purchase a 145,000 square foot building in New Jersey and plans to relocate our principal facilities in the summer of 2001. See
Note 8 to the Company's Consolidated Financial Statements.

    Servers located at our facilities are commonly maintained in a secured area and are often subject to regular audit and inspection by our customers. The Company maintains database servers located at our facilities for substantially all of our U.S. customers and for a substantial majority of our international customers. For these customers, we offer a business interruption service, which is intended to protect these customers' businesses in the event of any unforeseen interruption, interference or disruption of the Company's provision of customer support services. As part of this offering, we will assist a customer in developing a business interruption plan, which will include the coordination of the customer's retention of a disaster recovery provider.

ITEM 3.   LEGAL PROCEEDINGS.

    Dendrite is occasionally involved in litigation relating to personnel and other claims arising in the ordinary course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a materially adverse effect on our business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock, no par value, is quoted on the Nasdaq National Market under the symbol "DRTE". As of March 1, 2001, there were approximately 188 holders of record of our common stock.

    The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported by the Nasdaq National Market System.

       Period                                                 High      Low
       ------                                                 ----      ---
       Quarter Ended March 31, 2000....................      $35.00    $17.19
       Quarter Ended June 30, 2000.....................       33.56     14.00
       Quarter Ended September 30, 2000................       33.38     21.38
       Quarter Ended December 31, 2000.................       27.88     10.63

       Quarter Ended March 31, 1999....................       21.17     13.63
       Quarter Ended June 30, 1999.....................       25.33     13.17
       Quarter Ended September 30, 1999................       33.67     19.25
       Quarter Ended December 31, 1999.................       39.00     25.00

    The Company has never paid any cash dividends on its common stock and does not intend to pay any cash dividends on common stock in the foreseeable future. The Company's line of credit agreement with The Chase Manhattan Bank, N.A. requires that we maintain a minimum net worth measured quarterly which is equal to our net worth as of December 31, 1997 plus 50% of our net income earned after January 1, 1998 and 75% of the net proceeds to us of any stock offerings. This covenant effectively limits the amount of cash dividends we may pay. See Note 4 of "Notes to Consolidated Financial Statements" for a discussion of our line of credit agreement.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA.


                                                                              YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------------
                                                          2000         1999             1998            1997            1996
                                                    ----------------------------  --------------- --------------- ----------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
       STATEMENT OF OPERATIONS DATA:
       Revenues:
            License fees.....................          $ 23,966     $  24,244        $ 14,955         $ 9,074        $ 10,310
             Services........................           190,360       148,441         115,678          82,248          66,573
                                                       --------     ---------        --------         -------        --------
                                                        214,326       172,685         130,633          91,322          76,883
       Costs of revenues:
            Cost of license fees.............             3,420         2,360           2,314           1,758             832
            Cost of services.................            88,234        72,380          57,887          45,078          37,771
                                                       --------     ---------        --------         -------        --------
                                                         91,654        74,740          60,201          46,836          38,603
                                                       --------     ---------        --------         -------        --------
            Gross margin.....................           122,672        97,945          70,432          44,486          38,280

       Operating expenses:
            Selling, general and administrative          67,884        56,927          44,046          33,305          28,519
            Research and development.........            10,875         7,669           4,584           3,674           7,361
            Mergers and acquisitions.........                --         3,466              --              --              --
            Write-off of in-process research and
              development....................                --            --           1,230              --           2,640
                                                       --------     ---------        --------         -------        --------
                                                         78,759        68,062          49,860          36,979          38,520
                                                       --------     ---------        --------         -------        --------
            Operating income (loss)..........            43,913        29,883          20,572           7,507            (240)
       Interest income.......................             3,541         1,880           1,099             531           1,168
       Other income (expense)................                 5          (189)           (466)           (261)           (240)
                                                       --------     ---------        --------         -------        ---------
            Income before income taxes.......            47,459        31,574          21,205           7,777             688
       Income taxes..........................            16,848        12,234           8,446           3,002           1,467
                                                       --------     ---------        --------         -------        --------
       Net income (loss).....................          $ 30,611     $  19,340         $12,759         $ 4,775        $   (779)
                                                       ========     =========        ========         =======        =========
       Net income (loss) per share:
            Basic............................          $   0.78     $    0.51        $   0.35         $  0.13        $  (0.02)
                                                       ========     =========        ========         =======        =========
            Diluted..........................          $   0.74     $    0.48        $   0.32         $  0.13        $  (0.02)
                                                       ========     =========        ========         =======        =========
       Shares used in computing net income
            (loss) per share:
            Basic............................            39,354        37,725          36,080          35,601          35,370
                                                       ========     =========        ========         =======         =======
            Diluted..........................            41,344        40,599          39,392          36,870          35,370
                                                       ========     =========        ========         =======         =======


                                                                        DECEMBER 31,
                                               -----------------------------------------------------------
                                                   2000       1999          1998         1997         1996
                                               ----------   ---------   -----------  -----------  --------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...........................       $113,738   $78,131       $50,608      $34,813      $31,530
Total assets..............................        175,903   124,720        81,831       57,876       54,176
Capital lease obligation, less current
portion...................................            --        285           544          353          201
Stockholders' equity......................        153,298   101,116        61,049       40,672       37,511


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

    This Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-K containing the words "believes," "anticipates," "plans," "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical and consumer packaged goods industries. All such forward-looking statements involve risks and uncertainties, including those risks identified under "Factors That May Affect Future Operating Results," many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-K, as more fully described under "Factors That May Affect Future Operating Results". In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-K, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligations to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

OVERVIEW

    In 1991, Dendrite was the successor to a business co-founded in 1986 by John
E. Bailye, the Company's Chairman and Chief Executive Officer. The business was established to provide Sales Force Effectiveness or SFE solutions, which have evolved into what is commonly referred to as CRM solutions, that enable companies to manage, coordinate and control the activities of large sales forces in complex selling environments, primarily in the prescription-only pharmaceutical industry. Today, our CRM solutions combine software products with a wide range of specialized support services. These services include software implementation, technical and hardware support and sales force support. We develop, implement and service sales force software products through our own sales, support and technical personnel located in 21 offices worldwide.

    The Company generates revenues from both services and licenses. Service revenues, which account for a substantial majority of our revenues, consist of fees from a wide variety of contracted services which we make available to our customers, generally under multi-year contracts. We generate implementation fees from services provided to configure and implement the CRM software products for our customers. We receive technical and hardware support fees for services related to, among other things, ongoing technical support, maintenance of our customers' databases, operations of our customers' server computers, maintenance for our customers' remote hardware and asset control. Technical and hardware support fees also include fees for software maintenance services such as software defect resolution and performance enhancements. We generally charge fees for these maintenance services based on a percentage of total license fees. We receive sales force support fees for organizing and managing support of our customers' sales force, including training, telephone support and data analysis services. It is our experience that our larger customers increase the amount of services they purchase from us over time. Fees for these additional services are typically based on the labor and materials used to provide the applicable service.

    We charge our customers license fees to use our proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, the territory covered and the particular software licensed by the customer.

    The Company generally recognizes license fees as revenue using the percentage-of-completion method over a period of time that commences with the execution of the license agreement and ends when the product configuration is complete and it is ready for use in the field. This period of time usually includes initial customization or configuration and concludes with quality assurance and testing. When there is no initial customization or configuration, the Company generally recognizes the license fees from those products upon delivery if any services to be provided are not essential to the functionality of the software. Additionally, license revenues are recognized immediately when the user count for previously delivered software increases. Historically, the Company's software licensing agreements provide for a warranty period (typically 180 days from the date of execution of the agreement). The Company's software maintenance period usually begins immediately after the warranty period. The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized ratably over the warranty period. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, delivery has occurred, the license amount is fixed or determinable and collectability is probable.

    The United States, the United Kingdom, France and Japan are currently our main markets. We bill services provided by our foreign branches and subsidiaries in local currencies. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period. We generated approximately 23% of our total revenues outside the United States during the year ended December 31, 2000; approximately 24% during the year ended December 31, 1999; and approximately 24% during the year ended December 31, 1998. Our operating profits by geographic segment are shown in Note 10 of "Notes to Consolidated Financial Statements".

MERGERS AND ACQUISITIONS

    We regularly evaluate opportunities to acquire products or businesses that represent strategic enhancements to our operations. Such acquisition opportunities, if they arise, may involve the use of cash or equity instruments. The Company has made the following acquisitions over the last three years:

         On January 6, 2000, the Company purchased all of the assets and assumed certain liabilities of Analytika, Inc. ("Analytika"), a provider of advanced analytical products, consulting services and outsourced operations services to the pharmaceutical industry. Under the terms of the acquisition agreement, the Company paid $2,318,000 in cash, which includes transaction costs, and $6,506,000 in Dendrite common stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the assets acquired and liabilities assumed based on their respective fair market values at the acquisition date. Of the purchase price, $2,890,000 was allocated to purchased capitalized software development costs. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill ($5,979,000) based upon an independent appraisal. Analytika's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

    On June 30, 1999, the Company purchased all of the assets and assumed certain liabilities (as defined) of Marketing Management International, Inc. and certain affiliated companies (collectively, "MMI"), providers of palm-top software and paper-based sales force effectiveness solutions and consulting services to subsidiaries of multinational pharmaceutical companies operating in emerging markets, such as Latin America, Eastern Europe and Southeast Asia. Under the terms of the acquisition agreement, the Company paid $6,640,000 in cash, which includes transaction costs, and $3,435,000 in Dendrite common stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the assets acquired and liabilities assumed based on their respective fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired, which included purchased capitalized software development costs ($1,989,000) has been allocated to goodwill ($7,235,000) based upon an independent appraisal. MMI's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

    On May 27, 1999, the Company exchanged 2,220,807 shares of its common stock for all the outstanding shares of common stock of CorNet International, Ltd. ("CorNet"), a provider of sales force effectiveness solutions for the U.S. pharmaceutical, consumer and business to business markets. The merger has been accounted for under the pooling of interests method. Accordingly, all prior historical consolidated financial statements contained herein have been restated to reflect the acquisition of CorNet.

    On July 24, 1998, the Company acquired 100% of the capital stock of Associated Business Computing, N.V. and an affiliated company (collectively, "ABC") for approximately $4,013,000 and transaction costs of $150,000. The acquisition was accounted for under the purchase method of accounting, with the purchase price allocated to the assets acquired and liabilities assumed based on their respective fair market values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was assigned to identifiable intangibles. The Company recorded $1,230,000 of the purchase price as a charge in the consolidated statement of operations on the acquisition date as it was related to the fair value of in process research and development projects. The remaining amount by which the purchase price exceeded the net assets acquired, which included purchased software ($850,000), was allocated to goodwill ($2,226,000). ABC's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

    The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:


                                                          YEAR ENDED
                                                         DECEMBER 31,
                                                ----------------------------
                                                   2000       1999      1998
                                                ---------  --------- -------
 Revenues:
     License fees...........................        11%        14%       11%
     Services...............................        89         86        89
                                                   ---        ---       ---
                                                   100        100       100
 Costs of Revenues:
     Cost of license fees...................         2          2         2
     Cost of services.......................        41         42        44
                                                   ---        ---       ---
                                                    43         44        46
                                                   ---        ---       ---
     Gross Margin...........................        57         56        54

 Operating Expenses:
     Selling, general and administrative....        32         33        33
     Research and development...............         5          4         4
     Mergers and acquisitions...............        --          2        --
     Write-off in-process research and
       development..........................        --         --         1
                                                   ---        ---       ---
                                                    37         39        38
                                                   ---        ---       ---
      Operating income .....................        20         17        16
 Interest and other income..................         2          1        --
                                                   ---        ---       ---
      Income before income taxes............        22         18        16
 Income taxes...............................         8          7         6
                                                   ---        ---       ---
 Net Income ................................        14%        11%       10%
                                                   ===        ===       ====

    Certain reclassifications have been made to prior year amounts to conform with current year presentations. During the second quarter of 1998, we determined that costs associated with certain activities that were previously classified as research and development expense should have been classified as cost of services as these expenditures related to client-specific activities. For consistency of presentation, all prior periods have been reclassified.

YEAR ENDED DECEMBER 31, 2000

    REVENUES. Total revenues increased $41,641,000 to $214,326,000 in 2000, up 24% from $172,685,000 in 1999.

    License fee revenues decreased $278,000 to $23,966,000 in 2000, down 1% from $24,244,000 in 1999. License fee revenues as a percentage of total revenues were 11% in 2000 as compared to 14% in 1999 due in part to the 28% growth in service revenues, as discussed below. The lack of change in license fee revenue was the result of fewer sales to new pharmaceutical customers in the U.S.

    Service revenues increased $41,919,000 to $190,360,000 in 2000, up 28% from $148,441,000 in 1999. Service revenues as a percentage of total revenues were 89% in 2000 as compared to 86% in 1999. The increase in service revenues was primarily the result of an increase in the number of installed users of Dendrite sales force software products at both new and existing customers, as well as the provision of additional services for our existing customers.

    COST OF REVENUES. Cost of revenues increased $16,914,000 to $91,654,000 in 2000, up 23% from $74,740,000 in 1999.

    Cost of license fees increased $1,060,000 to $3,420,000 in 2000, up 45% from $2,360,000 in 1999. Cost of license fees, as a percentage of license revenues, were 14% in 2000 as compared to 10% in 1999. Cost of license fees includes the amortization of capitalized software development costs and third party vendor license fees. The increase in the costs in 2000 was primarily due to the increase in purchased capitalized software associated with the acquisitions of MMI in May 1999 and Analytika in January 2000.

    Cost of services increased $15,854,000 to $88,234,000 in 2000, up 22% from $72,380,000 in 1999. This increase was primarily due to an increase in staff required to support greater client activity. As a percentage of service revenues, cost of services decreased from 49% of service revenues in 1999 to 46% in 2000. This decrease was primarily the result of increased operational efficiencies in 2000.

    Total gross margin remained relatively consistent at 57% in 2000 and 56% in 1999.

    SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $10,957,000 to $67,884,000 in 2000, up 19% from $56,927,000 in 1999. As a percentage of revenues, SG&A expenses decreased to 32% in 2000 from 33% in 1999. The increase in SG&A expenses was primarily attributable to an increase in sales and marketing expenses from both our existing businesses and our newly acquired businesses, due in part to an increase in the number of worldwide employees.

    RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses increased $3,206,000 to $10,875,000 in 2000, up 42% from $7,669,000 in 1999. The increase in research and development expenses was primarily attributable to increased spending on development of internet initiatives, along with R&D spending from acquisitions. As a percentage of revenues, R&D expenses increased to 5% in 2000 from 4% in 1999. With respect to future research and development expenses, subject to market conditions, we currently anticipate that such expenses will be approximately 4% to 6% of revenues.

    MERGERS AND ACQUISITIONS. During the second quarter of 1999, the Company acquired CorNet in a transaction accounted for as a pooling of interests and incurred a one-time expense for the costs related to the acquisition and the cancellation of a proposed common stock offering.

    PROVISION FOR INCOME TAXES. The effective tax rate was reduced to 35.5% in 2000 as compared to 36%, excluding one-time charges, in 1999. This slight decrease was the result of historical tax planning strategies. We anticipate the effective tax rate to be approximately 36% in 2001.

YEAR ENDED DECEMBER 31, 1999

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

    Service revenues increased $32,763,000 to $148,441,000 in 1999, up 28% from $115,678,000 in 1998. Service revenues as a percentage of total revenues were 86% in 1999 as compared to 89% in 1998. The increase in service revenues was primarily the result of an increase in the number of installed users of Dendrite sales force software products at both new and existing customers, as well as the provision of additional services for our existing customers.

    COST OF REVENUES. Cost of revenues increased $14,539,000 to $74,740,000 in 1999, up 24% from $60,201,000 in 1998.

    Cost of license fees increased $46,000 to $2,360,000 in 1999, up 2% from $2,314,000 in 1998. Cost of license fees includes the amortization of capitalized software development costs and third party vendor license fees. The increase in the amortization of capitalized software development costs in 1999 was primarily due to the increase in purchased capitalized software associated with the acquisitions of ABC and MMI in 1999.

    Cost of services increased $14,493,000 to $72,380,000 in 1999, up 25% from $57,887,000 in 1998. This increase was primarily due to an increase in staff required to support greater client activity including the use of higher cost consultants and contractors. As a percentage of service revenues, however, cost of services decreased from 50% of service revenues in 1998 to 49% in 1999. This decrease was primarily the result of increased operational efficiencies in 1999.

    Total gross margin for 1999 rose to nearly 57%, up from 54% in 1998. This increase is due to the improvement in both service and license margins as described above, as well as the higher proportion of license to service revenues in 1999. This is due to the launch of several new products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased $12,881,000 to $56,927,000 in 1999, up 29% from $44,046,000 in 1998. As a percentage of revenues, SG&A expenses remained constant at 33% for the years ended 1999 and 1998. The increase in SG&A expenses was primarily attributable to an increase in sales and marketing expenses from both our existing businesses and our newly acquired businesses, as well as increases related to additional leased facilities in Morristown, New Jersey.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased $3,085,000 to $7,669,000 in 1999, up 67% from $4,584,000 in 1998. The increase in research and development expenses during 1999 was primarily attributable to increased spending on development of our laptop pharmaceutical sales force software products and a new version of our palmtop pharmaceutical sales force software product.

    MERGERS AND ACQUISITIONS. During the second quarter of 1999, the Company acquired CorNet in a transaction accounted for as a pooling of interests and incurred a one-time expense for the costs related to the acquisition and the cancellation of a proposed common stock offering.

    WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. On July 24, 1998, the Company acquired 100% of the capital stock of ABC. We assigned $1,230,000 of the purchase price to in-process research and development and such amount was expensed in the statement of operations.

    PROVISION FOR INCOME TAXES. The effective rate decreased to 39% in 1999 from 40% in 1998. The effective rate for both 1999 and 1998 included one-time charges, which are not deductible for tax purposes. Excluding the effect of these charges, the effective rate would have been 36% in 1999 from 38% in 1998. This decrease was due to the continued implementation of global tax planning strategies.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth certain unaudited consolidated statement of operations data expressed in U.S. dollars for 2000 and 1999. Our quarterly results have varied considerably in the past and are likely to vary from quarter to quarter in the future.


                                                                           QUARTERS ENDED
                                  MARCH 31,    JUNE 30,   SEPT. 30,     DEC. 31,    MARCH 31,     JUNE 30,    SEPT. 30,     DEC. 31,
                                    2000        2000        2000         2000         1999         1999         1999         1999
                                -----------  ---------  -----------  -----------  -----------  -----------  -----------  --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
    License fees............      $  5,609   $  6,050     $  8,599     $  3,708     $  4,054     $  6,747     $  6,891     $  6,552
    Services................        41,453     45,681       47,434       55,792       33,580       35,104       38,855       40,902
                                  --------   --------     --------     --------     --------     --------     --------     --------
                                    47,062     51,731       56,033       59,500       37,634       41,851       45,746       47,454
Costs of Revenues:
    Cost of license fees....           745      1,130          835          710          398          592          535          835
    Cost of services........        19,584     20,950       21,701       25,999       16,503       17,722       18,847       19,307
                                  --------   --------     --------     --------     --------     --------     --------     --------
                                    20,329     22,080       22,536       26,709       16,901       18,314       19,382       20,142
                                  --------   --------     --------     --------     --------     --------     --------     --------
    Gross margin............        26,733     29,651       33,497       32,791       20,733       23,537       26,364       27,312

Operating Expenses:
    Selling, general, and
       administrative.......        15,438     16,146       18,752       17,548       12,627       14,397       14,716       15,186
    Research and development         2,639      2,701        2,703        2,832        1,638        1,835        2,393        1,803
    Mergers and
       acquisitions.........            --         --           --           --           --        3,466           --           --
                                  --------   --------     --------     --------     --------     --------     --------     --------
                                    18,077     18,847       21,455       20,380       14,265       19,698       17,109       16,989
                                  --------   --------     --------     --------     --------     --------     --------     --------
      Operating income......         8,656     10,804       12,042       12,411        6,468        3,839        9,255       10,323
Interest income.............           760        757          917        1,107          418          440          408          613
Other income (expense)......            --        (25)         (17)          47         (125)          43          (10)         (97)
                                  --------   ---------    ---------    --------     ---------    --------     ---------    ---------
    Income before
    income taxes............         9,416     11,536       12,942       13,565        6,761        4,322        9,653       10,839
Income taxes................         3,390      4,153        4,660        4,645        2,562        2,296        3,475        3,901
                                  --------   --------     --------     --------     --------     --------     --------     --------
Net income..................      $  6,026   $  7,383     $  8,282     $  8,920     $  4,199     $  2,026     $  6,178     $  6,938
                                  ========   ========     ========     ========     ========     ========     ========     ========
Net income per share:
    Basic...................      $   0.16   $   0.19     $   0.21     $   0.22     $   0.11     $   0.05     $   0.16     $   0.18
                                  ========   ========     ========     ========     ========     ========     ========     ========
    Diluted.................      $   0.15   $   0.18     $   0.20     $   0.22     $   0.11     $   0.05     $   0.15     $   0.17
                                  ========   ========     ========     ========     ========     ========     ========     ========
Shares used in computing
  net income per share:
    Basic...................        38,818     39,137       39,509       39,934       37,026       37,545       38,025       38,305
                                  ========   ========     ========     ========     ========     ========     ========     ========
    Diluted.................        41,210     41,151       41,638       41,355       39,690       40,104       41,012       41,527
                                  ========   ========     ========     ========     ========     ========     ========     ========

LIQUIDITY AND CAPITAL RESOURCES

    We finance our operations primarily through cash generated by operating activities. Net cash provided by operating activities was $23,262,000 for 2000, compared to $31,811,000 for 1999. This decrease was due primarily to an increase in accounts receivable at December 31, 2000. The increase in accounts receivable was due to an increase in revenues and a delay in payments relating to certain accounts receivable balances, which were expected by December 31, 2000, but were not received until 2001. This decrease was partially offset by increased net income during 2000 as compared to 1999.

    Cash used in investing activities was $8,798,000 for 2000 as compared to $21,916,000 in 1999. This decrease was due primarily to increased sales of short-term investments, partially offset by an increase in purchases of property and equipment.

    We obtained $8,828,000 of cash from financing activities in 2000 as compared to $7,903,000 in 1999. This increase was due primarily to an increase in the issuance of common stock, which resulted from the exercise of employee stock options during the year, as well as lower payments on capital lease obligations.

    We maintain a $15.0 million revolving line of credit agreement with The Chase Manhattan Bank, N.A. The agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to our net worth as of December 31, 1997, plus 50% of our net income earned after January 1, 1998 and 75% of the net proceeds to us of any stock offerings (as defined in the agreement). This covenant effectively limits the amount of cash dividends we may pay. At December 31, 2000, there were no borrowings outstanding under the agreement and we satisfied all of our covenant obligations.

    Our working capital was approximately $113,738,000 at December 31, 2000 and $78,132,000 at December 31, 1999. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our currently projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, for the foreseeable future.

    The Company is committed to spend approximately $11,000,000 to purchase a facility in the second quarter of 2001. We recently entered into a lease agreement for a new facility in Chesapeake, Virginia, with future minimum rental payments of approximately $15,000,000 over the next 11 years. The two building facility is comprised of approximately 100,000 total square feet. We expect capital expenditures in connection with tenant improvements, furniture and fixtures and other capital costs to be incurred through 2001. Funding for these expenditures is expected to be from operating cash flows and existing cash balances.

     On January 31, 2001, the Company announced a stock repurchase program of up to $20,000,000 of its outstanding common stock over a two-year period. The Company will repurchase shares on the open market or in privately negotiated transactions from time to time. Repurchases of stock will be at management's discretion, depending upon price and availability. The repurchased shares will be held as treasury stock, which may be used to satisfy the Company's current and near term requirements under its equity incentive and other benefit plans and for corporate purposes. As of March 28, 2001, the Company has repurchased a total of 630,400 shares under the program for a total value of $8,806,074.

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

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities and is effective for all fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no impact on operating results or financial position.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OUR BUSINESS IS HEAVILY DEPENDENT ON THE PHARMACEUTICAL INDUSTRY

    Most of our customer relationship management products and services are currently used in connection with the marketing and sale of prescription-only drugs. This market is undergoing a number of significant changes. These include:

o the significant consolidation of the pharmaceutical industry as well as the timing and sequencing of sales to our customers may reduce the number of our existing and potential customers;

o regulatory changes that permit the over-the-counter sale of formerly prescription-only drugs; and

o competitive pressure on the pharmaceutical industry resulting from the continuing shift to delivery of healthcare through managed care organizations.

    We cannot assure you that we can respond effectively to any or all of these and other changes in the marketplace. Our failure to do so could have a material adverse effect on our business, operating results or financial condition.

OUR QUARTERLY RESULTS OF OPERATIONS MAY FLUCTUATE SIGNIFICANTLY AND MAY NOT MEET MARKET EXPECTATIONS

    Our results of operations may vary from quarter to quarter due to lengthy sales and implementation cycles for our products, our fixed expenses in relation to our fluctuating revenues and variations in our customers' budget cycles, each of which is discussed below. As a result, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is also possible that in some future period our results of operations may be below our targeted goals and the expectations of the public market analysts and investors. If this happens, the price of our common stock may decline.

OUR LENGTHY SALES AND IMPLEMENTATION CYCLES MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY REVENUES

    The selection of a CRM solution generally entails an extended decision-making process because of the strategic implications and substantial costs associated with a customer's license of the solution. Given the importance of the decision, senior levels of management often are involved and, in some instances, its board of directors may be involved in this process. As a result, the decision-making process typically takes nine to eighteen months, and in certain cases even longer. Accordingly, we cannot control or predict the timing of our execution of contracts with customers.

    In addition, an implementation process of three to six or more months before the software is rolled out to a customer's sales force is customary. However, if a customer were to delay or extend its implementation process, our quarterly revenues may decline below expected levels and could adversely affect our results of operations.

OUR FIXED COSTS MAY LEAD TO FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS IF REVENUES FALL BELOW EXPECTATIONS

    We establish our expenditure levels for product development, sales and marketing and some of our other operating expenses based in large part on our expected future revenues and anticipated competitive conditions. In particular, we frequently add staff in advance of new business to permit adequate time for training. If the new business is subsequently delayed or canceled, we will have incurred expenses without the associated revenues. In addition, we may increase sales and marketing expenses if competitive pressures become greater than originally anticipated. Since only a small portion of our expenses varies directly with our actual revenues, our operating results and profitability are likely to be adversely and disproportionately affected if our revenues fall below our targeted goals or expectations.

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

WE DEPEND ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

    We derive a significant portion of our revenues from a limited number of customers (considering all affiliates of each customer as part of that customer). Approximately 52% of our total revenues in 2000 came from Pfizer (which includes the former Parke-Davis division of Warner Lambert), Johnson & Johnson and Bristol-Myers Squibb. Approximately 37% of our total revenues in 1999 came from Pfizer and Johnson & Johnson. Approximately 42% of our total revenues in 1998 came from Pfizer and Johnson & Johnson. We believe that the costs to our customers of switching to a competitor's software product, or of taking significant system management functions in-house, are substantial. Nevertheless, some of our customers have switched, and in the future other customers may switch, to software products and/or services offered by our competitors or by in-house staff. If any of our major customers were to make such a change, our business, operating results or financial condition would be materially and adversely affected.

WE MAY BE UNABLE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS OR RESPOND TO TECHNOLOGICAL CHANGE

    The market for CRM products changes rapidly because of frequent improvements in computer hardware and software technology. Our future success will depend, in part, on our ability to:

o use available technologies and data sources to develop new products and services and to enhance our current products and services;

o introduce new solutions that keep pace with developments in our target markets; and

o address the changing and increasingly sophisticated needs of our customers.


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

INCREASED COMPETITION MAY RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES

    We believe there are a number of other  companies that sell CRM products and
related  services  that  specifically   target  the   pharmaceutical   industry,
including:

o certain competitors that are actively selling CRM software products in more than one country; and

o        certain competitors that also offer CRM support services.


    We believe the SFA and CRM software products and/or services offered by most of our competitors do not address the variety of pharmaceutical customer needs that our solutions address. We also face competition from many vendors that market and sell SFA and CRM solutions in the CPG market. In addition, we also compete with various companies that provide support services similar to our services. We believe our ability to compete depends on many factors, some of which are beyond our control, including:

o the number and success of new market entrants supplying competing CRM products or support services;

o expansion of product lines by, or consolidation among, our existing competitors; and

o development and/or operation of in-house CRM software products or services by our customers and potential customers.

    Some of our competitors and potential competitors are part of large corporate groups and significantly greater financial, sales, marketing, technology and other resources than we have. We cannot assure you that we will be able to compete successfully with these companies or that competition will not have a material adverse effect on our business, operating results or financial condition.

OUR INTERNATIONAL OPERATIONS HAVE RISKS THAT OUR DOMESTIC OPERATIONS DO NOT

    The sale of our products and services in foreign countries accounts for, and is expected in the future to account for, a material part of our revenues. These sales are subject to risks inherent in international business activities, including:

o any adverse change in the political or economic environments in these countries;

o        any adverse change in tax, tariff and trade or other regulations;

o the absence or significant lack of legal protection for intellectual property rights;

o        exposure  to  exchange  rate  risk  for  service   revenues  which  are
         denominated in currencies other than U.S. dollars; and

o        difficulties   in  managing  an   organization   spread  over   various
         jurisdictions.


WE MAY FACE RISKS ASSOCIATED WITH ACQUISITIONS

     Our business could be materially and adversely affected as a result of the risks associated with acquisitions. As part of our business strategy, we have acquired businesses that offer complementary products, services or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business, including:

o        the effect of the acquisition on our financial and strategic position;

o        the failure of an acquired business to further our strategies;

o        the difficulty of integrating the acquired business;

o the diversion of our management's attention from other business concerns;

o        the  impairment  of  relationships   with  customers  of  the  acquired
         business;

o        the potential loss of key employees of the acquired company; and

o the maintenance of uniform, company-wide standards, procedures and policies.

     These factors could have a material adverse effect on our revenues and earnings. We expect that the consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock, or a combination of these. To the extent that we issue shares of stock or other rights to purchase stock in connection with any future acquisition, existing shareholders will experience dilution and potentially decreased earnings per share.

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

PROVISIONS OF OUR CHARTER DOCUMENTS AND NEW JERSEY LAW MAY DISCOURAGE AN ACQUISITION OF DENDRITE

    Provisions of our Restated Certificate of Incorporation, as amended, our By-laws, as amended, and New Jersey law may make it more difficult for a third party to acquire us. For example, the Board of Directors may, without the consent of the stockholders, issue preferred stock with rights senior to those of the common stock. In addition, the Company has a shareholder rights plan which may limit the ability of a third party to attempt a hostile acquisition of the Company.

OUR COMMON STOCK MAY BE SUBJECT TO PRICE FLUCTUATIONS

    The market price of our common stock may be significantly affected by the following factors:

o the announcement or the introduction of new products by us or our competitors;

o quarter-to-quarter variations in our operating results or changes in earnings estimates or failure to meet or exceed earnings estimates;

o market conditions in the technology, healthcare and other growth sectors; and

o general consolidation in the healthcare information industry which may result in the market perceiving us or other comparable companies as potential acquisition targets.

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

    The introduction of the Euro as a common currency for members of the European Monetary Union took place on January 1, 1999. The eleven participating countries will issue sovereign debt exclusively in Euro and will redenominate outstanding sovereign debt. The legal currencies will continue to be used as legal tender through January 1, 2002, at which point the legacy currencies will be canceled and Euro bills and coins will be used for cash transactions in the participating countries. There can be no assurance that such Euro conversion will not adversely affect our business, financial condition, results of operations or cash flows. We have not determined what impact, if any, the Euro has on our foreign exchange exposure.

INTEREST RATE RISK

    We earn interest income from our balances of cash and short-term investments. This interest income is subject to market risk related to changes in interest rates, which primarily affects our investment portfolio. We invest in instruments that meet high credit quality standards, as specified in our investment policy. The policy also limits the amount of credit exposure to any one issue, issuer and type of investment.

    As of December 31, 2000, our short-term investments consisted primarily of commercial paper maturing over the following three months. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average yield of the Company's investments decreased by 100 basis points, our interest income for the year ended December 31, 2000 would have decreased by less than $700,000. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income, of future changes in investment yields will depend largely on the gross amount of our investments.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Company's 2000 Financial Statements, together with the report thereon of Arthur Andersen LLP, are included in Item 14. The supplementary financial information required by this Item is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included under Item 7 above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.
                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding directors of the Company will be set forth in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which information is incorporated herein by reference. Information regarding executive officers of the Company are set forth under Item 1 herein.

ITEM 11.     EXECUTIVE COMPENSATION.

    Information regarding the Company's compensation of its directors and executive officers will be set forth in the Company's Proxy Statement for the 2001 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's Proxy Statement for the 2001 Annual Meeting, which information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information   regarding   transactions  with  the  Company's  directors  and
executive officers will be set forth in the Company's Proxy Statement for the 2001 Annual Meeting, which information is incorporated herein by reference.

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

    2.  Financial Statement Schedules:

        None.

    3.  Exhibits:

        Articles of Incorporation and By-Laws:
        --------------------------------------

        3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the "Commission") on August 14, 1996)

        3.1 (a) Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1(a) to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30,
                  2001)

        3.1 (b) Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 (b) to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2001)

        3.1 (c) Certificate of Amendment to the Restated Certificate of Incorporation of the Company Setting Forth the Terms of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 (c) to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2001)

        3.2 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed with the Commission on February 21,
                  2001)

        Instruments Defining Rights of Security Holders, including Indentures:
        ---------------------------------------------------------------------

        4.1 Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17,
                  1995)

        4.2 Registration Rights Agreement dated October 2, 1991 between the several purchasers named therein and the Company (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

        4.3 Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated herein by reference to Exhibit 4.3 of Amendment 1 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17,
                  1995)

        4.4 Rights Agreement dated as of February 20, 2001 between Dendrite International, Inc. and Registrar and Transfer Company, as Rights Agent, which includes, as Exhibit A the Form of Certificate of Amendment to Restated Certificate of Incorporation, as Exhibit B the Form of Rights Certificate and as Exhibit C the Form of Summary of Rights (incorporated herein by reference to Exhibit 4 of the Company's Current Report on Form 8-K, filed with the Commission on February 21,
                  2001)

        Material Contracts and Compensatory Plans and Arrangements:
        ----------------------------------------------------------

        10.1 1992 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)*

        10.2 1992 Senior Management Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)*

        10.3 1997 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 1997;
                  Exhibit 4.2 to the Company's Post Effective Amendment No. 2 to Registration Statement on Form S-8 filed with the Commission on April 21, 1998; and Exhibit A to the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders filed with the Commission on April 16, 1999)*

        10.4 1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, filed with the Commission on April 1,
                  1997)*

        10.5 Lease of 1200 Mount Kemble Avenue, Morristown, New Jersey (incorporated herein by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

        10.6 Form of Indemnification Agreement dated as of October 28, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1998)*

        10.7 Amended and Restated Credit Agreement, entered into as of November 30, 1998, between the Company and The Chase Manhattan Bank, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed with the Commission on March 26, 1999)

        10.8 Employment Agreement dated March 25, 1997 with John E. Bailye (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A, filed with the Commission on May 16, 1997)*

        10.9 Employment Agreement dated June 2, 1997 with George T. Robson (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1997)*

        10.10 Employment Agreement dated June 9, 1997 with Mark Cieplik incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1997)*

        10.11 Employment Agreement dated July 24, 1997 with R. Bruce Savage (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 1997)*

        10.12 Employment Agreement dated October 1, 1991 with Teresa F. Winslow (incorporated herein by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-1, filed with the Commission on February 5, 1996)*

        10.13 Consulting Agreement dated as of January 5, 1998 with Edward Kfoury (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed with the Commission on May 15, 1998)

        10.14 Deferred Compensation Plan dated as of September 1, 1998 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)

        10.15 Deferred Compensation Plan Trust Agreement dated as of September 1, 1998 (incorporated herein by reference to Exhibit
                  10.2 of the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)

        10.16     Employment  Agreement dated January 22, 1996 with  Christopher
                  J. French (incorporated herein by reference to Exhibit 10.51 of the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1997)*

        10.17 Employment Agreement dated September 20, 2000 with Michael G. Atieh (incorporated herein by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000) *

        10.18 Employment Agreement dated August 7, 1997 with Kathleen Donovan (incorporated herein by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.19 Employment Agreement dated September 8, 1998 with Christine Pellizzari (incorporated herein by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.20 Amendment to Employment Agreement dated May 26, 1999 with Mark Cieplik (incorporated herein by reference to Exhibit 10.19 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.21 Amendment to Employment Agreement dated May 26, 1999 with Teresa Winslow (incorporated herein by reference to Exhibit
                  10.20 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.22 Amendment to Employment Agreement dated May 26, 1999 with Christopher French (incorporated herein by reference to
                  Exhibit 10.21 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.23 Amendment to Employment Agreement dated May 26, 1999 with George T. Robson (incorporated herein by reference to Exhibit
                  10.22 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.24 Amendment to Employment Agreement dated January 25, 2000 with Kathleen Donovan (incorporated herein by reference to Exhibit
                  10.23 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.25 Amendment to Employment Agreement dated August 1, 2000 with Christine Pellizzari (incorporated herein by reference to Exhibit 10.24 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.26 Employment Agreement dated as of August 7, 2000 with Marc Kustoff (incorporated herein by reference to Exhibit 10.25 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.27 Agreement of Purchase and Sale between Dendrite International, Inc. and Townsend Property Trust Limited Partnership dated January 5, 2001 (incorporated herein by reference to Exhibit
                  10.26 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.28 Deed of Lease between Liberty Property Limited Partnership and Dendrite International, Inc. for Dendrite Building I of the Liberty Executive Park in Chesapeake, Virginia (incorporated herein by reference to Exhibit 10.27 of the Company's Current Report on Form 8-K, filed with the Commission on March 30,
                  2001)

        10.29 Deed of Lease between Liberty Property Limited Partnership and Dendrite International, Inc. for Dendrite Building II of the Liberty Executive Park in Chesapeake, Virginia (incorporated herein by reference to Exhibit 10.28 of the Company's Current Report on Form 8-K, filed with the Commission on March 30,
                  2001)

        Subsidiaries:
        ------------

        21        Subsidiaries of the Registrant

        Consent of Independent Public Accountants:
        ------------------------------------------

        23.1      Consent of Arthur Andersen LLP

        23.2      Consent of KPMG LLP

* Management contract or compensatory plan.

    (b) Reports on Form 8-K.

1. The Company filed a Current Report on Form 8-K with the Commission on February 1, 2001, concerning the authorization of the Company's stock repurchase program.

2. The Company filed a Current Report on Form 8-K with the Commission on February 21, 2001, concerning the declaration of a dividend distribution pursuant to a Rights Agreement between the Company and Registrar and Transfer Company.

3. The Company filed a Current Report on Form 8-K with the Commission on March 21, 2001, concerning the exercise of options (and holding of the purchased shares) for 200,000 shares of the Company's common stock by John E. Bailye.

4. The Company filed a Current Report on Form 8-K with the Commission on March 30, 2001, concerning various amendments to the Company's Restated Certificate of Incorporation and employment agreements of certain executive officers of the Company, leases for two buildings at the Liberty Executive Park in Chesapeake, Virginia and an agreement of purchase and sale of real property located in Piscataway, New Jersey.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DENDRITE INTERNATIONAL, INC.

                                           JOHN E. BAILYE
Date:  March 30, 2001              By:
                                           -------------------------------------
                                           John E. Bailye
                                           Chairman of the Board and Chief
                                           Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

 Name                       Title                              Date
 ----                       -----                              ----

                            Chairman of the Board and     March 30, 2001
 JOHN E. BAILYE             Chief Executive Officer
 ---------------------      (Principal Executive
 John E. Bailye             Officer)

 MICHAEL G. ATIEH
 ---------------------      Senior Vice President         March 30, 2001
 Michael G. Atieh           and Chief Financial Officer
                            (Principal Financial Officer)

 KATHLEEN E. DONOVAN        Vice President and            March 30, 2001
 ---------------------      Corporate Controller
 Kathleen E. Donovan        (Principal Accounting Officer)

 BERNARD M. GOLDSMITH       Director                      March 30, 2001
 ---------------------
 Bernard M. Goldsmith

 EDWARD J. KFOURY           Director                      March 30, 2001
 ---------------------
 Edward J. Kfoury

 PAUL A. MARGOLIS           Director                      March 30, 2001
 ---------------------
 Paul A. Margolis

 JOHN H. MARTINSON          Director                      March 30, 2001
 ---------------------
 John H. Martinson

 TERENCE H. OSBORNE         Director                      March 30, 2001
 ---------------------
 Terence H. Osborne

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Dendrite International, Inc.:

    We have audited the accompanying consolidated balance sheets of Dendrite International, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of CorNet International, Ltd., a company acquired during 1999 in a transaction accounted for as a pooling of interests, as discussed in Note 2, as of December 31, 1998 or for the year ended December 31, 1998. Such statements are included in the consolidated financial statements of Dendrite International, Inc. and reflect total assets and total revenues of 9 percent and 14 percent, respectively, of the related 1998 consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for CorNet International, Ltd., is based solely upon the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based upon our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Dendrite International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                      ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
February 16, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To CorNet International, Ltd.:

We have audited the accompanying consolidated balance sheet of CorNet International, Ltd. (a Pennsylvania Corporation) as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998, which are not presented herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, which are not presented herein, present fairly, in all material respects, the financial position of CorNet International, Ltd. as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                                  KPMG LLP



Allentown, Pa.,
February 16, 1999

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       DECEMBER 31,
                                                                -------------------------
                                                                      2000           1999
                                                                ----------------  -------
                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..............................        $ 73,230      $ 50,024
     Short-term investments.................................           4,143        15,151
     Accounts receivable, net...............................          48,182        28,274
     Prepaid expenses and other.............................           6,987         4,759
     Prepaid taxes..........................................           1,564           114
     Deferred tax asset.....................................           1,160         1,368
                                                                    --------      --------
          Total current assets..............................         135,266        99,690
PROPERTY AND EQUIPMENT, net.................................          15,924        10,249
OTHER ASSETS................................................           3,872            --
GOODWILL, net...............................................          12,305         8,716
PURCHASED CAPITALIZED SOFTWARE, net.........................           4,144         2,399
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net.................           4,392         3,666
                                                                    --------      --------
                                                                    $175,903      $124,720
                                                                    ========      ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable.......................................        $  5,120      $  3,735
     Accrued compensation and benefits......................           4,271         6,000
     Other accrued expenses.................................           8,085         8,001
     Deferred revenues......................................           4,052         3,822
                                                                    --------      --------
          Total current liabilities.........................          21,528        21,558
                                                                    --------      --------
DEFERRED RENT...............................................              25            --
CAPITALIZED LEASE OBLIGATION................................              --           285
DEFERRED TAXES..............................................           1,052         1,761
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 10,000,000 shares
       authorized, none issued..............................              --            --
     Common stock, no par value, 150,000,000 shares
       authorized; 40,729,212 and 39,042,606 shares issued;
       40,127,712 and 38,441,106 shares outstanding.........          83,370        61,550
     Retained earnings......................................          73,949        43,338
     Deferred compensation..................................            (405)         (777)
     Accumulated other comprehensive income.................          (1,689)       (1,068)
     Less treasury stock, at cost...........................          (1,927)       (1,927)
                                                                    ---------     --------
          Total stockholders' equity........................         153,298       101,116
                                                                    --------      --------
                                                                    $175,903      $124,720
                                                                    ========      ========

        The accompanying notes are an integral part of these statements.


                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                              2000               1999               1998
                                                                       ------------------ ------------------ -----------
    REVENUES:
         License fees..............................................         $  23,966          $ 24,244           $ 14,955
         Services..................................................           190,360           148,441            115,678
                                                                            ---------          --------           --------
                                                                              214,326           172,685            130,633
                                                                            ---------          --------           --------
    COSTS OF REVENUES:
         Cost of license fees......................................             3,420             2,360              2,314
         Cost of services..........................................            88,234            72,380             57,887
                                                                            ---------          --------           --------
                                                                               91,654            74,740             60,201
                                                                            ---------          --------           --------
              Gross margin.........................................           122,672            97,945             70,432
                                                                            ---------          --------           --------
    OPERATING EXPENSES:
         Selling, general and administrative.......................            67,884            56,927             44,046
         Research and development..................................            10,875             7,669              4,584
         Write-off of in-process research and development..........                --                --              1,230
         Mergers and acquisitions..................................                --             3,466                 --
                                                                            ---------          --------           --------
                                                                               78,759            68,062             49,860
                                                                            ---------          --------           --------
              Operating income.....................................            43,913            29,883             20,572
    INTEREST INCOME................................................             3,541             1,880              1,099
    OTHER (EXPENSE)/INCOME.........................................                 5              (189)              (466)
                                                                            ---------          --------           --------
              Income before income taxes...........................            47,459            31,574             21,205
    INCOME TAXES...................................................            16,848            12,234              8,446
                                                                            ---------          --------           --------
    NET INCOME ....................................................         $  30,611          $ 19,340           $ 12,759
                                                                            =========          ========           ========
    NET INCOME PER SHARE:
         Basic.....................................................         $    0.78          $   0.51           $   0.35
                                                                            =========          ========           ========
         Diluted...................................................         $    0.74          $   0.48           $   0.32
                                                                            =========          ========           ========
    SHARES USED IN COMPUTING NET INCOME PER SHARE:
         Basic.....................................................            39,354            37,725             36,080
                                                                            =========          ========           ========
         Diluted...................................................            41,344            40,599             39,392
                                                                            =========          ========           ========


        The accompanying notes are an integral part of these statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                              Accumulated
                                     Common Stock                                Other                                     Total
                                   ----------------  Retained   Deferred     Comprehensive  Comprehensive    Treasury  Stockholders'
                                   Shares   Dollars  Earnings  Compensation      Income       Income          Stock      Equity
                                   ------   -------  --------  ------------  -------------  -------------   ---------  -------------
BALANCE, JANUARY 1, 1998.......    35,597  $33,342  $11,239      $(1,141)      $(841)            __         $ (1,927)       $40,672
    Issuance of common stock...     1,047    6,740       __       (1,257)         __             __             __            5,483
    Amortization of deferred
      compensation.............        __       __       __          428          __             __             __              428
    Stock option income
      tax benefits.............        __    1,360       __           __          __             __             __            1,360
  Comprehensive income:
    Net income.................        __       __   12,759           __          __         12,759             __           12,759
    Other comprehensive income:
    Currency translation
      adjustment...............        __       __       __           __         347            347             __              347
    Comprehensive income.......        __       __       __           __          __         13,106             __               __

BALANCE, DECEMBER 31, 1998.....    36,644   41,442   23,998       (1,970)       (494)            __          $ (1,927)       61,049
    Issuance of common stock...     1,797   11,621       __          899          __             __             __           12,520
    Amortization of deferred
      compensation.............        __       __       __          294          __             __             __              294
    Stock option income
      tax benefits.............        __    8,487       __           __          __             __             __            8,487
  Comprehensive income:
    Net income.................        __       __   19,340           __          __         19,340             __           19,340
    Currency translation
      adjustment...............        __       __       __           __        (574)          (574)            __             (574)
    Comprehensive income.......        __       __       __           __          __         18,766             __               __

BALANCE, DECEMBER 31, 1999.....    38,441   61,550   43,338         (777)     (1,068)            __          $ (1,927)      101,116
  Acquisition of Analytika.....       216    6,506       __           __          __             __             __            6,506
   Issuance of common stock....     1,471    9,050       __          209          __             __             __            9,259
   Amortization of deferred
      compensation.............        __       __       __          163          __             __             __              163
   Stock option income
      tax benefits.............        __    6,264       __           __          __             __             __            6,264
  Comprehensive income:
    Net income.................        __       __   30,611           __          __         30,611             __           30,611
    Currency translation
      adjustment...............        __       __       __           __        (621)          (621)            __             (621)
    Comprehensive income.......        __       __       __           __          __         29,990             __               __

BALANCE, DECEMBER 31, 2000.....    40,128  $83,370  $73,949      $  (405)   $ (1,689)            __          $ (1,927)     $153,298
                                   ======  =======  =======      ========   =========                   ============   =============

        The accompanying notes are an integral part of these statements.


                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                       YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                              2000              1999              1998
                                                                        ----------------  ----------------  ----------
      OPERATING ACTIVITIES:
        Net income..................................................       $  30,611         $  19,340         $  12,759
        Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization............................          11,060             6,118             4,197
           Compensation expense.....................................             309               688                --
           Deferred income taxes (benefit)..........................            (501)               24                25
           Tax benefit from exercise of employee stock options......           6,264             8,487             1,360
           Write-off of in-process research and development.........              --                --             1,230
           Changes in assets and liabilities, net of effect from acquisition:
             (Increase) decrease in accounts receivable.............         (20,058)           (4,947)            6,099
             Increase in prepaid expenses and other.................          (2,250)           (1,471)             (870)
             Increase in other assets...............................             (76)               --                --
             (Increase) decrease in prepaid income taxes............          (1,481)            1,052              (921)
             Increase (decrease) in accounts payable and accrued
               expenses.............................................            (752)            3,136             3,335
             Increase (decrease) in deferred rent...................              25              (392)             (206)
             Increase (decrease) in income taxes payable............               -            (2,219)               22
             Increase in deferred revenues..........................             111             1,995               357
                                                                          ----------        ----------         ---------
                Net cash provided by operating activities...........          23,262            31,811            27,387
                                                                          ----------        ----------         ---------
      INVESTING ACTIVITIES:
        Purchases of short-term investments.........................         (19,840)          (39,341)          (13,552)
        Sales of short-term investments.............................          30,920            33,804             6,893
        Acquisitions, net of cash acquired..........................          (2,318)           (6,640)           (2,295)
        Increase in other non-current assets........................          (3,550)               --                --
        Purchases of property and equipment.........................         (11,656)           (7,512)           (2,779)
        Additions to capitalized software development costs.........          (2,354)           (2,227)           (1,637)
                                                                           ----------       -----------        ----------
                Net cash used in investing activities...............          (8,798)          (21,916)          (13,370)
                                                                           ----------       -----------        ----------
      FINANCING ACTIVITIES:
        Payments on capital lease obligations.......................            (285)             (788)             (302)
        Issuance of common stock....................................           9,113             8,691             3,703
        Proceeds from bank loan.....................................              --                --             4,625
        Repayments from bank loan...................................              --                --            (5,555)
                                                                           ---------        ----------         ----------
                Net cash provided by financing activities...........           8,828             7,903             2,471
                                                                           ---------        ----------         ---------
      EFFECT OF EXCHANGE RATE CHANGES ON CASH.......................             (86)             (329)              130
                                                                           ---------        -----------        ---------
      NET INCREASE IN CASH AND CASH EQUIVALENTS.....................          23,206            17,469            16,618
      CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................          50,024            32,555            15,937
                                                                           ---------        ----------         ---------
      CASH AND CASH EQUIVALENTS, END OF YEAR........................       $  73,230        $   50,024         $  32,555
                                                                           =========        ==========         =========


         The accompanying notes are an integral part of these statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

    Dendrite International, Inc. and its subsidiaries (the "Company") provides a comprehensive range of customer relationship management software products and support services to the pharmaceutical industry. The Company also markets its products to the consumer packaged goods industry. The Company's solutions combine proprietary software products with extensive system support services, sales force support services and analytical services.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of Dendrite International, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

    Assets  and   liabilities  of  the  Company's   wholly-owned   international
subsidiaries are translated at their respective year-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting translation adjustments are included as "Other Comprehensive Income" and are reflected as a separate component of stockholders' equity. All foreign currency transaction gains and losses are included in other expense on the accompanying statements of operations and are immaterial in each year.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

    The Company generally recognizes license fees as revenue using the percentage-of-completion method over a period of time that commences with the execution of the license agreement and ends when the product configuration is complete and it is ready for use in the field. This period of time usually includes initial customization or configuration and concludes with quality assurance and testing. When there is no initial customization or configuration, the Company generally recognizes the license fees from those products upon delivery if any services to be provided are not essential to the functionality of the software. Additionally, license revenues will be recognized immediately when the user count for previously delivered software increases. Historically, the Company's software licensing agreements provide for a warranty period (typically 180 days from the date of execution of the agreement). The Company's software maintenance period usually begins immediately after the warranty period. The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized ratably over the warranty period. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, delivery has occurred, the license amount is fixed or determinable and collectability is probable.

    The Company recognizes license fees from certain third party software products, which are embedded into the Company's products. The cost of third party software is included in cost of license fees in the accompanying consolidated statements of operations.

    Revenues from implementation and customization services are recognized as the services are performed. Revenues from customer maintenance, support and data server rental agreements are recognized over the term of the agreements.

    Sales force support services are generally provided under multi-year contracts. The contracts specify the payment terms, which are generally over the term of the contract and generally provide for termination in the event of breach, as defined in the contract.

Deferred Revenues

    Deferred revenues represent amounts collected from or invoiced to customers in excess of revenues recognized. This predominantly occurs in two situations a) annual billings of software maintenance fees; and b) upfront billings of license fees that are recognized over time. The value of deferred revenue will increase and decrease based on the timing of invoices and recognition of license revenues.

Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental Cash Flow Information

    For the years ended December 31, 2000, 1999 and 1998, the Company paid interest of $13,000, $42,000 and $86,000, respectively. For the years ended December 31, 2000, 1999 and 1998, the Company paid income taxes of $11,840,000, $5,828,000 and $7,776,000 respectively.

    The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisitions discussed in Note 2:


                                                       YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------
                                                2000           1999             1998
                                                ----           ----             ----
Noncash assets:
  Accounts receivable......................   $  396,000      $ 1,826,000      $  301,000
  Prepaid expenses.........................      381,000               --          59,000
  Property and equipment...................      410,000               --         408,000
  Capitalized software development costs...    2,890,000        1,989,000         850,000
  Goodwill.................................    5,979,000        7,235,000       2,226,000
                                             ------------     -----------     -----------
                                              10,056,000       11,050,000       3,844,000
Assumed liabilities:
  Accounts payable.........................     (656,000)        (243,000)       (294,000)
  Income taxes payable.....................           --          (39,000)       (121,000)
  Other accrued expenses...................     (400,000)        (300,000)       (396,000)
  Deferred revenues........................     (176,000)        (393,000)       (107,000)
  Deferred taxes...........................           --               --        (323,000)
                                             ------------     ------------    ------------
     Net noncash assets acquired...........    8,824,000       10,075,000       2,603,000
Write-off of in-process research and
development................................           --               --       1,230,000
Purchase price paid in stock...............   (6,506,000)      (3,435,000)     (1,538,000)
                                             ------------     -----------     ------------
Cash paid, net of cash acquired............  $ 2,318,000      $ 6,640,000     $ 2,295,000
                                             ============     ===========     ============


Short-Term Investments

    The Company invests in highly rated corporate and municipal bonds.

Property and Equipment

    Fixed assets are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets, which range from three to fifteen years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset or the lease term, whichever is shorter. Maintenance, repairs and minor replacements are charged to expense as incurred.

Capitalized Software Development Costs

    In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or a detailed working program design, to the point in time that the product is available for general release to customers. Capitalized software development costs are amortized over the greater of the ratio of current revenues to total anticipated revenues or on a straight-line basis over the estimated economic lives of the products (no longer than four years), beginning with the release to the customer. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of December 31, 2000, management believes that no revisions to the remaining useful lives or write-down of capitalized development costs is required.

    Capitalized software development costs are net of accumulated amortization of $7,275,000 and $5,647,000 at December 31, 2000 and 1999, respectively.
Amortization of capitalized software development costs for the years ended December 31, 2000, 1999 and 1998 was $1,627,000, $1,285,000 and $1,321,000,
respectively, and is included in cost of license fees in the accompanying consolidated statements of operations.

     In connection with certain business acquisitions (see Note 2), the Company has purchased software that was determined to have reached technological feasibility. During 2000, the Company purchased $2,890,000 of capitalized software in connection with the acquisition of Analytika, Inc. ("Analytika"). During 1999, the Company purchased $1,989,000 of capitalized software in connection with the acquisition of Marketing Management International, Inc. and subsidiaries (collectively, "MMI"). During 1998, the Company purchased $850,000 of capitalized software in connection with the acquisition of Associated Business Computing N.V. and an affiliated company (collectively, "ABC").

     Purchased capitalized software is net of accumulated amortization of $1,585,000 and $440,000 at December 31, 2000 and 1999, respectively. Purchased capitalized software is being amortized on a straight-line basis over a period ranging from five to seven years. Amortization of purchased capitalized software for the years ended December 31, 2000, 1999 and 1998 was $1,145,000, $369,000
and $71,000, respectively, and is included in cost of license fees in the accompanying consolidated statement of operations.

Goodwill

    Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over five to seven years (see Note 2). As of December 31, 2000 and 1999, goodwill was $16,302,000 and $10,323,000, respectively. Accumulated amortization, as of December 31, 2000 and 1999, was $3,997,000 and $1,607,000, respectively.
Amortization of goodwill for the years ended December 31, 2000, 1999 and 1998 was $2,390,000, $1,015,000 and $305,000, respectively.

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

    At December 31, 2000, there were approximately $2,134,000 of accumulated undistributed earnings of non-U.S. subsidiaries that are considered to be reinvested indefinitely. If such earnings were remitted to the Company, applicable U.S. Federal income and foreign withholding taxes may be partially offset by foreign tax credits.

Concentration of Credit Risk

    Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash balances and trade receivables. The Company invests its excess cash with large banks. The Company's customer base principally comprises companies within the ethical pharmaceutical industry. The Company does not require collateral from its customers. See Note 10 to the Company's Consolidated Financial Statements.

Net Income Per Share

    The Company has presented net income per share pursuant to SFAS No. 128, "Earnings Per Share".

    Basic net income per share was computed by dividing the net income for each year by the weighted average number of shares of common stock outstanding for each year. Diluted net income per share was computed by dividing net income for each year by the weighted average number of shares of common stock and common stock equivalents outstanding during each year.

    The computation of shares used for basic and diluted net income per share is as follows:


                                                             YEAR ENDED DECEMBER 31,
                     ----------------------------------------------------------------------------------------------------
                                            2000                                               1999
                     -------------------------------------------------  -------------------------------------------------
                         INCOME             SHARES          PER-SHARE        INCOME            SHARES           PER-SHARE
                        (NUMERATOR)      (DENOMINATOR)       AMOUNT        (NUMERATOR)      (DENOMINATOR)        AMOUNT
                     ---------------  ------------------ -------------  ---------------  ------------------  ----------
                                                    (In Thousands, Except Per Share Data)
Net income......         $ 30,611                                            $19,340
Basic net income
  per share.....                            39,354           $ 0.78                            37,725            $ 0.51
                                                             ======                                              ======
Effect of dilutive
  securities
  stock options.                             1,990                                              2,874
                                            ------                                             ------
Diluted net income                          41,344           $ 0.74                            40,599            $ 0.48
  per share.....                            ======           ======                            ======            ======



                               YEAR ENDED DECEMBER 31, 1998
                    -----------------------------------------------
                         INCOME         SHARES              PER-SHARE
                       (NUMERATOR)      (DENOMINATOR)        AMOUNT
                    ---------------  ------------------  ----------
                          (In Thousands, Except Per Share Data)

Net income..........    $ 12,759
Basic net income
  per share.........                             36,080      $0.35
                                                             =====
Effect of dilutive
  securities
  stock options.....                              3,312
                                                 ------
Diluted net
  income per share..                             39,392          $0.32
                                                 ======           ====

Recently Issued Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to recognition, presentation and disclosure of revenue in financial statements. Management of the Company believes that its accounting policies for revenue recognition are in compliance with the provisions of SAB No. 101.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative
Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities and is effective for all fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS 133 will have no impact on operating results or financial position.

Recapitalization

    In October 1999, the Company amended its certificate of incorporation to change the number of authorized common shares to 150,000,000 and in August 1998 and October 1999, the Company effected a 2-for-1 and 3-for-2 stock split, respectively, of its common stock. All share and stock option data in these consolidated financial statements have been restated to reflect the stock splits.

Reclassifications

    Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2.       ACQUISITIONS:

    On January 6, 2000, the Company purchased all of the assets and assumed certain liabilities of Analytika, Inc., a provider of advanced analytical products, consulting services and outsourced operations services to the pharmaceutical industry. Under the terms of the acquisition agreement, the
Company paid $2,318,000 in cash, which includes transaction costs, and $6,506,000 in the Company's common stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the assets acquired and liabilities assumed based on their respective fair market values at the acquisition date. Of the purchase price, $2,890,000 was allocated to purchased capitalized software development costs. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill ($5,979,000) based upon an independent appraisal. Analytika's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

    On June 30, 1999, the Company purchased all of the assets and assumed certain liabilities of MMI, providers of palm-top software and paper-based sales force effectiveness solutions and consulting services to subsidiaries of multinational pharmaceutical companies operating in emerging markets, such as Latin America, Eastern Europe and Southeast Asia. Under the terms of the acquisition agreement, the Company paid $6,640,000 in cash, which includes transaction costs, and $3,435,000 in Dendrite common stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the assets acquired and liabilities assumed based on their respective fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired, which included purchased capitalized software development costs ($1,989,000) has been allocated to goodwill ($7,235,000) based upon an independent appraisal. MMI's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

    On May 27, 1999, the Company exchanged 2,220,807 shares of its common stock for all the outstanding shares of common stock of CorNet International, Ltd.
("CorNet"). The merger has been accounted for under the pooling-of-interests method. Accordingly, all prior historical consolidated financial statements have been restated to reflect the acquisition of CorNet.

    Separate results of the Company and CorNet for the periods prior to the consummation of the merger are as follows:


                                                 Dendrite           Cornet           Combined
                                            ------------------- ---------------- -----------------
Three months ended March 31, 1999 (unaudited)
Total revenue                                $  32,402,000        $  5,232,000      $  37,634,000
Net income
Year ended December 31, 1998                 $   3,688,000        $    511,000      $   4,199,000
Total revenue                                $ 112,518,000        $ 18,155,000      $ 130,633,000

Net income                                   $  11,267,000        $  1,492,000      $  12,759,000


    On July 24, 1998, the Company acquired 100% of the capital stock of ABC for approximately $4,013,000 and transaction costs of $150,000. The acquisition was accounted for under the purchase method of accounting, whereby the purchase price is allocated to the assets acquired and liabilities assumed of ABC based on their respective fair market values at the acquisition date. The excess of the purchase price over the fair value of net assets acquired was assigned to identifiable intangibles. The Company recorded $1,230,000 of the purchase price as a charge in the consolidated statement of operations on the acquisition date as it was related to the fair value of in process research and development projects. The remaining amount by which the purchase price exceeded the net assets acquired, which included purchased software ($850,000), was allocated to goodwill ($2,226,000). ABC's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

3.       PROPERTY AND EQUIPMENT:

                                                   DECEMBER 31,
                                       ---------------------------------
                                              2000               1999
                                       -----------------  --------------
Computer hardware and other equipment     $25,716,000        $15,312,000
Furniture and fixtures..............        3,863,000          2,590,000
Leasehold improvements..............        3,727,000          2,420,000
                                          -----------        -----------
                                           33,306,000         20,322,000
Less -- Accumulated depreciation and
  amortization......................      (17,382,000)       (10,073,000)
                                          ------------       -----------
                                          $15,924,000        $10,249,000

4.       REVOLVING LINE OF CREDIT:

    In 1998, the Company amended its revolving line of credit agreement with a bank, which provides for borrowings of up to $15,000,000 and is available to finance working capital needs and possible future acquisitions. The agreement requires, among other covenants, that the Company maintain a minimum consolidated net worth, measured quarterly, which is equal to the Company's net worth as of December 31, 1997 plus 50% of the Company's net income earned after January 1, 1998, and 75% of the net proceeds of any stock offerings. This covenant has the effect of limiting the amount of cash dividends the Company may pay. As of December 31, 2000, approximately $87,072,000 was available for the payment of dividends under this covenant. The line of credit expires on November 30, 2001. The Company has never had any borrowings under this revolving line of credit.

     In addition, CorNet maintained a line of credit with a bank, which permitted short-term borrowings up to $1,500,000. Interest expense for this line of credit for the years ended December 31, 1999 and 1998 was $42,000 and $35,000, respectively. This line of credit expired on June 30, 1999 and was not renewed.

5.       INCOME TAXES:

    The components of income before income taxes were as follows:

                                YEAR ENDED DECEMBER 31,
            ------------------------------------------------------------
                    2000                  1999                 1998
            -------------------   -------------------  -----------------
Domestic...     $ 46,227,000          $ 29,663,000          $20,765,000
Foreign....        1,232,000             1,911,000             440,000
                ------------          ------------          ----------
                $ 47,459,000          $ 31,574,000          $21,205,000
                ============          ============          ===========

    The components of income taxes were as follows:


                                                  YEAR ENDED DECEMBER 31,
                             -----------------------------------------------------------
                                     2000                  1999                  1998
                             --------------------  --------------------  ---------------
Current Provision:
  Federal.................        $14,588,000           $ 9,528,000           $ 7,797,000
  State...................          1,453,000             1,612,000               295,000
  Foreign.................          1,075,000             1,070,000               329,000
                                   ----------            ----------            ----------
                                   17,116,000            12,210,000             8,421,000
Deferred Provision
(Benefit):
  Federal.................           (777,000)              524,000              (301,000)
  State...................           (307,000)               (8,000)              366,000
  Foreign.................            816,000              (492,000)              (40,000)
                                  -----------           -----------           -----------
                                     (268,000)               24,000                25,000
                                  -----------           -----------           -----------
                                  $16,848,000           $12,234,000           $ 8,446,000
                                  ===========           ===========           ===========


    The reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate is as follows:


                                                                  YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                            2000           1999           1998
                                                       -------------  -------------  ---------
Federal statutory tax rate........................          35.0%          35.0%          34.0%
Impact of foreign subsidiaries subject to higher
(lower) tax rates.................................           0.8           (0.3)            --
State income taxes, net of Federal tax benefit....           1.6            2.4            3.8
Nondeductible expenses............................           0.7            0.8            0.8
Write-off of in-process research and development..            --             --            2.2
Nondeductible pooling costs.......................            --            2.2             --
Tax credits utilized..............................          (1.3)          (1.7)          (1.0)
Other.............................................          (1.3)           0.3             --
                                                            -----          ----           -----
                                                            35.5%          38.7%          39.8%
                                                            ====           ====           ====

    In the fourth quarter of 2000, the Company lowered its effective income tax rate to 35.5% for the year ended December 31, 2000 as a result of certain historical tax planning strategies. The Company anticipates the effective tax rate to be approximately 36% in 2001.

    The tax effect of temporary differences as established in accordance with SFAS No. 109 that give rise to deferred income taxes is as follows:

                                                  DECEMBER 31,
                                       --------------------------------
                                             2000              1999
                                       ----------------  --------------
Gross deferred tax asset:
  Depreciation and amortization.....      $ 1,343,000       $   377,000
  Foreign net operating loss........        1,278,000         1,894,000
  Accruals and revenues not currently
     deductible.....................        1,297,000         1,026,000
  Other.............................          165,000           145,000
                                          -----------       -----------
                                          $ 4,083,000       $ 3,442,000
                                          ===========       ===========
Gross deferred tax liability:
  Capitalized software development
  costs.............................      $(1,809,000)      $(1,857,000)
  Other.............................       (2,166,000)       (1,978,000)
                                          ------------      -----------
                                          $(3,975,000)      $(3,835,000)
                                          ============      ===========

    The Company has recorded a deferred tax asset of $1,278,000 reflecting the benefit of approximately $3,407,000 in foreign loss carryforwards, which expire in varying amounts commencing in 2003. Realization is dependent on generating sufficient foreign taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

6.       STOCKHOLDERS' EQUITY:

STOCK OPTION PLANS

    The Company has three stock option plans that provide for the granting of options, the awarding of stock and the purchase of stock. Under the plans, the total number of shares of common stock that may be granted is 14,050,002.
Options granted under the three stock option plans generally vest over a four-year period and are exercisable over a period not to exceed ten years both as determined by the Board of Directors. Incentive stock options are granted at fair value. Nonqualified options are granted at exercise prices determined by the Board of Directors.

    Information with respect to the options under the three stock option plans is as follows:


                                                                   WEIGHTED
                                              EXERCISE PRICE        AVERAGE
                                 SHARES         PER SHARE        EXERCISE PRICE
                                 ------         ---------        --------------
Outstanding December 31, 1997  5,485,462        $0.14 - $10.50         $  4.57
  Granted...................   1,888,620        $2.09 - $15.15           10.26
  Exercised.................    (837,579)       $0.14 - $10.50           (3.73)
  Canceled..................    (564,841)       $0.14 - $10.50           (4.38)
                               ---------        --------------         --------
Outstanding December 31, 1998  5,971,662        $0.14 - $15.15            6.51
  Granted...................   2,116,202       $10.97 - $27.88           17.52
  Exercised.................  (1,551,242)       $0.14 - $14.92           (4.70)
  Canceled..................    (278,467)      $1.45  - $19.79           (9.13)
                               ---------       ---------------         --------
Outstanding December 31, 1999  6,258,155       $0.98  - $27.88           10.56
  Granted...................   2,531,396       $12.06 - $33.88           24.91
  Exercised.................  (1,569,016)      $1.45 -  $23.33           (7.10)
  Canceled..................    (671,509)      $2.09  - $33.19          (16.72)
                               ---------       ---------------         --------
Outstanding December 31, 2000  6,549,026       $0.98  - $33.88         $ 16.54
                               ==========      ===============         ========


    At  December  31,  2000,  there  were  2,325,272   options   exercisable  at
$0.98-$27.88 per share. The aggregate exercise price of these options was $23,136,183 as of December 31, 2000.

    The Company has adopted the disclosure requirement of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, compensation cost has been computed for the stock option plans based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company's stock. As the exercise price of the stock options equaled the fair value of the Company's stock at the date of option issuance, no compensation cost has been recorded in the accompanying statements of operations. Had compensation cost for the three option plans and the employee stock purchase plan been determined consistent with SFAS No. 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:


                                                      YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------------
                                        2000                  1999                  1998
                                --------------------  --------------------  ----------------
Net income:
  As reported...............         $30,611,000           $19,340,000           $12,759,000
  Pro forma.................         $22,552,000           $11,483,000           $ 6,545,000
Basic net income per share:
  As reported...............         $       .78           $       .51           $       .35
  Pro forma.................         $       .57           $       .30           $       .18
Diluted net income per share:
  As reported...............         $       .74           $       .48           $       .33
  Pro forma.................         $       .55           $       .28           $       .17


    Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The weighted average fair value of options granted was $17.26, $12.01 and $11.35 for the years ended December 31, 2000, 1999 and 1998, respectively.

    Information with respect to the options outstanding under the three stock option plans at December 31, 2000 is as follows:

                                                 WEIGHTED
                                WEIGHTED          AVERAGE
                                 AVERAGE         REMAINING       NUMBER
EXERCISE PRICE                  EXERCISE        CONTRACTUAL     OF VESTED
   PER SHARE          SHARES      PRICE            LIFE          SHARES
- ------------------  --------- ------------  ----------------- ---------
       $0.98-$2.65    237,326     $  2.38          4.1           149,915
       $3.48-$6.42  1,391,998     $  5.51          6.6           995,611
      $7.83-$12.06    742,095     $  9.80          6.8           380,806
     $13.83-$14.92    393,650     $ 14.28          7.8           206,765
     $15.08-$18.38  1,323,262     $ 16.77          8.5           441,834
     $19.50-$27.88  1,721,825     $ 23.52          9.4           150,341
     $29.38-$33.88    738,870     $ 33.11          9.2                 0
                    ---------     -------          ---         ---------
                    6,549,026     $ 16.54          8.0         2,325,272
                    =========     =======          ===         =========

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999 and 1998: risk-free interest rates ranging from 5.4% to 6.9% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 4.0 to 6.0 years for the options; and expected volatility of 70%.

EMPLOYEE STOCK PURCHASE PLAN

    In 1997, the Company established an employee stock purchase plan that provides full-time employees the opportunity to purchase shares at 85% of fair value on dates determined by the Board of Directors, up to a maximum 10% of their eligible compensation or $21,250, whichever is less. There were 450,000 shares available for purchase under this plan, of which 93,687, 72,122 and 83,787 were purchased in 2000, 1999 and 1998, respectively.

ANNIVERSARY STOCK PLAN

    The Company grants 200 shares of the Company's common stock to all employees who commenced employment prior to December 31, 1998 in July following their fifth anniversary of employment. The cost of the anniversary stock plan is accrued over the employment period of the employees.

COMMON STOCK REPURCHASE PROGRAM

    On January 31, 2001, the Company announced that its Board of Directors had authorized a stock repurchase program of up to $20,000,000 of its outstanding common stock over a two-year period. The Company will repurchase shares on the open market or in privately negotiated transactions from time to time. Repurchases of stock will be at management's discretion, depending upon price and availability. The repurchased shares will be held as treasury stock, which may be used to satisfy the Company's current and near term requirements under its equity incentive and other benefit plans and for corporate purposes. As of March 28, 2001, the Company has repurchased a total of 630,400 shares under the program for a total value of $8,806,074.

SHAREHOLDER RIGHTS PLAN

    On February 16, 2001, the Company's Board of Directors adopted a shareholder rights plan (the "Rights Plan"). The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent a person or group from acquiring control of the Company without offering a fair price to all shareholders. The adoption of the Rights Plan was not in response to any known effort to acquire control of the Company.

    Under the Rights Plan, each shareholder of record on March 5, 2001 will receive a distribution of one Right for each share of common stock of the Company ("Rights"). Initially, the Rights will be represented by the Company's common stock certificates, will not be traded separately from the common stock and will not be exercisable. The Rights will become exercisable only if a person acquires, or announces a tender offer that would result in ownership of 15% or more of the Company's common stock, at which time each Right would enable the holder to buy one one-hundredth of a share of the Company's Series A preferred stock at an exercise price of $120, subject to adjustment. Following the acquisition of 15% or more of the Company's common stock, the holders of Rights (other than the acquiring person or group) will be entitled to purchase shares of the Company's common stock at half-price, and in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at one-half of the market price of those shares.

    The Company may redeem the Rights for $0.01 per Right, subject to adjustment, at any time before the acquisition by a person or group of 15% or more of the Company's ordinary shares. The Rights will expire on February 20, 2011.

7.       SAVINGS AND DEFERRED COMPENSATION PLANS:

    The Company maintains Employee Savings Plans (the "Plans") that cover substantially all of its full-time U.S. and U.K. employees. All eligible employees may elect to contribute a portion of their wages to the Plans, subject to certain limitations. In addition, the Company contributes to the plans at the rate of 50% of the employee's contributions up to a maximum of 3% of the employee's salary. The Company's contributions to the Plans were $773,000, $492,000 and $416,000 in the years ended December 31, 2000, 1999 and 1998, respectively.

    The Company also maintains a noncontributory pension plan that covers substantially all of its full-time Japanese employees. All contributions to this pension plan are made by the Company in accordance with prescribed statutory requirements. The Company's contributions to the plan were $421,000, $41,000 and $74,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    In 1998, the Company created a deferred compensation plan. Under the plan, eligible, highly compensated employees (as defined) can elect to defer a portion of their compensation and determine the nature of the investments, which will be used to calculate earnings on the deferred amounts. The Company will record the deferrals as a liability and intends to place a corresponding amount into a trust fund.

8.       COMMITMENTS AND CONTINGENCIES:

    The Company leases office facilities and equipment under various operating leases with remaining noncancelable lease terms generally in excess of one year. Rent expense was $8,410,000, $7,390,000 and $5,992,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum rental payments on these leases are as follows:

                      2001......   $  6,775,000
                      2002......      5,556,000
                      2003......      4,171,000
                      2004......      3,322,000
                      2005......      2,847,000
                      Thereafter     15,293,000
                                   ------------
                                   $ 37,964,000
                                   ============

    Included in these amounts is a lease that was entered into subsequent to December 31, 2000. The Company has entered into a lease prior to December 31, 2000, for a 100,000 square foot facility in Chesapeake, Virginia. Subsequent to December 31, 2000, the Company entered into a lease for 33,000 square feet of office space in New Jersey; and an agreement to purchase a 145,000 square foot building for approximately $11,000,000 in New Jersey and plans to relocate our principal facilities in the summer of 2001.

    From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

9.       RELATED-PARTY TRANSACTION:

    For the years ended December 31, 2000 and 1999, the Company paid approximately $337,467 and $15,000, respectively, to an entity owned by the Chairman and Chief Executive Officer of the Company for rental and usage of an aircraft. There were no payments made to this entity during 1998.

10.      CUSTOMER AND GEOGRAPHIC INFORMATION:

    In the year ended December 31, 2000, the Company derived approximately 31%, 11% and 10% of its revenues from its three largest customers. In the year ended December 31, 1999, the Company derived approximately 26% and 11% of its revenues from its two largest customers. In the year ended December 31, 1998, the Company derived approximately 31% and 11% of its revenue from its two largest customers.

     See Note 1 for a brief description of the Company's business. The Company is organized by geographic locations and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. Operating income consists of total revenues recorded in the location less operating expenses and does not include interest income, other expense or income taxes. This data is presented in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information".

                                          YEAR ENDED DECEMBER 31,
                          ------------------------------------------------------
                                 2000              1999               1998
                          ----------------- -----------------  -----------------
Revenues:
United States.........    $    165,455,000     $131,682,000    $      99,754,000
All Other.............          48,871,000       41,003,000           30,879,000
                          ----------------     ------------    -----------------
                          $    214,326,000     $172,685,000    $     130,633,000
                          ================     ============    =================
Operating income:
United States.........    $     29,864,000     $ 20,223,000    $      16,442,000
All Other.............          14,049,000        9,660,000            4,130,000
                          ----------------     ------------    -----------------
                          $     43,913,000     $ 29,883,000    $      20,572,000
                          ================     ============    =================
Identifiable assets:
United States.........    $    155,843,000     $ 94,805,000    $      67,211,000
All Other.............          20,060,000       29,915,000           14,620,000
                          ----------------     ------------    -----------------
                          $    175,903,000     $124,720,000    $      81,831,000
                          ================     ============    =================


    For segment reporting purposes, license revenues have been allocated to the sales office of the respective country in which the sale is made, although the actual contract is with the U.S. entity for legal and tax purposes.

    3.  Exhibits:

        Articles of Incorporation and By-Laws:
        --------------------------------------

        3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the "Commission") on August 14, 1996) Articles of Incorporation and By-Laws:

        3.1 (a) Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1(a) to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30,
                  2001)

        3.1 (b) Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 (b) to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2001)

        3.1 (c) Certificate of Amendment to the Restated Certificate of Incorporation of the Company Setting Forth the Terms of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 (c) to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 30, 2001)

        3.2 Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed with the Commission on February 21,
                  2001)

        Instruments Defining Rights of Security Holders, including Indentures:
        ---------------------------------------------------------------------

        4.1 Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17,
                  1995)

        4.2 Registration Rights Agreement dated October 2, 1991 between the several purchasers named therein and the Company (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

        4.3 Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated herein by reference to Exhibit 4.3 of Amendment 1 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17,
                  1995)

        4.4 Rights Agreement dated as of February 20, 2001 between Dendrite International, Inc. and Registrar and Transfer Company, as Rights Agent, which includes, as Exhibit A the Form of Certificate of Amendment to Restated Certificate of Incorporation, as Exhibit B the Form of Rights Certificate and as Exhibit C the Form of Summary of Rights (incorporated herein by reference to Exhibit 4 of the Company's Current Report on Form 8-K, filed with the Commission on February 21,
                  2001)

        Material Contracts and Compensatory Plans and Arrangements:
        ----------------------------------------------------------

        10.1 1992 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)*

        10.2 1992 Senior Management Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)*

        10.3 1997 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 1997;
                  Exhibit 4.2 to the Company's Post Effective Amendment No. 2 to Registration Statement on Form S-8 filed with the Commission on April 21, 1998; and Exhibit A to the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders filed with the Commission on April 16, 1999)*

        10.4 1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8, filed with the Commission on April 1,
                  1997)*

        10.5 Lease of 1200 Mount Kemble Avenue, Morristown, New Jersey (incorporated herein by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

        10.6 Form of Indemnification Agreement dated as of October 28, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1998)*

        10.7 Amended and Restated Credit Agreement, entered into as of November 30, 1998, between the Company and The Chase Manhattan Bank, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, filed with the Commission on March 26, 1999)

        10.8 Employment Agreement dated March 25, 1997 with John E. Bailye (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A, filed with the Commission on May 16, 1997)*

        10.9 Employment Agreement dated June 2, 1997 with George T. Robson (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1997)*

        10.10 Employment Agreement dated June 9, 1997 with Mark Cieplik incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1997)*

        10.11 Employment Agreement dated July 24, 1997 with R. Bruce Savage (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 1997)*

        10.12 Employment Agreement dated October 1, 1991 with Teresa F. Winslow (incorporated herein by reference to Exhibit 10.50 to the Company's Registration Statement on Form S-1, filed with the Commission on February 5, 1996)*

        10.13 Consulting Agreement dated as of January 5, 1998 with Edward Kfoury (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed with the Commission on May 15, 1998)

        10.14 Deferred Compensation Plan dated as of September 1, 1998 (incorporated herein by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)

        10.15 Deferred Compensation Plan Trust Agreement dated as of September 1, 1998 (incorporated herein by reference to Exhibit
                  10.2 of the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)

        10.16     Employment  Agreement dated January 22, 1996 with  Christopher
                  J. French (incorporated herein by reference to Exhibit 10.51 of the Company's Annual Report on Form 10-K, filed with the Commission on March 31, 1997)*


        10.17 Employment Agreement dated September 20, 2000 with Michael G. Atieh (incorporated herein by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000) *

        10.18 Employment Agreement dated August 7, 1997 with Kathleen Donovan (incorporated herein by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.19 Employment Agreement dated September 8, 1998 with Christine Pellizzari (incorporated herein by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.20 Amendment to Employment Agreement dated May 26, 1999 with Mark Cieplik (incorporated herein by reference to Exhibit 10.19 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.21 Amendment to Employment Agreement dated May 26, 1999 with Teresa Winslow (incorporated herein by reference to Exhibit
                  10.20 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.22 Amendment to Employment Agreement dated May 26, 1999 with Christopher French (incorporated herein by reference to
                  Exhibit 10.21 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.23 Amendment to Employment Agreement dated May 26, 1999 with George T. Robson (incorporated herein by reference to Exhibit
                  10.22 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.24 Amendment to Employment Agreement dated January 25, 2000 with Kathleen Donovan (incorporated herein by reference to Exhibit
                  10.23 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.25 Amendment to Employment Agreement dated August 1, 2000 with Christine Pellizzari (incorporated herein by reference to Exhibit 10.24 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.26 Employment Agreement dated as of August 7, 2000 with Marc Kustoff (incorporated herein by reference to Exhibit 10.25 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.27 Agreement of Purchase and Sale between Dendrite International, Inc. and Townsend Property Trust Limited Partnership dated January 5, 2001 (incorporated herein by reference to Exhibit
                  10.26 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

        10.28 Deed of Lease between Liberty Property Limited Partnership and Dendrite International, Inc. for Dendrite Building I of the Liberty Executive Park in Chesapeake, Virginia (incorporated herein by reference to Exhibit 10.27 of the Company's Current Report on Form 8-K, filed with the Commission on March 30,
                  2001)

        10.29 Deed of Lease between Liberty Property Limited Partnership and Dendrite International, Inc. for Dendrite Building II of the Liberty Executive Park in Chesapeake, Virginia (incorporated herein by reference to Exhibit 10.28 of the Company's Current Report on Form 8-K, filed with the Commission on March 30,
                  2001)

        Subsidiaries:
        ------------

        21        Subsidiaries of the Registrant

        Consent of Independent Public Accountants:
        ------------------------------------------

        23.1      Consent of Arthur Andersen LLP

        23.2      Consent of KPMG LLP

* Management contract or compensatory plan.