Form 10-Q
period 2001-03-31
DENDRITE INTERNATIONAL INC
filed 2001-05-15
CIK 880321

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

    [ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                      For the quarter ended March 31, 2001

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the transition period from ___ to ___


                         Commission File Number 0-26138

                          Dendrite International, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its Charter)


                              New Jersey 22-2786386
                              ---------------------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)



                            1200 Mount Kemble Avenue
                              Morristown, NJ 07960
                                  973-425-1200
                                  ------------
                   (Address, including zip code, and telephone
                  number (including area code) of registrant's
                           principal executive office)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: at May 1, 2001 there were 39,573,596 shares of common stock outstanding.


                          DENDRITE INTERNATIONAL, INC.

                                      INDEX

                                                                                           PAGE NO
                                                                                           -------

PART I.       FINANCIAL INFORMATION                                                             3

ITEM 1.       Financial Statements (Unaudited)                                                  3

                 Consolidated Statements of Operations
                     Three months ended March 31, 2001 and 2000                                 3

                 Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000                                      4

                 Consolidated Statements of Cash Flows
                      Three months ended March 31, 2001 and 2000                                5

                 Notes to Unaudited Consolidated Financial Statements                           6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         8

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk                       14

PART II.      OTHER INFORMATION                                                                15

ITEM 5.       Other Information                                                                15

ITEM 6.       Reports on Form 8-K                                                              15

Signatures                                                                                     16


PART I.       FINANCIAL INFORMATION

ITEM 1.       Financial Statements


                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                 Three Months Ended March 31,
                                                                -----------------------------
                                                                     2001            2000
                                                                     ----            ----
Revenues:
   License fees                                                     $  3,003     $   5,609
   Services                                                           48,876        41,453
                                                                 ------------    ----------
                                                                      51,879        47,062
                                                                 ------------    ----------
Cost of revenues:
   Cost of license fees                                                  963           745
   Cost of services                                                   26,166        19,584
                                                                 ------------    ----------
                                                                      27,129        20,329
                                                                 ------------    ----------
      Gross margin                                                    24,750        26,733
                                                                 ------------    ----------
Operating expenses:
   Selling, general and administrative                                20,462        15,438
   Research and development                                            2,867         2,639
                                                                 ------------    ----------
                                                                      23,329        18,077
                                                                 ------------    ----------
      Operating income                                                 1,421         8,656
Interest income                                                          926           760
Other expense                                                            (26)            -
                                                                 ------------    ----------
      Income before income taxes                                       2,321         9,416
Income taxes                                                             836         3,390
                                                                 ------------    ----------
Net income                                                       $     1,485     $   6,026
                                                                 ============    ==========
Net income per share:
   Basic                                                         $       .04     $     .16
                                                                 ============    ==========
   Diluted                                                       $       .04     $     .15
                                                                 ============    ==========
Shares used in computing net income per share:
   Basic                                                              40,249        38,816
                                                                 ============    ==========
   Diluted                                                            41,159        41,210
                                                                 ============    ==========


        The accompanying notes are an integral part of these statements.


                          DENDRITE INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                              March 31,       December 31,
                                                                                2001              2000
                                                                                ----              ----
Assets
Current Assets:
    Cash and cash equivalents                                                $   79,696        $   73,230
    Short-term investments                                                        7,434             4,143
    Accounts receivable, net                                                     33,393            48,182
    Prepaid expenses and other                                                    8,500             6,987
    Prepaid taxes                                                                 5,022             1,564
    Deferred taxes                                                                1,160             1,160
                                                                             -----------       -----------
        Total current assets                                                    135,205           135,266

Property and equipment, net                                                      15,612            15,924
Other assets                                                                      3,867             3,872
Goodwill, net                                                                    11,710            12,305
Purchased capitalized software, net                                               3,857             4,144
Capitalized software development costs, net                                       4,691             4,392
                                                                             -----------       -----------
                                                                             $  174,942        $  175,903
                                                                             ===========       ===========
Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable                                                         $    5,940        $    5,120
    Accrued compensation and benefits                                             5,301             4,271
    Other accrued expenses                                                        8,181             8,085
    Deferred revenues                                                             6,601             4,052
                                                                             -----------       ----------
        Total current liabilities                                                26,023            21,528
                                                                             -----------       -----------
Deferred rent                                                                        -                 25
Deferred taxes                                                                    1,052             1,052

Stockholders' Equity
    Preferred Stock, no par value, 10,000,000 shares
        authorized, none issued                                                      -                 -
    Common Stock, no par value, 150,000,000 shares authorized,
        41,216,036 and 40,729,212 shares issued; 39,895,636 and
        40,127,712 shares outstanding                                            86,886            83,370
    Retained earnings                                                            75,434            73,949
    Deferred compensation                                                          (315)             (405)
    Accumulated other comprehensive loss                                         (2,215)           (1,689)
    Less treasury stock, at cost                                                (11,923)           (1,927)
                                                                             -----------       -----------
       Total stockholders' equity                                               147,867           153,298
                                                                             -----------       -----------
                                                                             $  174,942        $  175,903
                                                                             ===========       ===========


        The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       Three Months Ended March 31,
                                                                                        2001                  2000
                                                                                        ----                  ----
Operating activities:
   Net income                                                                          $   1,485              $  6,026
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                                      3,534                 2,632
        Amortization of deferred compensation                                                 64                   112
        Tax benefit from exercise of employee stock options                                1,563                   932
        Changes in assets and liabilities, net of effect from acquisition:
           (Increase) decrease in accounts receivable                                     14,560                (3,812)
           Increase in prepaid expenses and other                                         (1,539)               (1,146)
           Increase in other assets                                                          (17)                   -
           Increase in prepaid income taxes                                               (3,479)                 (114)
           Increase (decrease) in accounts payable and accrued expenses                    1,614                (2,118)
           Decrease in deferred rent                                                         (25)                   -
           Increase in income taxes payable                                                    -                 1,360
           Increase (decrease) in deferred revenues                                        2,472                   (21)
                                                                                       ----------             ---------
              Net cash provided by operating activities                                   20,232                 3,851
                                                                                       ----------             ---------
Investing activities:
    Purchases of short-term investments                                                  (10,876)               (1,079)
    Sales of short-term investments                                                        7,585                15,145
    Acquisition, net of cash acquired                                                        -                  (2,172)
    Increase in other non-current assets                                                     -                  (2,500)
    Purchases of property and equipment                                                   (1,532)               (1,995)
    Additions to capitalized software development costs                                     (817)                 (465)
                                                                                       ----------             ---------
              Net cash provided by (used in) investing activities                         (5,640)                6,934
                                                                                       ----------             ---------
Financing activities:
     Purchase of treasury stock                                                           (9,996)                   -
     Payments on capital lease obligations                                                  -                     (115)
     Issuance of common stock                                                              1,980                 2,197
                                                                                       ----------             ---------
              Net cash provided by (used in) financing activities                         (8,016)                2,082
                                                                                       ----------             ---------
Effect of exchange rate changes on cash                                                     (110)                 (147)
Net increase in cash and cash equivalents                                                  6,466                12,720
Cash and cash equivalents, beginning of period                                            73,230                50,024
                                                                                       ----------             ---------
Cash and cash equivalents, end of period                                               $  79,696              $ 62,744
                                                                                       ==========             =========


        The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The consolidated financial statements of Dendrite International, Inc. (the "Company") and its subsidiaries included in this Form 10-Q are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three month periods ended March 31, 2001 and 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Our interim operating results may not be indicative of operating results for the full year.

2.  Net Income Per Share

     Basic net income per share was computed by dividing the net income for each period by the weighted average number of shares of common stock outstanding for each period. Diluted net income per share was computed by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. For the three months ended March 31, 2001 and 2000, common stock equivalents used in computing diluted net income per share were 910,000 and 2,394,000 shares, respectively.

3.  Comprehensive Income

         Assets and liabilities of the Company's wholly-owned international subsidiaries are translated at their respective period-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting translation adjustments are included as "Accumulated other comprehensive loss" and are reflected as a separate component of stockholders' equity. Total after-tax comprehensive income for the three months ended March 31, 2001 and 2000 was $959,000 and $5,824,000, respectively.

 4.  Analytika, Inc. Acquisition

     On January 6, 2000, the Company purchased all of the assets and assumed certain liabilities of Analytika, Inc. ("Analytika"), a provider of advanced analytical products, consulting services and outsourced operations services to the pharmaceutical industry. Under the terms of the acquisition agreement, the Company paid $2,318,000 in cash, which included transaction costs, and $6,506,000 in the Company's common stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the assets acquired and liabilities assumed based on their respective fair market value at the acquisition date. Of the purchase price, $2,890,000 was allocated to purchased capitalized software development costs. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill ($5,979,000) based upon an independent appraisal. Analytika's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

5.  Customer and Geographic Segment Data

         In the three months ended March 31, 2001, the Company derived approximately 43% of its revenues from its two largest customers. In the three months ended March 31, 2000, the Company derived approximately 38% of its revenues from its two largest customers.

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

                                     For the Three Months Ended March 31,
                                             2001              2000
                                      ----------------- -----------------
            Revenues:
            United States.........    $     41,028,000     $ 35,669,000
            All Other.............          10,851,000       11,393,000
                                      ----------------     ------------
                                      $     51,879,000     $ 47,062,000
                                      ================     ============
            Operating (loss) income:
            United States.........    $      2,709,000     $  7,007,000
            All Other.............          (1,288,000)       1,649,000
                                      -----------------    ------------
                                      $      1,421,000     $  8,656,000
                                      ================     ============

                                       March 31, 2001   December 31, 2000
                                      ----------------- -----------------
            Identifiable assets:
            United States.........    $    155,601,000     $155,843,000
            All Other.............          19,341,000       20,060,000
                                      ----------------     ------------
                                      $    174,942,000     $175,903,000
                                      ================     ============

     For segment reporting purposes, license revenues have been allocated to the sales office of the respective country in which the sale is made, although the actual contract is with the U.S. entity for legal and tax purposes.

6.  Recently Issued Accounting Pronouncements

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

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities and was effective January 1, 2001. The adoption of SFAS No. 133 did not have any impact on operating results or financial position.

7.  Common Stock Repurchase Program

     On January 31, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $20,000,000 of its outstanding common stock over a two-year period. The Company repurchases shares on the open market or in privately negotiated transactions from time to time. Repurchases of stock are at management's discretion, depending upon price and availability. The repurchased shares are held as treasury stock, which may be used to satisfy the Company's current and near term requirements under its equity incentive and other benefit plans and for other corporate purposes. As of March 31, 2001, the Company repurchased 718,900 shares of Company common stock at a value of $9,996,000. Subsequent to March 31, 2001, the Company repurchased 361,800 shares of Company common stock at a value of $4,499,000. As of April 12, 2001, the Company repurchased a total of 1,080,700 shares under the program for a total value of $14,495,000.

8.  Shareholder Rights Plan

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


    Under the Rights Plan, each shareholder of record on March 5, 2001 received a distribution of one Right for each share of common stock of the Company ("Rights"). Initially, the Rights will be represented by the Company's common stock certificates, will not be traded separately from the common stock and will not be exercisable. The Rights will become exercisable only if a person acquires, or announces a tender offer that would result in ownership of 15% or more of the Company's common stock, at which time each Right would enable the holder to buy one one-hundredth of a share of the Company's Series A preferred stock at an exercise price of $120, subject to adjustment. Following the acquisition of 15% or more of the Company's common stock, the holders of Rights (other than the acquiring person or group) will be entitled to purchase shares of the Company's common stock at half-price, and in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at one-half of the market price of those shares.

    The Company may redeem the Rights for $0.01 per Right, subject to adjustment, at any time before the acquisition by a person or group of 15% or more of the Company's ordinary shares. The Rights will expire on February 20, 2011.


9.  Commitments and Contingencies

    In April 2001, the Company spent approximately $10,800,000 to purchase a 145,000 square foot building in New Jersey. In addition, in the fourth quarter of 2000, the Company entered into a lease agreement for a new facility in Chesapeake, Virginia, with future minimum rental payments of approximately $15,000,000 over the next 11 years. The two building facility in Chesapeake is comprised of approximately 100,000 total square feet. We expect capital expenditures in connection with tenant improvements, furniture and fixtures and other capital costs to be incurred through year-end 2002. Funding for these expenditures is expected to be from operating cash flows and existing cash balances.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q containing the words "believes", "anticipates", "plans", "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical and consumer packaged goods industries. All such forward-looking statements involve risks and uncertainties, including those risks identified under "Factors That May Affect Future Operating Results", many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-Q, as more fully described under "Factors That May Affect Future Operating Results". In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

OVERVIEW

    Dendrite International, Inc. provides a comprehensive range of customer relationship management or CRM software products and support services to the pharmaceutical industry. The Company also markets its products to the consumer packaged goods industry. The Company's solutions combine proprietary software products with extensive system support services, sales force support services and analytical services.

    The Company generates revenues from both services and licenses. Service revenues, which account for a substantial portion of our revenues, consist of fees from a wide variety of contracted services, which we make available to our customers, generally under multi-year contracts. We generate implementation fees from services provided to configure and implement our CRM software products for our customers. We receive technical and hardware support fees for services related to, among other things, ongoing technical support, maintenance of our customers' databases, operations of our customers' server computers, maintenance of our customers' remote hardware and asset control. Technical and hardware support fees also include fees for software maintenance services such as software defect resolution and performance enhancements. We generally charge fees for these maintenance services based on a percentage of total license fees. We receive sales force support fees for organizing and managing support of our customers' sales forces, including training, telephone support and data analysis services. It is our experience that our larger customers increase the amount of services they purchase from us over time. Fees for these additional services are typically based on the labor and materials used to provide the applicable service.

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

     The United States, the United Kingdom, France and Japan are currently our main markets. We bill services provided by our foreign branches and subsidiaries in local currencies. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period. We generated approximately 21% and 24% of our total revenues outside the United States during the three months ended March 31, 2001 and 2000, respectively. Our operating profits by geographic segment are shown in Note 5 of "Notes to Unaudited Consolidated Financial Statements."

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

  REVENUES. Total revenues increased $4,817,000 to $51,879,000 in the three months ended March 31, 2001, up 10% from $47,062,000 in the three months ended March 31, 2000.

  License fee revenues decreased $2,606,000 to $3,003,000 in the three months ended March 31, 2001, down 46% from $5,609,000 in the three months ended March 31, 2000. License fee revenues as a percentage of total revenues were 6% in the three months ended March 31, 2001 as compared to 12% in the three months ended March 31, 2000. The decrease in license fee revenues was the result of fewer sales to new pharmaceutical customers and additional licenses for existing clients.

  Service revenues increased $7,423,000 to $48,876,000 in the three months ended March 31, 2001, up 18% from $41,453,000 in the three months ended March 31, 2000. Service revenues as a percentage of total revenues were 94% in the three months ended March 31, 2001, as compared to 88% in the three months ended March 31, 2000. The increase in service revenues was primarily the result of an increase in the number of installed users of Dendrite sales force software products at both new and existing customers, as well as the provision of additional services for our existing customers. Also contributing to the increase was a one-time payment relating to a contractual adjustment from an existing customer that recently merged with another company.

  COST OF REVENUES. Total cost of revenues increased $6,800,000 to $27,129,000 in the three months ended March 31, 2001, up 33% from $20,329,000 in the three months ended March 31, 2000.

  Cost of license fees increased $218,000 to $963,000 in the three months ended March 31, 2001 up 29% from $745,000 in the three months ended March 31, 2000. Cost of license fees for the three months ended March 31, 2001 is comprised of the amortization of purchased software and capitalized software development costs of $805,000 and third party vendor license fees of $158,000. Cost of license fees for the same period in 2000 is comprised of the amortization of purchased software and capitalized software development costs of $731,000 and third party vendor license fees of $14,000. The increase in the amortization of capitalized software development costs in the three months ended March 31, 2001 was primarily due to the increase in internally developed capitalized software. The costs associated with third party vendor licenses increased due to the increased number of third party software products embedded in our WebForce product.

  Cost of services increased $6,582,000 to $26,166,000 in the three months ended March 31, 2001, up 34% from $19,584,000 in the three months ended March 31, 2000. This increase was due to a combination of factors, including the mix of business and higher costs incurred to meet client demands for the configuration of software.

  Total gross margin for the three months ended March 31, 2001 was 48%, down from 57% for the three months ended March 31, 2000. The margin was clearly impacted by the mix of license and service revenue and the acceleration of software configuration, partially offset by the one-time contractual adjustment. Excluding this one-time contractual adjustment, total gross margin was 46% for the three months ended March 31, 2001.

  SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $5,024,000 to $20,462,000 in the three months ended March 31, 2001, up 33% from $15,438,000 in the three months ended March 31, 2000. As a percentage of revenues, SG&A expenses increased to 39% in the three months ended March 31, 2001, up from 33% in the three months ended March 31, 2000, which was primarily attributable to the lower level of revenue growth for the quarter. The increase in SG&A expenses was also attributable to an increase in sales and marketing expenses from our existing businesses due in part to an increase in the number of worldwide employees and expenses associated with the beginning stages of our facilities move.

  RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses increased $228,000 to $2,867,000 in the three months ended March 31, 2001 up 9% from $2,639,000 in the three months ended March 31, 2000. As a percentage of revenues, R&D expenses remained relatively constant at 6% in the three months ended March 31, 2001 and 2000. With respect to future research and development expenses, subject to market conditions, we currently anticipate that such expenses will be approximately 4% to 6% of revenues.

  PROVISION FOR INCOME TAXES. The effective tax rate remained the same at 36% in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. We anticipate the effective tax rate to be approximately 36% throughout 2001.


LIQUIDITY AND CAPITAL RESOURCES

   We finance our operations primarily through cash generated by operations. Net cash provided by operating activities was $20,232,000 for the three months ended March 31, 2001, compared to cash provided by operating activities of $3,851,000 for the three months ended March 31, 2000. This increase in cash provided by operating activities was due primarily to a decrease in accounts receivable, an increase in accounts payable and accrued expenses and an increase in deferred revenue, partially offset by lower net income.

   Cash used in investing activities was $5,640,000 in the three months ended March 31, 2001 compared to cash provided by investing activities of $6,934,000 in the three months ended March 31, 2000. The difference was due primarily to purchases of short-term investments in 2000, partially offset by cash used for acquisitions in 2000.

   Cash used in financing activities was $8,016,000 in the three months ended March 31, 2001 compared to cash provided by financing activities of $2,082,000 in the three months ended March 31, 2000. The difference of $10,098,000 was due to the purchase of stock under the stock repurchase program which was announced on January 31, 2001.

   We maintain a $15,000,000 revolving line of credit agreement with The Chase Manhattan Bank, N.A. The agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to our net worth as of December 31, 1997 plus 50% of net income earned after January 1, 1998 plus 75% of the net proceeds of any stock offerings (as defined in the agreement). This covenant effectively limits the amount of cash dividends we may pay. At March 31, 2001, there were no borrowings outstanding under the agreement and we satisfied all of our covenant obligations.

   At March 31, 2001, our working capital was approximately $109,182,000. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our currently projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, for the foreseeable future.

   During the quarter, the Company purchased 718,900 shares of its common stock at a cost of $9,996,000 under the existing stock repurchase program.

   In April 2001, the Company purchased 361,800 shares of common stock at a value of $4,499,000. Additionally, in April 2001, the Company spent approximately $10,800,000 to purchase a 145,000 square foot building in New Jersey.

   During the fourth quarter of 2000, the Company entered into a lease agreement for a new facility in Chesapeake, Virginia, with future minimum rental payments of approximately $15,000,000 over the next 11 years. The two building facility is comprised of approximately 100,000 total square feet. We expect capital expenditures in connection with tenant improvements, furniture and fixtures and other capital costs to be incurred through year-end 2001. Funding for these expenditures is expected to be from operating cash flows and existing cash balances.

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

    We believe that sales force automation or SFA and CRM software products and/or services offered by most of our competitors do not address the variety of pharmaceutical customer needs that our solutions address. We also face competition from many vendors that market and sell SFA and CRM solutions in the CPG market. In addition, we also compete with various companies that provide support services similar to our services. We believe our ability to compete depends on many factors, some of which are beyond our control, including:

         o the number and success of new market entrants supplying competing CRM products or support services;

         o expansion of product lines by, or consolidation among, our existing competitors; and

         o development and/or operation of in-house CRM software products or services by our customers and potential customers.

    Some of our competitors and potential competitors are part of large corporate groups and have significantly greater financial, sales, marketing, technology and other resources than we have. We cannot assure you that we will be able to compete successfully with these companies or that competition will not have a material adverse effect on our business, operating results or financial condition.

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

    The introduction of the Euro as a common currency for members of the European Monetary Union took place on January 1, 1999. The eleven participating countries will issue sovereign debt exclusively in Euros and will redenominate outstanding sovereign debt. The legal currencies will continue to be used as legal tender through January 1, 2002, at which point the legacy currencies will be canceled and Euro bills and coins will be used for cash transactions in the participating countries. There can be no assurance that such Euro conversion will not adversely affect our business, financial condition, results of operations or cash flows. We have not determined what impact, if any, the Euro has on our foreign exchange exposure.

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

    As of March 31, 2001, our short-term investments consisted primarily of commercial paper maturing over the following three months. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average yield of the Company's investments decreased by 100 basis points, our interest income for the year ended December 31, 2000 would have decreased by less than $700,000. This estimate assumes that the decrease occurred on the first day of 2000 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income, of future changes in investment yields will depend largely on the gross amount of our investments.


PART II.  OTHER INFORMATION

Item 5.     Other Information

             None

Item 6.     Exhibits and Reports on Form 8-K

      (i)  Exhibits

         None

      (ii)  Reports on Form 8-K

(a) The Company filed a Current Report on Form 8-K on January 31, 2001, pursuant to "Item 5. Other Events" relating to the announcement that the Company has authorized a stock repurchase program.

(b) The Company filed a Current Report on Form 8-K on February 20, 2001, pursuant to "Item 5. Other Events" relating to the Company's shareholder rights plan.

(c) The Company filed a Current Report on Form 8-K on March 20, 2001, pursuant to "Item 5. Other Events" relating to the exercise and "hold" of 200,000 stock options by John E. Bailye, Chairman of the Board and Chief Executive Officer.

(d) The Company filed a Current Report on Form 8-K on March 30, 2001, pursuant to "Item 5. Other Events" relating to the Restated Certificate of Incorporation, employment agreements, leases, and the purchase of real property.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 15, 2001


                               By: /s/ John E. Bailye
                               --------------------------------------
                               John E. Bailye, Chairman and
                               Chief Executive Officer
                               (Principal Executive Officer)


                               By: /s/ Michael G. Atieh
                               -------------------------------------
                               Michael G. Atieh, Senior Vice
                               President and Chief Financial Officer
                               (Principal Financial Officer)