Form 10-Q
period 2001-06-30
DENDRITE INTERNATIONAL INC
filed 2001-08-14
CIK 880321

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 0-26138

DENDRITE INTERNATIONAL, INC.

(Exact name of registrant as specified in its Charter)

New Jersey                                                      22-2786386

(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

1200 Mount Kemble Avenue
Morristown, NJ 07960
973-425-1200

(Address, including zip code, and telephone
number (including area code) of registrant's
principal executive office)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: at August 7, 2001 there were 39,598,159 shares of common stock outstanding.

                          DENDRITE INTERNATIONAL, INC.
                                      INDEX
                                                                                           PAGE NO
                                                                                           -------

PART I.       FINANCIAL INFORMATION

ITEM 1.       Consolidated Financial Statements (Unaudited)

                 Consolidated Statements of Operations
                     Three months and six months ended June 30, 2001 and 2000                   3

                 Consolidated Balance Sheets
                      June 30, 2001 and December 31, 2000                                       4

                 Consolidated Statements of Cash Flows
                      Six months ended June 30, 2001 and 2000                                   5

                 Notes to Unaudited Consolidated Financial Statements                           6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         9

PART II.      OTHER INFORMATION

ITEM 4.       Submission of Matters to a Vote of Security Holders                              19

ITEM 6.       Exhibits and Reports on Form 8-K                                                 19

Signatures                                                                                     20

PART I. — FINANCIAL INFORMATION

ITEM 1.— Consolidated Financial Statements.

                                                     DENDRITE INTERNATIONAL, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                              (UNAUDITED)

                                                        THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                       2001                    2000              2001                   2000
                                                       ----                    ----              ----                   ----
Revenues:
   License fees...........................           $  4,273                $  6,050          $   7,276              $  11,659
   Services...............................             47,689                  45,681             96,566                 87,134
                                                     --------                --------          ---------              ---------
                                                       51,962                  51,731            103,842                 98,793
                                                     --------                --------          ---------              ---------
Cost of revenues:
   Cost of license fees...................              1,198                   1,130              2,161                  1,875
   Purchased software impairment..........              2,614                      --              2,614                     --
   Cost of services.......................             31,042                  20,950             57,208                 40,534
                                                     --------                --------          ---------              ---------
                                                       34,854                  22,080             61,983                 42,409
                                                     --------                --------          ---------              ---------
Gross margin..............................             17,108                  29,651             41,859                 56,384
                                                     --------                --------          ---------              ---------
Operating expenses:
   Selling, general and administrative....             28,632                  16,146             49,095                 31,584
   Research and development...............              2,968                   2,701              5,835                  5,340
   Restructuring charge...................              6,134                      --              6,134                     --
   Asset impairment.......................              9,623                      --              9,623                     --
                                                     --------                --------          ---------              ---------
                                                       47,357                  18,847             70,687                 36,924
                                                     --------                --------          ---------              ---------
Operating income (loss)...................            (30,249)                 10,804            (28,828)                19,460
   Interest income........................                671                     757              1,597                  1,519
   Other expense..........................                (58)                    (25)               (83)                   (28)
                                                     --------                --------          ---------              ---------
Income (loss) before income tax expense
(benefit).................................            (29,636)                 11,536            (27,314)                20,951
   Income tax expense (benefit)...........            (10,060)                  4,153             (9,224)                 7,542
                                                     --------                --------          ---------              ---------
Net income (loss).........................           $(19,576)               $  7,383          $ (18,090)             $  13,409
                                                     --------                --------          ---------              ---------
Net income (loss) per share:

   Basic..................................           $  (0.50)               $   0.19          $   (0.46)             $    0.34
                                                     ========                ========          =========              =========
   Diluted................................           $  (0.50)               $   0.18          $   (0.46)             $    0.33
                                                     ========                ========          =========              =========
Shares used in computing net income (loss)
per share:

   Basic..................................             39,537                  39,137             39,659                 38,977
                                                     ========                ========          =========              =========
   Diluted................................             39,537                  41,151             39,659                 41,181
                                                     ========                ========          =========              =========

The accompanying notes are an integral part of these statements.

                                  DENDRITE INTERNATIONAL, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS EXCEPT SHARE DATA)
                                           (UNAUDITED)

                                                               JUNE 30,        DECEMBER 31,
                                                                 2001              2000
                                                                 ----              ----
Assets
Current Assets:
   Cash and cash equivalents............................       $  50,054        $  73,230
   Short-term investments...............................           8,395            4,143
   Accounts receivable, net.............................          38,968           48,182
   Prepaid expenses and other...........................           7,407            6,987
   Prepaid taxes........................................           8,799            1,564
   Deferred taxes.......................................           4,675            1,160
                                                               ---------        ---------

     Total current assets...............................         118,298          135,266
                                                               ---------        ---------
Property and equipment, net.............................          21,784           15,924
Facility held for sale..................................          10,832               --
Other assets............................................             100            3,872
Goodwill, net...........................................           5,366           12,305
Purchased capitalized software, net.....................           1,052            4,144
Capitalized software development costs, net.............           5,037            4,392
Deferred taxes..........................................           2,090               --
                                                               ---------        ---------
                                                               $ 164,559        $ 175,903
                                                               =========        =========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable.....................................      $    4,133        $   5,120
   Accrued compensation and benefits....................           7,081            4,271
   Other accrued expenses...............................          18,864            8,085
   Accrued restructuring charge.........................           4,862               --
   Deferred revenues....................................           5,382            4,052
                                                               ---------        ---------
     Total current liabilities..........................          40,322           21,528
                                                               ---------        ---------
Deferred rent...........................................              --               25
Deferred taxes..........................................              --            1,052
Stockholders' Equity:
   Preferred Stock, no par value, 10,000,000 shares
    authorized, none issued.............................              --               --
   Common Stock, no par value, 150,000,000 shares
    authorized; 41,182,058 and 40,729,212 shares issued as
    of June 30, 2001 and December 31, 2000, respectively;
    and 39,499,858 and 40,127,712 shares outstanding as of        87,481           83,370
    June 30, 2001 and December 31, 2000, respectively...
Retained earnings.......................................          55,859           73,949
Deferred compensation...................................            (260)            (405)
Accumulated other comprehensive loss....................          (2,421)          (1,689)
Less treasury stock, at cost............................         (16,422)          (1,927)
                                                               ---------        ---------
     Total stockholders' equity.........................         124,237          153,298
                                                               ---------        ---------
                                                              $  164,559        $ 175,903
                                                               =========        =========

The accompanying notes are an integral part of these statements.

                          DENDRITE INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                           2001                    2000
                                                                           ----                    ----
 Operating activities:
    Net income (loss)...........................................           $(18,090)              $ 13,409
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Depreciation and amortization...............................              7,237                  5,251
    Asset impairment............................................             12,237                     --
    Amortization of deferred compensation ......................                145                    187
    Deferred income tax benefit.................................             (6,657)                    --
    Tax benefit from exercise of employee stock options.........              1,678                  2,495
      Changes in assets and liabilities, net of effect from
       acquisition:
      (Increase)/decrease in accounts receivable................              8,778                 (6,603)
      Increase in prepaid expenses and other....................               (353)                (1,268)
      Increase in prepaid income taxes..........................             (7,296)                  (262)
      Increase/(decrease) in accounts payable and other accrued
       expenses.................................................             12,961                 (3,686)
      Increase in accrued restructuring charge..................              4,862                     --
      Increase/(decrease) in deferred rent......................                (25)                    42
      Increase/(decrease) in deferred revenues..................              1,435                   (679)
                                                                           --------               --------
        Net cash provided by operating activities...............             16,912                  8,886
                                                                           --------               --------
 Investing activities:
    Purchases and sales of short-term investments, net..........             (4,252)                 7,266
    Acquisitions, net of cash acquired..........................                 --                 (2,318)
    Increase in other non-current assets........................                 --                 (3,450)
    Purchases of property and equipment.........................            (21,756)                (4,563)
    Additions to capitalized software development costs.........             (1,681)                (1,110)
                                                                           --------               --------
        Net cash used in investing activities...................            (27,689)                (4,175)
                                                                           --------               --------
 Financing activities:
    Payments on capital lease obligations.......................                 --                   (176)
    Purchase of treasury stock..................................            (14,495)                    --
    Issuance of common stock....................................              2,433                  5,443
                                                                           --------               --------
        Net cash provided by/(used in) financing activities.....            (12,062)                 5,267
                                                                           --------               --------
 Effect of foreign exchange rate changes on cash................               (337)                  (125)
 Net increase/(decrease) in cash and cash equivalents...........            (23,176)                 9,853
 Cash and cash equivalents, beginning of period.................             73,230                 50,024
                                                                           --------               --------
 Cash and cash equivalents, end of period.......................           $ 50,054               $ 59,877
                                                                           ========               ========

The accompanying notes are an integral part of these statements.

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. — Basis of Presentation

     The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (the "Company") included in this Form 10-Q are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and six month periods ended June 30, 2001 and 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

        Our interim operating results may not be indicative of operating results for the full year.

2.— Net Income (Loss) Per Share

     Basic net income (loss) per share was computed by dividing the net income (loss) for each period by the weighted average number of shares of common stock outstanding for each period. Diluted net income per share was computed by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. For the three and six month periods ended June 30, 2000, common stock equivalents used in computing diluted net income per share were 2,014,000 and 2,204,000 shares, respectively. For the three and six month periods ended June 30, 2001, common stock equivalents were anti-dilutive and were therefore excluded from the computation of net loss per share.

3. — Comprehensive Income

     Assets and liabilities of the Company's wholly-owned international subsidiaries are translated at their respective period-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting translation adjustments are included as "Accumulated other comprehensive loss" and are reflected as a separate component of stockholders' equity. Total after-tax comprehensive loss for the three months ended June 30, 2001 was $19,782,000 compared to after-tax comprehensive income of $7,358,000 for the three months ended June 30, 2000. Total after-tax comprehensive loss for the six months ended June 30, 2001 was $18,822,000 compared to after-tax comprehensive income of $13,192,000 for the six months ended June 30, 2000.

4. — Restructuring Charge

     On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. The restructuring plan consists of the resizing of the Company's personnel by a reduction of 155 employees and 35 contractors across various departments in the United States and Europe as well as 192 additional personnel associated with the closing of the Company's facility located in Stroudsburg, PA. The Stroudsburg, PA operations are being relocated to the Company's facilities in New Jersey, Virginia and a new facility to be leased in Bethlehem, PA. The exit costs have been included in the restructuring charge while the moving and other start-up costs are not included in this restructuring charge and will continue to be expensed as incurred.

    During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with its restructuring. Of this charge, $4,862,000 has not been paid as of June 30, 2001 and is, accordingly, classified as accrued restructuring in the accompanying consolidated balance sheet. The restructuring charges were determined based upon formal plans approved by the Company’s management using the information available at the time. Management of the Company believes this provision will be adequate to cover any costs incurred relating to the restructuring. The Company anticipates that the majority of the accrued restructuring balance of $4,862,000 as of June 30, 2001 will be paid by December 31, 2001. The activity on the accrued restructuring charge balance as of June 30, 2001 is summarized in the table below:

                                                                                                      Accrued Restructuring
                                                          Restructuring Charge  Cash Payment in 2001   as of June 30, 2001
                                                          ------------------    -------------------    -------------------
Termination payments to employees                                $4,213,000             $1,272,000             $2,941,000
Facility exit costs                                                 909,000                     --                909,000
Contract termination and other restructuring costs                1,012,000                     --              1,012,000
                                                          ------------------    -------------------    -------------------
                                                                 $6,134,000             $1,272,000             $4,862,000
                                                          ==================    ===================    ===================

5. — Asset Impairment

     During the second quarter of 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. During the second quarter of 2001, the Company wrote off $3,450,000 of cost method investments it had in two start-up ventures due to a permanent impairment in the fair value of these investments. These entities have experienced difficulty in raising the additional capital necessary to fund their start-up activities and the situation at both became especially acute in the second quarter.

     In connection with the Company's announcement on June 14, 2001, relative to its partnership with Oracle Corporation to market an integrated customer relationship management ("CRM") solution to meet the specialized needs of the worldwide pharmaceutical industry, the Company's vision and product platform has changed. The operations acquired through the Company's acquisitions of Associated Business Computing, N.V. ("ABC") and Analytika, Inc. ("Analytika") have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations are substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. Management of the Company believes that these operations will generate negative cash flows over the next several years due to the administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of $8,787,000, consisting of $2,614,000 of purchased capitalized software and $6,173,000 of goodwill. Relative to the operations acquired as a result of the Marketing Management International, Inc. ("MMI") acquisition, it is planned that after December 31, 2001, the Company will offer the mid-tier pharmaceutical industry a product which is more compatible with the Company's vision of integrated CRM solutions. Accordingly, the Company has reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition to seven months as of June 2001. As the operations of the business acquired in the MMI acquisition continue to be successful, no impairment charge or reduction in life was necessary for the goodwill associated with MMI.

6. — Customer and Geographic Segment Data

     In the three months ended June 30, 2001, the Company derived approximately 52% of its revenues from its two largest customers. In the three months ended June 30, 2000, the Company derived approximately 41% of its revenues from its two largest customers. In the six months ended June 30, 2001, the Company derived approximately 48% of its revenues from its two largest customers. In the six months ended June 30, 2000, the Company derived approximately 40% of its revenues from its two largest customers.

     The Company is organized by geographic locations and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. Operating income consists of total revenues recorded in the location less operating expenses and does not include interest income, other expense or income taxes. This data is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information".

                                            For the Three Months Ended June 30,      For the Six Months Ended June 30,
                                            -------------------------------------    ---------------------------------
                                                 2001                2000                 2001              2000
                                            ---------------   -------------------    ---------------    --------------
Revenues:
United States...........                       $40,865,000           $40,453,000        $81,894,000       $76,122,000
All Other...............                        11,097,000            11,278,000         21,948,000        22,671,000
                                            ---------------   -------------------    ---------------    --------------
                                               $51,962,000           $51,731,000       $103,842,000       $98,793,000
                                            ===============   ===================    ===============    ==============
Operating (loss) income:
United States...........                      $(29,331,000)          $10,212,000       $(26,622,000)      $17,219,000
All Other...............                          (918,000)              592,000         (2,206,000)        2,241,000
                                            ---------------   -------------------    ---------------    --------------
                                              $(30,249,000)          $10,804,000       $(28,828,000)      $19,460,000
                                            ===============   ===================    ===============    ==============

                                            June 30, 2001     December 31, 2000
                                            ---------------   -------------------
Identifiable Assets:
United States...........                      $139,086,000          $155,843,000
All Other...............                        25,473,000            20,060,000
                                            ---------------   -------------------
                                              $164,559,000          $175,903,000
                                            ===============   ===================

     For segment reporting purposes, license revenues have been allocated to the sales office of the respective country in which the sale is made, although the actual contract is with the U.S. entity for legal and tax purposes.

7. — Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities and was effective January 1, 2001. The adoption of SFAS No. 133 did not have any impact on the Company's operating results or financial position.

     In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill which is expected to be approximately $5,000,000 as of January 1, 2002; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first half of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

8. — Common Stock Repurchase Program

     On January 31, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $20,000,000 of its outstanding common stock over a two-year period (the "2001 Stock Repurchase Plan"). Under the 2001 Stock Repurchase Plan the Company repurchases shares on the open market or in privately negotiated transactions from time to time. Repurchases of stock under the 2001 Stock Repurchase Plan are at management's discretion, depending upon price and availability. The repurchased shares are held as treasury stock, which may be used to satisfy the Company's current and near term requirements under its equity incentive and other benefit plans and for other corporate purposes. During the three months ended June 30, 2001, the Company repurchased 361,800 shares of Company common stock at a purchase price of $4,499,000 under the 2001 Stock Repurchase Plan. During the six months ended June 30, 2001, the Company repurchased 1,080,700 shares of Company common stock at a purchase price of $14,495,000 under the 2001 Stock Repurchase Plan. As of June 30, 2001, the Company had repurchased a total of 1,682,200 shares of Company common stock at a purchase price of $16,422,000 under all stock repurchase plans, cumulatively.

9. — Analytika, Inc. Acquisition

     On January 6, 2000, the Company purchased all of the assets and assumed certain liabilities of Analytika, Inc. ("Analytika"), a provider of advanced analytical products, consulting services and outsourced operations services to the pharmaceutical industry. Under the terms of the acquisition agreement, the Company paid $2,318,000 in cash, which included transaction costs, and $6,506,000 in the Company's common stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the assets acquired and liabilities assumed based on their respective fair market value at the acquisition date. Of the purchase price, $2,890,000 was allocated to purchased capitalized software development costs. The excess of the purchase price over the fair value of the net assets acquired has been allocated to goodwill ($5,979,000) based upon an independent appraisal. During the three months ended June 30, 2001, the remaining book value of the capitalized software development costs and the goodwill relating to the Analytika acquisition was written down to zero due to impairment of the related assets. See Note 5 above. Analytika's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

10. — Facility Held for Sale

     In April 2001, the Company paid approximately $10,800,000 to purchase a 145,000 square foot building in New Jersey for the purpose of establishing a new U.S. operations facility to accommodate the Company's growth. In connection with its restructuring plan, the Company has since determined to shift its operations to other existing facilities and has therefore resolved to sell the new facility. See Note 4 to "Notes to Unaudited Financial Statements." This building is classified as facility held for sale within the accompanying consolidated balance sheet.

11. — Commitments and Contingencies

     In the fourth quarter of 2000, the Company entered into a lease agreement for a new facility in Chesapeake, Virginia, with future minimum rental payments of approximately $15,000,000 over the next 11 years. The two building facility in Chesapeake is comprised of approximately 100,000 total square feet. We expect capital expenditures in connection with tenant improvements, furniture and fixtures and other capital costs to be incurred through mid 2002. These expenditures are not expected to exceed $10,000,000 and the related funding for is expected to be from operating cash flows and existing cash balances.

     During the first half of 2001, the Company entered into a lease for 33,000 square feet of office space in New Jersey. Tenant improvements such as furniture, fixtures and other capital costs are not expected to exceed $1,000,000.

ITEM 2. — Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

    This Form 10-Q contains certain forward-looking statements that are within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, and are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q containing the words "believes", "anticipates", "plans", "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical and consumer packaged goods industries. All such forward-looking statements involve risks and uncertainties, including those risks identified under "Factors That May Affect Future Operating Results", many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-Q, as more fully described under "Factors That May Affect Future Operating Results". In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

OVERVIEW

     The Company provides a comprehensive range of CRM software products and support services to the pharmaceutical industry. The Company's solutions combine proprietary software products with extensive system support services, sales force support services, analytical services and clinical trial services.

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

     The Company generally recognizes license fees as revenue using the percentage-of-completion method over a period of time that commences when we begin configuring the product and ends when the product configuration is complete and it is ready for use in the field. This period of time usually includes initial customization or configuration and concludes with quality assurance and testing. When there is no initial customization or configuration, the Company generally recognizes the license fees from those products upon delivery so long as services to be provided are not essential to the functionality of the software. Additionally, license revenues are recognized immediately when the user count for previously delivered software increases. Historically, the Company's software licensing agreements provide for a warranty period (typically 180 days from the date of execution of the agreement). The Company's software maintenance period usually begins immediately after the warranty period. The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized ratably over the warranty period. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, delivery has occurred, the license amount is fixed or determinable and collectability is probable.

     The United States, the United Kingdom, France and Japan are currently our primary markets. We bill services provided by our foreign branches and subsidiaries in local currencies. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period. We generated approximately 21% and 22% of our total revenues outside the United States during the three months ended June 30, 2001 and 2000, respectively. We generated approximately 21% and 23% of our total revenues outside the United States during the six months ended June 30, 2001 and 2000, respectively. Our operating profits by geographic segment are shown in Note 6 of the "Notes to Unaudited Consolidated Financial Statements."

RECENT DEVELOPMENTS

     During the three months ended June 30, 2001, the Company recorded a series of non-recurring costs, relating to four different major categories: 1) Restructuring charges, or those costs and expenses associated with resizing our business to a new lower expected revenue growth in the near term; 2) Asset impairments, which reflect either the write-off or shortened lives of intangible and other non-current assets; 3) Other non-recurring charges, which relate primarily to facility moves and other associated costs which are not included within restructuring charges; and 4) CRM start-up costs, which relate to the launching of our new partnership with Oracle Corporation and includes our longitudinal data within a broad based offering. The total charges related to these four categories is expected to be approximately $42,000,000, of which approximately $28,000,000 is expected to be from cash expenditures.

     The restructuring plan consists of the resizing of the Company's personnel as well as the closing of its facility located in Stroudsburg, PA. This will result in a reduction of 155 employees and 35 contractors across various departments in the United States and Europe as well as 192 additional personnel associated with the closing of the Company's facility in Stroudsburg, PA. The Stroudsburg, PA operations are being relocated to the Company's facilities in New Jersey, Virginia and a new facility to be leased in Bethlehem, PA. The exit costs have been included in the restructuring charge while the moving and other start-up costs are not included in this restructuring charge and will continue to be expensed as incurred. During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. Of this charge, $4,862,000 has not been paid as of June 30, 2001 and is, accordingly, classified as accrued restructuring in the accompanying consolidated balance sheets. The restructuring charges were determined based upon formal plans approved by the Company's management using the information available at the time. Management of the Company believes this provision will be adequate to cover any costs incurred relating to the restructuring. The Company anticipates that the majority of the accrued restructuring balance of $4,862,000 as of June 30, 2001 will be paid by December 31, 2001. See Note 4 to "Notes to Unaudited Consolidated Financial Statements."

     During the second quarter of 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. During the second quarter of 2001, the Company wrote off $3,450,000 of cost method investments it had in two start-up ventures due to a permanent impairment in the fair value of these investments. These entities have experienced difficulty in raising the additional capital necessary to fund their start-up activities and the situation at both became especially acute in the second quarter.

     In connection with the Company's announcement on June 14, 2001, relative to its partnership with Oracle Corporation to market an integrated CRM solution to meet the specialized needs of the worldwide pharmaceutical industry, the Company's vision and product platform has changed. The operations acquired through the Company's acquisitions of ABC and Analytika have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations are substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. Management of the Company believes that these operations will generate negative cash flows over the next several years due to the administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of $8,787,000, consisting of $2,614,000 of purchased capitalized software and $6,173,000 of goodwill. Relative to the operations acquired as a result of the MMI acquisition, it is planned that after December 31, 2001, the Company will offer the mid-tier pharmaceutical industry a product which is more compatible with the Company's vision of integrated CRM solutions. Accordingly, the Company has reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition to seven months as of May 31, 2001. As the operations of the business acquired in the MMI acquisition continue to be successful, no impairment charge or reduction in life was necessary for the goodwill associated with MMI.

     As a result of our decision to relocate our operations to multiple new facilities, we have and will continue to incur significant costs. These costs primarily relate to start-up costs relating to our new Chesapeake, VA and Bethlehem, PA facilities, and the transfer of our operations from Stroudsburg, PA to these and other locations. These costs include, among other things, duplicate lease costs, relocation, retention and moving costs. Also included within these costs is the recognition of future losses on selected contracts that were identified as we examined the relocation of help desk services to Chesapeake, VA. During the three months ended June 30, 2001, we incurred other non-recurring costs of approximately $5,905,000. We expect to incur approximately $13,000,000 of additional non-recurring costs during the remainder of 2001, with approximately $5,500,000 to be incurred in the third quarter and approximately $7,500,000 to be incurred in the fourth quarter.

     In connection with our CRM initiative with Oracle Corporation, we have incurred two types of significant start-up costs. We have incurred significant marketing and advertising costs associated with the launch of the venture and expenditures relating to the up- front investment in the pharmacy data necessary for the analytical portion of the product offering. During the three months ended June 30, 2001, we expensed CRM start-up costs of approximately $2,000,000. We expect to incur approximately $3,000,000 of additional CRM startup costs during the remainder of 2001, with approximately $1,500,000 to be incurred in each of the third and fourth quarters of 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     REVENUES.  Total revenues increased $231,000 to $51,962,000 in the three months ended June 30, 2001, an increase of less than 1% from revenues of $51,731,000 in the three months ended June 30, 2000.

     License fee revenues decreased $1,777,000 to $4,273,000 in the three months ended June 30, 2001, a decrease of 29% from $6,050,000 in the three months ended June 30, 2000. License fee revenues as a percentage of total revenues were 8% in the three months ended June 30, 2001, as compared to 12% in the three months ended June 30, 2000. The decrease in license fee revenues was the result of fewer sales to new pharmaceutical customers in the United States. Additionally, a major client chose to structure its system upgrade into three phases, causing delays in revenues during the quarter.

     Service revenues increased $2,008,000 to $47,689,000 in the three months ended June 30, 2001, an increase of 4% from $45,681,000 in the three months ended June 30, 2000. Service revenues as a percentage of total revenues were 92% in the three months ended June 30, 2001, as compared to 88% in the three months ended June 30, 2000. The increase in service revenues was primarily the result of an increase in the number of installed users of Dendrite sales force software products at both new and existing customers, as well as the provision of additional services for our existing customers.

     COST OF REVENUES.  Total cost of revenues increased $12,774,000 to $34,854,000 in the three months ended June 30, 2001, up 58% from $22,080,000 in the three months ended June 30, 2000.

     Cost of license fees increased $68,000 to $1,198,000 in the three months ended June 30, 2001, up 6% from $1,130,000 in the three months ended June 30, 2000. Cost of license fees for the three months ended June 30, 2001 is comprised of the amortization of purchased software and capitalized software development costs of $884,000 and third party vendor license fees of $314,000. Cost of license fees for the same period in 2000 is comprised of the amortization of purchased software and capitalized software development costs of $697,000 and third party vendor license fees of $433,000. The costs associated with third party vendor licenses decreased due to the decrease in license fee revenue during the period.

     During the three months ended June 30, 2001, the Company recorded an impairment charge of $2,614,000 related to its purchased capitalized software costs from its acquisitions of Analytika and ABC. These operations have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations are substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. Management of the Company believes that these operations will generate negative cash flows over the next several years due to the administrative costs required to support the projected revenue stream. See Notes 4 and 5 of "Notes to Unaudited Consolidated Financial Statements" and "Recent Developments" above and "Restructuring Charge" and "Asset Impairment" below for a discussion of the restructuring charges and asset impairments recorded in the three months ended June 30, 2001.

     Cost of services increased $10,092,000 to $31,042,000 in the three months ended June 30, 2001, up 48% from $20,950,000 in the three months ended June 30, 2000. This increase was due to a combination of factors, including $3,053,000 of non-recurring costs, which related to the recognition of future losses on selected contracts for which we expect the costs of providing the future services will exceed the revenue to be received from the performance of the services which was identified while examining the restructuring of our Stroudsburg, PA facility. The remaining increase in cost of services was primarily due to overstaffing within our service areas in anticipation of higher levels of growth than were realized during the first six months of 2001.

     Total gross margin for the three months ended June 30, 2001 was 33%, down from 57% for the three months ended June 30, 2000. The margin was impacted significantly by the $2,614,000 asset impairment and $3,053,000 of non-recurring costs within costs of services. If not for the effects of these items, the gross margin would have been 44% for the three months ended June 30, 2001. This was significantly lower than the gross margin during the three months ended June 30, 2000, primarily due to overstaffing within our service areas in anticipation of higher levels of growth than were realized during the first six months of 2001 as discussed above.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $12,486,000 to $28,632,000 in the three months ended June 30, 2001, up 77% from $16,146,000 in the three months ended June 30, 2000. As a percentage of revenues, SG&A expenses increased to 55% in the three months ended June 30, 2001, up from 31% in the three months ended June 30, 2000. The increase in SG&A expenses for the period ended June 30, 2001 was primarily attributable to $2,000,000 of costs associated with the Company's CRM launch in partnership with Oracle Corporation, $2,800,000 of costs relating to the transition of services from its New Jersey facility to its new facility in Chesapeake, Virginia, and approximately $7,700,000 of costs related to the strengthening of our corporate infrastructure which includes, among other things, investment in senior management and our global sales organization.

     RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses increased $267,000 to $2,968,000 in the three months ended June 30, 2001, up 10% from $2,701,000 in the three months ended June 30, 2000. As a percentage of revenues, R&D expenses increased to 6% in the three months ended June 30, 2001, up from 5% in the three months ended June 30, 2000. With respect to future research and development expenses, subject to market conditions, we currently anticipate that such expenses will be approximately 4% to 6% of revenues for the remainder of 2001.

        RESTRUCTURING CHARGE. On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. The restructuring plan consists of the resizing of the Company’s personnel as well as the closing of its facility located in Stroudsburg, PA. The Stroudsburg, PA operations are being relocated to the Company’s facilities in New Jersey, Virginia and a new facility to be leased in Bethlehem, PA. The exit costs have been included in the restructuring charge while the moving and other start up costs are not included in this restructuring charge and will continue to be expensed as incurred.

     During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. The restructuring charges were determined based upon formal plans approved by the Company's management using the information available at the time. Management of the Company believes this provision will be adequate to cover any costs incurred relating to the restructuring. See Note 4 of "Notes to Unaudited Consolidated Financial Statements."

        ASSET IMPAIRMENT.  During the second quarter of 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. During the second quarter of 2001, the Company wrote off $3,450,000 of cost method investments it had in two start-up ventures due to a permanent impairment in the fair value of these investments. These entities have experienced difficulty in raising the additional capital necessary to fund their start-up activities and the situation at both became especially acute in the second quarter.

     In connection with the Company's announcement on June 14, 2001, relative to its partnership with Oracle Corporation to market an integrated CRM solution to meet the specialized needs of the worldwide pharmaceutical industry, the Company's vision and product platform has changed. The operations acquired through the Company's acquisitions of ABC and Analytika have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations are substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. Management of the Company believes that these operations will generate negative cash flows over the next several years due to the administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of $8,787,000, consisting of $2,614,000 of purchased capitalized software and $6,173,000 of goodwill. Relative to the operations acquired as a result of the MMI acquisition, it is planned that after December 31, 2001, the Company will offer the mid-tier pharmaceutical industry a product which is more compatible with the Company's vision of integrated CRM solutions. Accordingly, the Company has reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition to seven months as of May 31, 2001. As the operations of the business acquired in the MMI acquisition continue to be successful, no impairment charge or reduction in life was necessary for the goodwill associated with MMI. See Note 5 of "Notes to Unaudited Consolidated Financial Statements."

        PROVISION FOR INCOME TAXES.  The effective tax benefit recorded in the three months ended June 30, 2001 was 34%, as compared with an effective tax expense of 36% in the three months ended June 30, 2000. This decrease resulted from the write-off of certain goodwill amounts which are not deductible for tax purposes.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     REVENUES.  Total revenues increased $5,049,000 to $103,842,000 in the six months ended June 30, 2001, an increase of 5% from $98,793,000 in the six months ended June 30, 2000.

     License fee revenues decreased $4,383,000 to $7,276,000 in the six months ended June 30, 2001, a decrease of 38% from $11,659,000 in the six months ended June 30, 2000. License fee revenues as a percentage of total revenues were 7% in the six months ended June 30, 2001, as compared to 12% in the six months ended June 30, 2000. The decrease in license fee revenues was the result of fewer sales to new pharmaceutical customers in the United States. Additionally, a major client chose to structure its system upgrade into three phases, causing delays in revenues during the period.

     Service revenues increased $9,432,000 to $96,566,000 in the six months ended June 30, 2001, an increase of 11% from $87,134,000 in the six months ended June 30, 2000. Service revenues as a percentage of total revenues were 93% in the six months ended June 30, 2001, as compared to 88% in the six months ended June 30, 2000. The increase in service revenues was primarily the result of an increase in the number of installed users of Dendrite sales force software products at both new and existing customers, as well as the provision of additional services for our existing customers. Also contributing to the increase was a one-time payment relating to a contractual adjustment from an existing customer that recently merged with another company.

     COST OF REVENUES.  Total cost of revenues increased $19,574,000 to $61,983,000 in the six months ended June 30, 2001, an increase of 46% from $42,409,000 in the six months ended June 30, 2000.

     Cost of license fees increased $286,000 to $2,161,000 in the six months ended June 30, 2001, an increase of 15% from $1,875,000 in the six months ended June 30, 2000. Cost of license fees for the six months ended June 30, 2001 is comprised of the amortization of purchased software and capitalized software development costs of $1,688,000 and third party vendor license fees of $473,000. Cost of license fees for the same period in 2000 is comprised of the amortization of purchased software and capitalized software development costs of $1,428,000 and third party vendor license fees of $447,000. The costs associated with third party vendor licenses increased due to an increase in the number of third party software products embedded in our WebForce™ product.

     During the six months ended June 30, 2001, the Company recorded an impairment charge of $2,614,000 related to its purchased capitalized software costs from its acquisitions of Analytika and ABC. These operations have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations are substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. Management of the Company believes that these operations will generate negative cash flows over the next several years due to the administrative costs required to support the projected revenue stream. See Notes 4 and 5 of "Notes to Unaudited Consolidated Financial Statements" and "Recent Developments" above and "Restructuring Charge" and "Asset Impairment" below for a discussion of the restructuring charges and asset impairments recorded in the six months ended June 30, 2001.

     Cost of services increased $16,674,000 to $57,208,000 in the six months ended June 30, 2001, up 41% from $40,534,000 in the six months ended June 30, 2000. This increase was due to a combination of factors, including $3,053,000 of non-recurring costs, which related to the recognition of future losses on selected contracts for which we expect the costs of providing the future services will exceed the revenue to be received from the performance of the services, which was identified while examining the restructuring of our Stroudsburg, PA facility. The remaining increase in cost of services was primarily due to overstaffing within our service areas in anticipation of higher levels of growth than were realized during the first six months of 2001.

     Total gross margin for the six months ended June 30, 2001 was 40%, down from 57% for the six months ended June 30, 2000. The margin was impacted significantly by the $2,614,000 asset impairment and $3,053,000 of non-recurring costs within costs of services. If not for the effects of these items, the gross margin would have been 46% for the six months ended June 30, 2001. This was significantly lower than the gross margin during the six months ended June 30, 2000, primarily due to overstaffing within our service areas in anticipation of higher levels of growth than were realized during the first half of 2001.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES.;   SG&A expenses increased $17,511,000 to $49,095,000 in the six months ended June 30, 2001, up 55% from $31,584,000 in the six months ended June 30, 2000. As a percentage of revenues, SG&A expenses increased to 47% in the six months ended June 30, 2001, as compared with 32% in the six months ended June 30, 2000. The increase in SG&A expenses for the period ended June 30, 2001 was caused by several factors, most notably $2,000,000 of costs associated with the Company's CRM launch in partnership with Oracle Corporation, $2,800,000 of costs relating to the transition of services to its new facility in Chesapeake, Virginia, and approximately $12,700,000 of costs related to the strengthening of our corporate infrastructure which includes, among other things investment in senior management, and our global sales organization.

     RESEARCH AND DEVELOPMENT (R&D) EXPENSES.  R&D expenses increased $495,000 to $5,835,000 in the six months ended June 30, 2001, an increase of 9% from $5,340,000 in the six months ended June 30, 2000. As a percentage of revenues, R&D expenses increased to 6% in the six months ended June 30, 2001, up from 5% in the six months ended 2000.

     RESTRUCTURING CHARGE.  On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. The restructuring plan consists of the resizing of the Company's personnel as well as the closing of its facility located in Stroudsburg, PA. The Stroudsburg, PA operations are being relocated to the Company's facilities in New Jersey, Virginia and a new facility to be leased in Bethlehem, PA. The exit costs have been included in the restructuring charge while the moving and other start-up costs are not included in this restructuring charge and will continue to be expensed as incurred.

     During the six months ended June 30, 2001, the Company recorded a charge of $6,134,000 associated with its restructuring. The restructuring charges were determined based upon formal plans approved by the Company's management using the information available at the time. Management of the Company believes this provision will be adequate to cover any costs incurred relating to the restructuring. See Note 4 of "Notes to Unaudited Consolidated Financial Statements."

        ASSET IMPAIRMENT. During the six months ended June 30, 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. During the six months ended June 30, 2001, the Company wrote off $3,450,000 of cost method investments it had in two start-up ventures due to a permanent impairment in the fair value of these investments. These entities have experienced difficulty in raising the additional capital necessary to fund their start-up activities and the situation at both became especially acute in the second quarter.

     In connection with the Company's announcement on June 14, 2001, relative to its partnership with Oracle Corporation to market an integrated CRM solution to meet the specialized needs of the worldwide pharmaceutical industry, the Company's vision and product platform has changed. The operations acquired through the Company's acquisitions of ABC and Analytika have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations are substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. Management of the Company believes that these operations will generate negative cash flows over the next several years due to the administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of $8,787,000, consisting of $2,614,000 of purchased capitalized software and $6,173,000 of goodwill. Relative to the operations acquired as a result of the MMI acquisition, it is planned that after December 31, 2001 the Company will offer the mid-tier pharmaceutical industry a product which is more compatible with the Company's vision of integrated CRM solutions. Accordingly, the Company has reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition to seven months as of June, 2001. As the operations of the business acquired in the MMI acquisition continue to be successful, no impairment charge or reduction in life was necessary for the goodwill associated with MMI. See Note 5 of "Notes to Unaudited Consolidated Financial Statements."

        PROVISION FOR INCOME TAXES.  The effective tax benefit recorded in six months ended June 30, 2001 was 34%, as compared with an effective tax expense of 36% in the six months ended June 30, 2000. This decrease resulted from the write-off of certain goodwill amounts which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     We finance our operations primarily through cash generated by operations. Net cash provided by operating activities was $16,912,000 for the six months ended June 30, 2001, compared to cash provided by operating activities of $8,886,000 for the six months ended June 30, 2000. This increase in cash provided by operating activities was due primarily to a decrease in accounts receivable, an increase in accounts payable and accrued expenses and an increase in deferred revenue, partially offset by the net loss of $18,090,000 for the six months ended June 30, 2001.

     Cash used in investing activities was $27,689,000 in the six months ended June 30, 2001, compared to cash used in investing activities of $4,175,000 in the six months ended June 30, 2000. The significant increase was due primarily to our purchase of a new building and tenant improvements made to our new data center facility during the six months ended June 30, 2001 as well as our sales of short-term investments in 2000, partially offset by cash used for acquisitions in 2000.

     Cash used in financing activities was $12,062,000 in the six months ended June 30, 2001, compared to cash provided by financing activities of $5,267,000 in the six months ended June 30, 2000. The difference of $17,239,000 was primarily due to purchases of common stock under the stock repurchase program announced on January 31, 2001, and an overall decrease in the level of stock option exercises during the period.

     We maintain a $15,000,000 revolving line of credit agreement with The Chase Manhattan Bank, N.A. The agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to our net worth as of December 31, 1997 plus 50% of net income earned after January 1, 1998 plus 75% of the net proceeds of any stock offerings (as defined in the agreement). This covenant effectively limits the amount of cash dividends we may pay. The line of credit expires on November 30, 2001. At June 30, 2001, there were no borrowings outstanding under the agreement and we were in compliance with all of our covenant obligations.

     At June 30, 2001, our working capital was approximately $77,976,000. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our currently projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, for the foreseeable future.

      During the six months ended June 30, 2001, the Company purchased 1,080,700 shares of its common stock at a cost of $14,495,000 under the existing stock repurchase program.

     In the second quarter of 2001, the Company spent approximately $10,800,000 to purchase a 145,000 square foot building in New Jersey for the purpose of establishing a new U.S. operations facility to accommodate the Company's growth. The Company has determined to shift its operations to other existing facilities in connection with its restructuring plan, and therefore has resolved to hold the new facility for sale. See Note 4 and 10 of to “Notes to Consolidated Unaudited Financial Statements.”

     During the fourth quarter of 2000, the Company entered into a lease agreement for a new facility in Chesapeake, Virginia, with future minimum rental payments of approximately $15,000,000 over the next 11 years. The two building facility is comprised of approximately 100,000 total square feet. We expect capital expenditures in connection with tenant improvements, furniture and fixtures and other capital costs to be incurred through mid 2002. Funding for these expenditures is expected to be from operating cash flows and existing cash balances.

     During the first half of 2001, the Company entered into a lease for 33,000 square feet of office space in New Jersey. Tenant improvements, such as furniture, fixtures and other capital costs are not expected to exceed $1,000,000.

     We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OUR BUSINESS IS HEAVILY DEPENDENT ON THE PHARMACEUTICAL INDUSTRY

     Most of our CRM products and services are currently used in connection with the marketing and sale of prescription-only drugs. This market is undergoing a number of significant changes. These include:

  the significant consolidation of the pharmaceutical industry as well as the timing and sequencing of sales to our customers may reduce the number of our existing and potential customers;

  regulatory changes that permit the over-the-counter sale of formerly prescription-only drugs; and

  competitive pressure on the pharmaceutical industry resulting from the continuing shift to delivery of healthcare through managed care organizations.

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

OUR FIXED COSTS MAY LEAD TO FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS IF REVENUES FALL BELOW EXPECTATIONS

     We establish our expenditure levels for product development, sales and marketing and some of our other operating expenses based in large part on our expected future revenues and anticipated competitive conditions. In particular, we frequently add staff in advance of new business to permit adequate time for training. If the new business is subsequently delayed, canceled or not awarded, we will have incurred expenses without the associated revenues. In addition, we may increase sales and marketing expenses if competitive pressures become greater than originally anticipated. Since only a small portion of our expenses varies directly with our actual revenues, our operating results and profitability are likely to be adversely and disproportionately affected if our revenues fall below our targeted goals or expectations.

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

WE DEPEND ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

     We derive a significant portion of our revenues from a limited number of customers for which there is substantial competition. Some of our customers have switched, and in the future other customers may switch, to software products and/or services offered by our competitors or by in-house staff.

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

  expansion of product lines by, or consolidation among, our existing competitors; and

  development and/or operation of in-house CRM software products or services by our customers and potential customers.

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

  any adverse change in the political or economic environments in these countries;

  any adverse change in tax, tariff and trade or other regulations;

  the absence or significant lack of legal protection for intellectual property rights;

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

  the effect of the acquisition on our financial and strategic position;

  the failure of an acquired business to further our strategies;

  the difficulty of integrating the acquired business;

  the diversion of our management's attention from other business concerns;

  the impairment of relationships with customers of the acquired business;

  the potential loss of key employees of the acquired company; and

  the maintenance of uniform, company-wide standards, procedures and policies.

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

  market conditions in the technology, healthcare and other growth sectors; and

  general consolidation in the healthcare information industry which may result in the market perceiving us or other comparable companies as potential acquisition targets.

     Further, the stock market has experienced on occasion extreme price and volume fluctuations. The market prices of the equity securities of many technology companies have been especially volatile and often have been unrelated to the operating performance of such companies. These broad market fluctuations may have a material adverse effect on the market price of our common stock.

PART II.  OTHER INFORMATION

ITEM 4. —Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Shareholders was held on May 15, 2001 (the “Annual Meeting”). The following proposals were considered and voted upon at the Annual Meeting:

     1.  Election of Directors. The following directors were nominated for election to the Board of Directors until the next Annual Meeting or until their successors are duly chosen and qualified: John E. Bailye, Bernard M. Goldsmith, Edward J. Kfoury, Paul A. Margolis, John H. Martinson, Terence H. Osborne and Patrick J. Zenner. The votes cast and withheld for such nominees were as follows:

Name                               For                    Withheld
----                               ---                    --------
John E. Bailye                     29,758,847             7,535,531
Bernard M. Goldsmith               33,255,920             4,038,458
Edward J. Kfoury                   33,137,264             4,157,114
Paul A. Margolis                   36,575,791             718,587
John H. Martinson                  36,580,791             713,587
Terence H. Osborne                 36,576,191             718,187
Patrick J. Zenner                  36,575,475             718,903

     2.  Increase in Plan Shares. An amendment was proposed to the Company's 1997 Stock Incentive Plan to increase the number of authorized plan shares by 1,750,000 shares. There were 28,154,675 votes cast for the amendment, 9,122,087 votes cast against the amendment and 17,616 abstentions.

Based on these voting results, each of the directors nominated was elected and the amendment to increase the authorized plan shares was approved.

ITEM 6. — Exhibits and Reports on Form 8-K

     (i) Exhibits

               None

     (ii) Reports on Form 8-K

               None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 2001

                              By: /s/ John E. Bailye
                                  ______________________________________________
                                      John E. Bailye, President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)

                               By: /s/ George T. Robson
                                   _____________________________________________
                                      George T. Robson, Executive Vice President
                                      and Chief Financial Officer
                                      (Principal Financial Officer)