Form 10-Q
period 2001-09-30
DENDRITE INTERNATIONAL INC
filed 2001-11-14
CIK 880321

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X] No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: at November 6, 2001 there were 39,482,150 shares of common stock outstanding.

DENDRITE INTERNATIONAL, INC.

INDEX

                                                                                           PAGE NO.
                                                                                           --------

PART I.       FINANCIAL INFORMATION                                                            3

ITEM 1.       Consolidated Financial Statements

                 Consolidated Statements of Operations
                     Three months and nine months ended September 30, 2001                      3
                     and September 30, 2000

                 Consolidated Balance Sheets
                     September 30, 2001 and December 31, 2000                                   4

                 Consolidated Statements of Cash Flows
                     Nine months ended September 30, 2001 and  September 30, 2000               5

                 Notes to Unaudited Consolidated Financial Statements                           6

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                         9

PART II.      OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K                                                 18

Signatures                                                                                     19

         PART I. FINANCIAL INFORMATION

         ITEM 1. Consolidated Financial Statements

                                                     DENDRITE INTERNATIONAL, INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                              (UNAUDITED)

                                                 THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------------   ---------------------------------------
                                                   2001                2000                2001                      2000
                                              ------------------  -----------------   ------------------        -------------
Revenues:
   License fees...........................       $  8,635            $  8,599            $  15,911              $  20,258
   Services...............................         48,478              47,434              145,044                134,569
                                                 --------            --------            ---------              ---------
                                                   57,113              56,033              160,955                154,827
                                                 --------            --------            ---------              ---------

Cost of revenues:
   Cost of license fees...................          1,531                 835                3,692                  2,710
   Purchased software impairment..........             --                  --                2,614                     --
   Cost of services.......................         26,665              21,701               83,873                 62,236
                                                 --------            --------            ---------              ---------
                                                   28,196              22,536               90,179                 64,946
                                                 --------            --------            ---------              ---------

Gross margin..............................         28,917              33,497               70,776                 89,881
                                                 --------            --------            ---------              ---------

Operating expenses:
   Selling, general and administrative....         22,875              18,752               71,970                 50,336
   Research and development...............          2,689               2,703                8,524                  8,043
   Restructuring charge...................             --                  --                6,134                     --
   Asset impairment.......................             --                  --                9,623                     --
                                                 --------            --------            ---------              ---------
                                                   25,564              21,455               96,251                 58,379
                                                 --------            --------            ---------              ---------

Operating income (loss)...................          3,353              12,042              (25,475)                31,502
   Interest income........................            496                 917                2,083                  2,437
   Other expense..........................             (9)                (17)                 (82)                   (45)
                                                 --------            --------            ---------              ---------

Income (loss) before income tax expense             3,840              12,942              (23,474)                33,894
(benefit).................................
   Income tax expense (benefit)...........          1,383               4,660               (7,841)                12,202
                                                 --------            --------            ----------             ---------

Net income (loss).........................       $  2,457            $  8,282            $ (15,633)             $  21,692
                                                 ========            ========            ==========             =========

Net income (loss) per share:
   Basic..................................       $    0.06           $    0.21           $   (0.39)             $    0.55
                                                 =========           =========           ==========             =========
   Diluted................................       $    0.06           $    0.20           $   (0.39)             $    0.52
                                                 =========           =========           ==========             =========

Shares used in computing net income (loss)
per share:

   Basic..................................         39,568              39,509               39,783                 39,155
                                                 ========            ========            =========              =========
   Diluted................................         39,985              41,638               39,783                 41,333
                                                 ========            ========            =========              =========

         The accompanying notes are an integral part of these statements.

                                  DENDRITE INTERNATIONAL, INC.
                                   CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS EXCEPT SHARE DATA)

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 2001              2000
                                                           ----------------  ---------------
                                                             (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents............................      $   58,308        $  73,230
   Short-term investments...............................           6,383            4,143
   Accounts receivable, net.............................          33,262           48,182
   Prepaid expenses and other...........................           5,949            6,987
   Prepaid taxes........................................           8,456            1,564
   Deferred taxes.......................................           4,675            1,160
                                                               ---------         --------
     Total current assets...............................         117,033          135,266
                                                               ---------         --------

Property and equipment, net.............................          23,148           15,924
Facility held for sale..................................          10,832               --
Other assets............................................             100            3,872
Goodwill, net...........................................           5,098           12,305
Purchased capitalized software, net.....................             526            4,144
Capitalized software development costs, net.............           5,280            4,392
Deferred taxes..........................................           2,090               --
                                                               ---------         --------
                                                              $  164,107        $ 175,903
                                                              ==========        =========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable.....................................      $    3,451        $   5,120
   Accrued compensation and benefits....................           7,584            4,271
   Other accrued expenses...............................          17,726            8,085
   Accrued restructuring charge.........................           4,414               --
   Deferred revenues....................................           5,869            4,052
                                                               ---------         --------
     Total current liabilities..........................          39,044           21,528
                                                               ---------         --------

Deferred rent...........................................              --               25
Deferred taxes..........................................              --            1,052

Stockholders' Equity:
   Preferred Stock, no par value, 10,000,000 shares
    authorized, none issued.............................              --               --
   Common Stock, no par value, 150,000,000 shares
    authorized; 41,323,855 and 40,729,212 shares issued as
    of September 30, 2001 and December 31, 2000,
    respectively; and 39,378,655 and 40,127,712 shares
    outstanding as of September 30, 2001 and
    December 31, 2000, respectively.....................          88,408           83,370
Retained earnings.......................................          58,314           73,949
Deferred compensation...................................            (176)            (405)
Accumulated other comprehensive loss....................          (2,076)          (1,689)
Less treasury stock, at cost............................         (19,407)          (1,927)
                                                               ---------         --------
     Total stockholders' equity.........................         125,063          153,298
                                                               ---------         --------
                                                              $  164,107        $ 175,903
                                                              ==========        =========

         The accompanying notes are an integral part of these statements.

                                           DENDRITE INTERNATIONAL, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                            2001                   2000
                                                                        -------------          ----------
Operating activities:
   Net (loss) income...........................................           $(15,633)              $ 21,692
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
   Depreciation and amortization...............................             11,332                  8,076
   Asset impairment............................................             12,237                     --
   Restructuring charge........................................              6,134                     --
   Amortization of deferred compensation ......................                114                    282
   Deferred income tax benefit.................................             (6,657)                    --
   Tax benefit from exercise of employee stock options.........              1,823                  3,868
     Changes in assets and liabilities, net of effect from
      acquisition:
     Decrease/(increase) in accounts receivable................             14,825                (12,919)
     Decrease/(increase) in prepaid expenses and other.........              1,178                    (25)
     Increase in prepaid income taxes..........................             (6,970)                  (780)
     Increase in other assets..................................                 --                    (90)
     Increase/(decrease) in accounts payable and other
      accrued expenses.........................................             11,285                   (528)
     Payments relating to restructuring charge.................             (1,720)                    --
     (Decrease)/increase in deferred rent......................                (25)                    26
     Increase/(decrease) in deferred revenues..................              1,808                 (1,107)
                                                                          --------               --------
       Net cash provided by operating activities...............             29,731                 18,495
                                                                          --------               --------
Investing activities:
   Purchases of short-term investments.........................            (20,230)                (7,880)
   Sales of short-term investments.............................             17,990                 19,058
   Acquisition, net of cash acquired...........................                 --                 (2,318)
   Increase in other non-current assets........................                 --                 (3,450)
   Purchases of property and equipment.........................            (14,757)                (6,812)
   Investment in facility held for sale........................            (10,832)                    --
   Additions to capitalized software development costs.........             (2,443)                (1,578)
                                                                          --------               --------
       Net cash used in investing activities...................            (30,272)                (2,980)
                                                                          --------               --------
Financing activities:
   Payments on capital lease obligations.......................                 --                   (285)
   Purchases of treasury stock.................................            (17,480)                    --
   Issuance of common stock....................................              3,329                  7,973
                                                                          --------               --------
       Net cash (used in)/provided by financing activities.....            (14,151)                 7,688
                                                                          ---------              --------
Effect of foreign exchange rate changes on cash................               (230)                  (253)
Net (decrease)/increase in cash and cash equivalents...........            (14,922)                22,950
Cash and cash equivalents, beginning of period.................             73,230                 50,024
                                                                          --------               --------
Cash and cash equivalents, end of period.......................           $ 58,308               $ 72,974
                                                                          ========               ========

        The accompanying notes are an integral part of these statements.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

        The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (the "Company") included in this Form 10-Q are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and nine month periods ended September 30, 2001 and September 30, 2000. For further information, refer to the consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

        Our interim operating results may not be indicative of operating results for the full year.

2.  Net Income (Loss) Per Share

        Basic net income (loss) per share was computed by dividing the net income (loss) for each period by the weighted average number of shares of common stock outstanding for each period. Diluted net income per share was computed by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. For the three months ended September 30, 2001, common stock equivalents used in computing diluted net income per share was 417,000 shares. For the nine months ended September 30, 2001, 609,000 common stock equivalents were anti-dilutive and were therefore excluded from the computation of net loss per share. For the three and nine months ended September 30, 2000, common stock equivalents used in computing diluted net income per share were 2,129,000 and 2,178,000 shares, respectively.

3.   Comprehensive Income

        Assets and liabilities of the Company's wholly-owned international subsidiaries are translated at their respective period-end exchange rates and revenues and expenses are translated at the average currency exchange rates for the period. The resulting translation adjustments are included as "Accumulated other comprehensive loss" and are reflected as a separate component of stockholders' equity. Total after-tax comprehensive income for the three months ended September 30, 2001 was $2,802,000 compared to after-tax comprehensive income of $8,003,000 for the three months ended September 30, 2000. Total after-tax comprehensive loss for the nine months ended September 30, 2001 was $16,020,000 compared to after-tax comprehensive income of $21,196,000 for the nine months ended September 30, 2000.

4.  Restructuring Charge

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

        During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with its restructuring. Of this charge, $4,414,000 has not been paid as of September 30, 2001 and is, accordingly, classified as accrued restructuring in the accompanying consolidated balance sheets. The restructuring charges were determined based upon formal plans approved by the Company's management using the information available at the time. Management of the Company believes this provision will be adequate to cover any costs incurred relating to the restructuring. The Company anticipates that the majority of the accrued restructuring balance of $4,414,000 as of September 30, 2001 will be paid by December 31, 2001. The activity on the accrued restructuring charge balance as of September 30, 2001 is summarized in the table below:

                                                                                                       Accrued Restructuring
                                                          Restructuring Charge  Cash Payment in 2001  as of September 30, 2001
                                                          ------------------    -------------------    -------------------
Termination payments to employees                                $4,213,000             $1,388,000             $2,825,000
Facility exit costs                                                 909,000                319,000                590,000
Contract termination and other restructuring costs                1,012,000                 13,000                999,000
                                                          ------------------    -------------------    -------------------
                                                                 $6,134,000             $1,720,000             $4,414,000
                                                          ==================    ===================    ===================

5.  Asset Impairment

        During the second quarter of 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. During the second quarter of 2001, the Company wrote off $3,450,000 of cost method investments it had in two start-up ventures due to a permanent impairment in the fair value of these investments. These entities have experienced difficulty in raising the additional capital necessary to fund their start-up activities and the situation at both became particularly severe in the second quarter of 2001.

        In connection with the Company's announcement on June 14, 2001, relative to its partnership with Oracle Corporation to market an integrated customer relationship management ("CRM") solution to meet the specialized needs of the worldwide pharmaceutical industry, the Company's vision and product platform has changed. The operations acquired through the Company's acquisitions of Associated Business Computing, N.V. ("ABC") and Analytika, Inc. ("Analytika") have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations are substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. Management of the Company believes that these operations will generate negative cash flows over the next several years due to the administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of $8,787,000, consisting of $2,614,000 of purchased capitalized software and $6,173,000 of goodwill. Relative to the operations acquired as a result of the Marketing Management International, Inc. ("MMI") acquisition, it is planned that after December 31, 2001, the Company will offer the mid-tier pharmaceutical industry a product which is more compatible with the Company's vision of integrated CRM solutions. Accordingly, the Company has reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition and expects the balance to be fully amortized by December 31, 2001. As the operations of the business acquired in the MMI acquisition continue to be successful, no impairment charge or reduction in life was necessary for the goodwill associated with MMI.

6.  Customer and Geographic Segment Data

        In the three months ended September 30, 2001, the Company derived approximately 57% of its revenues from its two largest customers. In the three months ended September 30, 2000, the Company derived approximately 51% of its revenues from its two largest customers. In the nine months ended September 30, 2001, the Company derived approximately 52% of its revenues from its two largest customers. In the nine months ended September 30, 2000, the Company derived approximately 41% of its revenues from its two largest customers.

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

                                            For the Three Months Ended September 30, For the Six Months Ended September 30,
                                            ---------------------------------------- --------------------------------------
                                                 2001                2000                 2001              2000
                                            ---------------   ---------------------- ---------------    --------------
Revenues:
United States...........                       $48,060,000           $40,380,000       $129,690,000      $116,362,000
All Other...............                         9,053,000            15,653,000         31,265,000        38,465,000
                                            ---------------   -------------------    ---------------    --------------
                                               $57,113,000           $56,033,000       $160,955,000      $154,827,000
                                            ===============   ===================    ===============    ==============
Operating (loss) income:
United States...........                       $ 5,948,000           $ 7,851,000       $(20,384,000)      $25,579,000
All Other...............                        (2,595,000)            4,191,000         (5,091,000)        5,923,000
                                            ---------------   -------------------    ---------------    --------------
                                               $ 3,353,000           $12,042,000       $(25,475,000)      $31,502,000
                                            ===============   ===================    ===============    ==============

                                            September 30, 2001     December 31, 2000
                                            ------------------     -----------------
Identifiable Assets:
United States...........                      $142,997,000          $155,843,000
All Other...............                        21,110,000            20,060,000
                                            ---------------   -------------------
                                              $164,107,000          $175,903,000
                                            ===============   ===================

        For segment reporting purposes, license revenues have been allocated to the sales office of the respective country in which the sale is made, although the actual contract is with the U.S. entity for legal and tax purposes.

7.  Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standard No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company's discontinuation of amortization of its goodwill which is expected to be approximately $5,000,000 as of January 1, 2002; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first half of 2002. The Company is currently evaluating the impact of the adoptions of these statements.

8.  Common Stock Repurchase Program

        On January 31, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $20,000,000 of its outstanding common stock over a two-year period (the "2001 Stock Repurchase Plan"). Under the 2001 Stock Repurchase Plan, the Company repurchases shares on the open market or in privately negotiated transactions from time to time. Repurchases of stock under the 2001 Stock Repurchase Plan are at management's discretion, depending upon price and availability. The repurchased shares are held as treasury stock, which may be used to satisfy the Company's current and near term requirements under its equity incentive and other benefit plans and for other corporate purposes. During the three months ended September 30, 2001, after September 11th, the Company repurchased 263,000 shares of Company common stock at a purchase price of $2,985,000 under the 2001 Stock Repurchase Plan. Since the inception of the 2001 Stock Repurchase Plan, the Company has repurchased a total of 1,343,700 shares of Company common stock at a total purchase price of $17,480,000.

        Under all stock repurchase plans, cumulatively, the Company had repurchased a total of 1,945,200 shares of Company common stock at a purchase price of $19,407,000.

9.  Analytika, Inc. Acquisition

        On January 6, 2000, the Company purchased all of the assets and assumed certain liabilities of Analytika, Inc. ("Analytika"), a provider of advanced analytical products, consulting services and outsourced operations services to the pharmaceutical industry. Under the terms of the acquisition agreement, the Company paid $2,318,000 in cash, which included transaction costs, and $6,506,000 in the Company's common stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the assets acquired and liabilities assumed based on their respective fair market value at the acquisition date. Of the purchase price, $2,890,000 was allocated to purchased capitalized software development costs. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill ($5,979,000) based upon an independent appraisal. During the second quarter of 2001, the remaining book value of the capitalized software development costs and the goodwill relating to the Analytika acquisition was written down to zero due to impairment of the related assets. See Note 5. Analytika's results of operations have been included in the Company's consolidated financial statements from the date of acquisition.

10.  Facility Held for Sale

        In April 2001, the Company paid $10,832,000 to purchase a 145,000 square foot building in New Jersey for the purpose of establishing a new U.S. operations facility to accommodate the Company's growth. In connection with its restructuring plan, the Company has since determined to shift its operations to other existing facilities and has therefore resolved to sell the new facility. See Note 4. This building is classified as facility held for sale within the accompanying consolidated balance sheet.

11.  Commitments and Contingencies

        In the fourth quarter of 2000, the Company entered into a lease agreement for a new facility in Chesapeake, Virginia, with future minimum rental payments of approximately $15,000,000 over the next 11 years. The two building facility in Chesapeake is comprised of approximately 100,000 total square feet. We expect capital expenditures in connection with tenant improvements, furniture and fixtures and other capital costs to be incurred through mid 2002. These expenditures are not expected to exceed $10,000,000 and the related funding is expected to be from operating cash flows and existing cash balances.

        During the first half of 2001, the Company entered into a lease for 33,000 square feet of office space in Bridgewater, New Jersey to serve as the Company's corporate and sales headquarters. Tenant improvements such as furniture, fixtures and other capital costs are not expected to exceed $2,000,000.

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

OVERVIEW

        The Company provides a comprehensive range of CRM software products and support services to the pharmaceutical industry. The Company's solutions combine proprietary software products with extensive system support services, sales force support services, analytical consulting services and clinical trial services.

        The Company generates revenues from both services and licenses. Service revenues, which account for a substantial portion of our revenues, consist of fees from a wide variety of contracted services, generally under multi-year contracts. We generate implementation fees from services provided to configure and implement our CRM software products for our customers. We receive technical and hardware support fees for services related to, among other things, ongoing technical support, maintenance of our customers' databases, operations of our customers' server computers, maintenance of our customers' remote hardware and asset control. Technical and hardware support fees also include fees for software maintenance services such as software defect resolution and performance enhancements. We generally charge fees for these maintenance services based on a percentage of total license fees and initial customization of these licenses. We receive sales force support fees for organizing and managing support of our customers' sales forces, including training, telephone support and data analysis services. It is our experience that our larger customers increase the amount of services they purchase from us over time. Fees for these additional services are typically based on the labor and materials used to provide the applicable service.

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

        The United States, the United Kingdom, France and Japan are currently our primary markets. We bill services provided by our foreign branches and subsidiaries in local currencies. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period. We generated approximately 16% and 28% of our total revenues outside the United States during the three months ended September 30, 2001 and September 30, 2000, respectively. We generated approximately 19% and 25% of our total revenues outside the United States during the nine months ended September 30, 2001 and September 30, 2000, respectively. Our operating profits and losses by geographic segment are shown in Note 6 of the "Notes to Unaudited Consolidated Financial Statements."

RECENT DEVELOPMENTS

        During the second quarter of 2001, the Company began recording a series of non-recurring costs, relating to three different major categories: 1) Restructuring charges, or those costs and expenses associated with resizing our business to a new lower expected revenue growth in the near term; 2) Asset impairments, which reflect either the write-off or shortened lives of intangible and other non-current assets; and 3) Other non-recurring charges, which relate primarily to facility moves and other associated costs which are not included within restructuring charges. The total charges related to these three categories is expected to be approximately $37,000,000, of which approximately $23,000,000 is expected to be from cash expenditures.

        The restructuring plan consists of the resizing of the Company's personnel as well as the closing of its facility located in Stroudsburg, PA. This will result in a reduction of 155 employees and 35 contractors across various departments in the United States and Europe as well as 192 additional personnel associated with the closing of the Company's facility in Stroudsburg, PA. The Stroudsburg, PA operations are being relocated to the Company's facilities in New Jersey, Virginia and a new facility which has been leased in Bethlehem, PA. The exit costs have been included in the restructuring charge while the moving and other start-up costs are not included in this restructuring charge and will continue to be expensed as incurred. These exit costs are included with non-recurring charges as discussed herein. During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. Of this charge, $4,414,000 has not been paid as of September 30, 2001 and is, accordingly, classified as accrued restructuring in the accompanying consolidated balance sheets. The restructuring charges were determined based upon formal plans approved by the Company's management using the information available at the time. Management of the Company believes this provision will be adequate to cover any costs incurred relating to the restructuring. The Company anticipates that the majority of the accrued restructuring balance of $4,414,000 as of September 30, 2001 will be paid by December 31, 2001. See Note 4 to "Notes to Unaudited Consolidated Financial Statements."

        During the nine months ended September 30, 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. During the nine months ended September 30, 2001, the Company wrote off $3,450,000 of cost method investments it had in two start-up ventures due to a permanent impairment in the fair value of these investments. These entities have experienced difficulty in raising the additional capital necessary to fund their start-up activities and the situation at both became particularly severe in the second quarter of 2001.

        In connection with the Company's announcement on June 14, 2001, relative to its partnership with Oracle Corporation to market an integrated customer relationship management ("CRM") solution to meet the specialized needs of the worldwide pharmaceutical industry, the Company's vision and product platform has changed. The operations acquired through the Company's acquisitions of Associated Business Computing, N.V. ("ABC") and Analytika, Inc. ("Analytika") have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations are substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. Management of the Company believes that these operations will generate negative cash flows over the next several years due to the administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of $8,787,000, consisting of $2,614,000 of purchased capitalized software and $6,173,000 of goodwill. Relative to the operations acquired as a result of the Marketing Management International, Inc. ("MMI") acquisition, it is planned that after December 31, 2001, the Company will offer the mid-tier pharmaceutical industry a product which is more compatible with the Company's vision of integrated CRM solutions. Accordingly, the Company has reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition and expects the balance to be fully amortized by December 31, 2001. As the operations of the business acquired in the MMI acquisition continue to be successful, no impairment charge or reduction in life was necessary for the goodwill associated with MMI.

        As a result of our decision to relocate our operations to multiple new facilities, we have and will continue to incur significant costs. These costs primarily relate to start-up costs relating to our new Chesapeake, VA and Bethlehem, PA facilities, and the transfer of our operations from Stroudsburg, PA to these and other locations. These costs include, among other things, duplicate lease costs, relocation, retention and moving costs. Also included within these costs is the recognition of future losses on selected contracts that were identified as we examined the relocation of help desk services to Chesapeake, VA. The Company incurred other non-recurring costs of approximately $2,802,000 and $8,707,000 during the three and nine months ended September 30, 2001, respectively. We expect to incur approximately $9,600,000 of additional non-recurring costs during the fourth quarter of 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         REVENUES.  Total revenues increased $1,080,000 to $57,113,000 in the three months ended September 30, 2001, an increase of 2% from revenues of $56,033,000 in the three months ended September 30, 2000.

        License fee revenues increased $36,000 to $8,635,000 in the three months ended September 30, 2001, from our previous quarterly high of $8,599,000 in the three months ended September 30, 2000. License fee revenues as a percentage of total revenues were 15% in the three months ended September 30, 2001 and September 30, 2000. License fees are, by nature, non-recurring items. License fee revenues during the three months ended September 30, 2001 related primarily to a major systems upgrade by an existing customer.

        Service revenues increased $1,044,000 to $48,478,000 in the three months ended September 30, 2001, an increase of 2% from $47,434,000 in the three months ended September 30, 2000. Service revenues as a percentage of total revenues were 85% in the three months ended September 30, 2001 and September 30, 2000. The increase in service revenues was impacted by major client rollouts, additional ongoing services and new service offerings.

         COST OF REVENUES.  Total cost of revenues increased $5,660,000 to $28,196,000 in the three months ended September 30, 2001, up 25% from $22,536,000 in the three months ended September 30, 2000.

        Cost of license fees increased $696,000 to $1,531,000 in the three months ended September 30, 2001, up 83% from $835,000 in the three months ended September 30, 2000. Cost of license fees for the three months ended September 30, 2001 is comprised of the amortization of purchased software and capitalized software development costs of $1,044,000 and third party vendor license fees of $487,000. Cost of license fees for the same period in 2000 is comprised of the amortization of purchased software and capitalized software development costs of $672,000 and third party vendor license fees of $163,000. The increase in the amortization of purchased software and capitalized development costs related primarily to the acceleration of amortization of the purchased capitalized software related to the MMI acquisition as discussed within “Recent Developments” and Note 5 of “Notes to Unaudited Financial Statements.” This acceleration resulted in nearly $400,000 of additional costs during the three months ended September 30, 2001. Third party vendor license fees increased due to an increase in the number of third party software products embedded in our WebForceTM product suite. A significant portion of our license fees during the three months ended September 30, 2000 related to sales of our Japanese market product, j-forceWEB™, which contains less third party software than our WebForce™ product suite.

        Cost of services increased $4,964,000 to $26,665,000 in the three months ended September 30, 2001, up 23% from $21,701,000 in the three months ended September 30, 2000. Total gross margin for the three months ended September 30, 2001 was 51%, down from 60% for the three months ended September 30, 2000. The increase in cost of services and decrease in gross margin was primarily due to the Company's evolving business mix and continued budgetary pressures on our customers, which restricted our margins. Additionally, the Company had approximately $500,000 of non-recurring costs which were classified within cost of services during the three months ended September 30, 2001. However, gross margin has improved sequentially from the second quarter 2001 as a result of our restructuring and cost improvement measures as discussed in "Recent Developments" above.

         SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES.   SG&A expenses increased $4,123,000 to $22,875,000 in the three months ended September 30, 2001, up 22% from $18,752,000 in the three months ended September 30, 2000. As a percentage of revenues, SG&A expenses increased to 40% in the three months ended September 30, 2001, up from 33% in the three months ended September 30, 2000. The increase in SG&A expenses for the three months ended September 30, 2001 was primarily attributable to $1,200,000 of costs associated with the Company’s CRM launch in partnership with Oracle Corporation, $1,100,000 of costs relating to the transition of services from its New Jersey facility to its new facility in Chesapeake, Virginia, and approximately $1,800,000 of costs related to the strengthening of our corporate infrastructure which includes, among other things, investment in senior management and our global sales organization, and increased facility costs compared to the same period last year.

        RESEARCH AND DEVELOPMENT (R&D) EXPENSES.  R&D expenses decreased $14,000 to $2,689,000 in the three months ended September 30, 2001, down 1% from $2,703,000 in the three months ended September 30, 2000. As a percentage of revenues, R&D expenses remained constant at 5% in the three months ended September 30, 2001 and September 30, 2000. With respect to future research and development expenses, subject to market conditions, we currently anticipate that such expenses will be approximately 4% to 6% of revenues for the remainder of 2001.

         PROVISION FOR INCOME TAXES.   The effective tax rate used to recognize income tax expense in the three months ended September 30, 2001 and September 30, 2000 was 36%.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         REVENUES.  Total revenues increased $6,128,000 to $160,955,000 in the nine months ended September 30, 2001, an increase of 4% from $154,827,000 in the nine months ended September 30, 2000.

        License fee revenues decreased $4,347,000 to $15,911,000 in the nine months ended September 30, 2001, a decrease of 21% from $20,258,000 in the nine months ended September 30, 2000. License fee revenues as a percentage of total revenues were 10% in the nine months ended September 30, 2001, as compared to 13% in the nine months ended September 30, 2000. License fees are, by nature, non-recurring items. The overall decrease related to fewer licenses signed with customers.

        Service revenues increased $10,475,000 to $145,044,000 in the nine months ended September 30, 2001, an increase of 8% from $134,569,000 in the nine months ended September 30, 2000. Service revenues as a percentage of total revenues were 90% in the nine months ended September 30, 2001, as compared to 87% in the nine months ended September 30, 2000. The increase in service revenues was impacted by major client rollouts, additional ongoing services and new service offerings.

         COST OF REVENUES. Total cost of revenues increased $25,233,000 to $90,179,000 in the nine months ended September 30, 2001, an increase of 39% from $64,946,000 in the nine months ended September 30, 2000.

        Cost of license fees increased $982,000 to $3,692,000 in the nine months ended September 30, 2001, an increase of 36% from $2,710,000 in the nine months ended September 30, 2000. Cost of license fees for the nine months ended September 30, 2001 is comprised of the amortization of purchased software and capitalized software development costs of $2,732,000 and third party vendor license fees of $960,000. Cost of license fees for the same period in 2000 is comprised of the amortization of purchased software and capitalized software development costs of $2,101,000 and third party vendor license fees of $609,000. The costs associated with third party vendor licenses increased due to an increase in the number of third party software products embedded in our WebForceTM product suite. As of June 2001, the Company reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition to seven months which resulted in an additional expense of approximately $570,000 during the nine months ended September 30, 2001.

        During the nine months ended September 30, 2001, the Company recorded an impairment charge of $2,614,000 related to its purchased capitalized software costs from its acquisitions of Analytika and ABC. These operations have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations are substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. Management of the Company believes that these operations will generate negative cash flows over the next several years due to the administrative costs required to support the projected revenue stream. See Notes 4 and 5 of "Notes to Unaudited Consolidated Financial Statements" and "Recent Developments" above and "Restructuring Charge" and "Asset Impairment" below for a discussion of the restructuring charges and asset impairments recorded in the nine months ended September 30, 2001.

        Cost of services increased $21,637,000 to $83,873,000 in the nine months ended September 30, 2001, up 35% from $62,236,000 in the nine months ended September 30, 2000. This increase was due to a combination of factors, including non-recurring costs of $3,053,000, which related to the recognition of future losses on selected contracts where we expect the costs of providing the future services will exceed the revenue to be received from the performance of the services, which was identified while examining the restructuring of our Stroudsburg, PA facility and approximately $500,000 which related to other non-recurring exit costs. The remaining increase in cost of services was primarily due to overstaffing within our service areas in anticipation of higher levels of growth than were realized during the first six months of 2001.

         Total gross margin for the nine months ended September 30, 2001 was 44%, down from 58% for the nine months ended September 30, 2000. Gross Margin was impacted significantly by the $2,614,000 asset impairment and $3,929,000 of non-recurring costs within costs of services that was recorded in the first nine months of 2001. If not for the effects of these items, the gross margin would have been 48% for the nine months ended September 30, 2001. This was significantly lower than the gross margin during the nine months ended September 30, 2000, primarily due to overstaffing within our service areas in anticipation of higher levels of growth than were realized during the first six months of 2001.

         SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $21,634,000 to $71,970,000 in the nine months ended September 30, 2001, up 43% from $50,336,000 in the nine months ended September 30, 2000. As a percentage of revenues, SG&A expenses increased to 45% in the nine months ended September 30, 2001, as compared with 33% in the nine months ended September 30, 2000. The increase in SG&A expenses for the period ended September 30, 2001 was caused by several factors, most notably $3,200,000 of costs associated with the Company’s CRM launch in partnership with Oracle Corporation, $3,900,000 of costs relating to the transition of services to its new facility in Chesapeake, Virginia, and approximately $14,500,000 of costs related to the strengthening of our corporate infrastructure which includes, among other things, investment in senior management and our global sales organization.

         RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses increased $481,000 to $8,524,000 in the nine months ended September 30, 2001, an increase of 6% from $8,043,000 in the nine months ended September 30, 2000. As a percentage of revenues, R&D expenses remained constant at 5% in the nine months ended September 30, 2001 and September 30, 2000.

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

        During the nine months ended September 30, 2001, the Company recorded a charge of $6,134,000 associated with its restructuring. The restructuring charges were determined based upon formal plans approved by the Company's management using the information available at the time. Management of the Company believes this provision will be adequate to cover any costs incurred relating to the restructuring. See Note 4 of "Notes to Unaudited Consolidated Financial Statements."

         ASSET IMPAIRMENT. During the second quarter of 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. After the review, the Company wrote off $3,450,000 of cost method investments it had in two start-up ventures due to a permanent impairment in the fair value of these investments. These entities have experienced difficulty in raising the additional capital necessary to fund their start-up activities and the situation at both became particularly severe during the nine months ended September 30, 2001.

        In connection with the Company’s announcement on June 14, 2001, relative to its partnership with Oracle Corporation to market an integrated CRM solution to meet the specialized needs of the worldwide pharmaceutical industry, the Company’s vision and product platform has changed. The operations acquired through the Company’s acquisitions of ABC and Analytika have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations are substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. Management of the Company believes that these operations will generate negative cash flows over the next several years due to the administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of $8,787,000, consisting of $2,614,000 of purchased capitalized software and $6,173,000 of goodwill. Relative to the operations acquired as a result of the MMI acquisition, it is planned that after December 31, 2001, the Company will offer the mid-tier pharmaceutical market a product which is more compatible with the Company’s vision of integrated CRM solutions. Accordingly, the Company has reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition to seven months as of June 2001, which resulted in an additional expense of approximately $570,000 during the nine months ended September 30, 2001. As the operations of the business acquired in the MMI acquisition continue to be successful, no impairment charge or reduction in life was necessary for the goodwill associated with MMI. See Note 5 of “Notes to Unaudited Consolidated Financial Statements.”

         PROVISION FOR INCOME TAXES. The effective tax benefit recorded in nine months ended September 30, 2001 was 33%, as compared with an effective tax expense of 36% in the nine months ended September 30, 2000. This decrease resulted from the write-off of certain goodwill amounts which are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

        We finance our operations primarily through cash generated by operations. Net cash provided by operating activities was $29,731,000 for the nine months ended September 30, 2001, compared to $18,495,000 for the nine months ended September 30, 2000. This increase in cash provided by operating activities was due primarily to a decrease in accounts receivable, an increase in accounts payable and accrued expenses and an increase in deferred revenues. In addition, asset impairment charges, an increase in depreciation and amortization and the net non-cash restructuring charge of $4,414,000 generated a net loss of $15,633,000 for the nine months ended September 30, 2001.

        Cash used in investing activities was $30,272,000 in the nine months ended September 30, 2001, compared to $2,980,000 in the nine months ended September 30, 2000. The significant increase was due primarily to our purchase of a new building which is currently held for sale, and tenant improvements made to our new data center facility during the nine months ended September 30, 2001, as well as our net sales of short-term investments in 2000, partially offset by cash used for acquisitions in 2000.

        Cash used in financing activities was $14,151,000 in the nine months ended September 30, 2001, compared to cash provided by financing activities of $7,688,000 in the nine months ended September 30, 2000. The decrease was due to purchases of common stock under the stock repurchase program announced on January 31, 2001, and an overall decrease in the level of stock option exercises during the nine months ended September 30, 2001. During the nine months ended September 30, 2001, the Company purchased 1,343,700 shares of its common stock at a cost of $17,480,000 under the existing stock repurchase program.

        We maintain a $15,000,000 revolving credit facility agreement with The Chase Manhattan Bank, N.A. The agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to our net worth as of December 31, 1997 plus 50% of net income earned after January 1, 1998 plus 75% of the net proceeds of any stock offerings (as defined in the agreement). This covenant effectively limits the amount of cash dividends we may pay. The credit facility was scheduled to expire on November 30, 2001. On October 17, 2001, the Company signed a commitment letter with The Chase Manhattan Bank, N.A. to extend this facility through November 30, 2002 under substantially the same terms. At September 30, 2001, there were no borrowings outstanding under the agreement and we were in compliance with all of our covenant obligations.

        At September 30, 2001, our working capital was approximately $77,989,000, compared with $113,738,000 at December 31, 2000, a decrease of $35,749,000. This decrease relates primarily to our purchase of a building for $10,832,000, our purchases of treasury stock for $17,480,000, and $5,433,000 of capital improvements to our new facilities. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our currently projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, for the foreseeable future.

        In the second quarter of 2001, the Company spent $10,832,000 to purchase a 145,000 square foot building in New Jersey for the purpose of establishing a new U.S. operations facility to accommodate the Company's growth. The Company has determined to shift its operations to other existing facilities and to a lower cost facility in Chesapeake, Virginia in connection with its restructuring plan, and therefore has resolved to hold the new facility for sale. See Note 4 and 10 to "Notes to Unaudited Consolidated Financial Statements."

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

        During the first half of 2001, the Company entered into a lease for 33,000 square feet of office space in Bridgewater, New Jersey to serve as the Company's corporate and sales headquarters. Tenant improvements such as furniture, fixtures and other capital costs are not expected to exceed $2,000,000.

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

OUR BUSINESS IS AFFECTED BY VARIATIONS IN OUR CUSTOMERS’ BUDGET CYCLES

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

WE DEPEND ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

        We derive a significant portion of our revenues from a limited number of customers for which there is substantial competition. Some of our customers have switched, and in the future other customers may switch, to software products and/or services offered by our competitors or by in-house staff. In addition, any consolidation between or among our customer base could adversely affect our business base.

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

        We believe that sales force automation or SFA and CRM software products and/or services offered by most of our competitors do not address the variety of pharmaceutical customer needs that our solutions address. We also face competition from many vendors that market and sell SFA and CRM solutions in the Consumer Product Group (CPG) market. In addition, we also compete with various companies that provide support services similar to our services. We believe our ability to compete depends on many factors, some of which are beyond our control, including:

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

WE MAY FACE RISKS ASSOCIATED WITH EVENTS WHICH MAY AFFECT THE U.S. AND WORLD ECONOMIES

        The terrorist attacks of September 11, 2001 and subsequent world events have created a significant uncertainty about the future prospects of the U.S. and world economies. While we did not experience any material impact to our business during the time period immediately following the events of September 11, 2001, we cannot assure you that these events and any uncertainties regarding the affect on the U.S. and world economies will not adversely affect our business or the businesses of our customers.

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

         Date:  November 13, 2001

                                   By: /s/ John E. Bailye
                                   ------------------------------------------
                                   John E. Bailye, Chairman and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

                                   By: /s/ George T. Robson
                                   ------------------------------------------
                                   George T. Robson, Executive Vice President
                                   and Acting Chief Financial Officer
                                   (Principal Financial Officer)