Form 10-K
DENDRITE INTERNATIONAL INC
filed 2002-03-29
CIK 880321

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission File Number 0-26138

_________________

Dendrite International, Inc.

_________________

(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2786386 (I.R.S. Employer Identification No.)

1200 Mt. Kemble Avenue
Morristown, NJ 07960-6797
973-425-1200

_________________

(Address, including zip code, and telephone number (including area code)
of registrant’s principal executive office)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

The aggregate market value of the shares of the common stock held by non-affiliates of the registrant was approximately $370,411,000 based upon the closing price of the common stock, which was $10.78, on March 15, 2002. The number of shares of common stock outstanding as of March 15, 2002 was 39,757,288.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III.

     Note:   Dendrite®, ForceAnalyzeRx®, ForceMobile™, ForceKnowledge™, WebSessionManager™, ForceOne®, ForcePharma™, WebForce™, j-forceWEB™, j-force™, j-forceNET™, j-forceMOBILE™, Medicheck™, ForceAdminstrator™, ForceConfigurator™, VisiForce™ and SampleEnforcer™ are either trademarks or registered trademarks of Dendrite International, Inc. All other service marks, trademarks and trade names referred to in this document are the property of their respective owners. The Company and any of its U.S. or international subsidiaries are sometimes collectively referred to as “Dendrite”, “we”, “our”or “the Company”.

PART I

ITEM 1.  BUSINESS.

GENERAL

     Dendrite International, Inc. and its subsidiaries (the “Company”or “Dendrite”) is a leading global provider of a comprehensive range of customer relationship management (sometimes called CRM), sales force effectiveness (sometimes called SFE), and eLearning software products and specialized support services to the pharmaceutical industry (collectively referred to as “solutions”). Our solutions enable customers to effectively manage the activities of sales forces in complex selling environments. These solutions also permit pharmaceutical companies to create a central repository of information about each of their customers, which can be integrated and analyzed so as to maximize the value derived from each customer.

     Historically, we have focused our solutions on large sales forces within the prescription-only pharmaceutical industry. We believe that our extensive knowledge of the complex and unique selling processes in this industry and our demonstrated ability to meet our customers’ business needs have given us a strong position in this portion of our target market. With approximately 80,000 pharmaceutical sales representatives and managers from 47 companies in 58 countries using Dendrite solutions, we are presently the world’s largest supplier of such solutions to the prescription-only pharmaceutical industry based on the number of sales representatives supported. Our customers include 18 of the world’s top 20 pharmaceutical companies in one or more countries around the world. Our global reach strategy has expanded our target market to mid-size pharmaceutical companies as well as to subsidiaries of large pharmaceutical companies located in emerging markets. Our customers’ sales forces now range in size from as few as 50 representatives in smaller European and Latin American countries to several thousand representatives in the United States.

     Our solutions are highly configurable and are designed to interface with other customer-facing software utilized by pharmaceutical manufacturers. Our solutions ultimately enable pharmaceutical customers to maximize the return on investment related to sales and promotional activities and to improve profitability of their operations by allowing them to:

•	analyze prescriber patterns to ensure delivery of the right message at the right time;

•	coordinate the activities and sales call content of multiple sales forces calling on the same customers;

•	provide integrated data from multiple sources quickly to direct individual sales representatives;

•	provide technical and support services to maximize the selling time of the sales representatives; and

•	provide Internet-based training and meetings to minimize out-of-territory time of sales representatives.

     The broad range of support services we offer is intended to enable our customers to maximize the effectiveness of our software products. These services include software configuration and implementation, technical and hardware support, sales force support, and data integration and analysis. We typically provide these services under multi-year agreements.

     Dendrite develops and markets a comprehensive range of solutions consisting of software products and a wide range of support services. These solutions, among other benefits, synchronize a pharmaceutical customer’s interactions with its customers across all customer-facing departments within the organization, enabling them to:

•	centralize data to maintain a history of all contacts with each physician;

•	target specific physicians with specific messages;

•	realign sales territories;

•	reallocate sales personnel on a customer or formulary basis;

•	share data among sales representatives calling on the same physician; and

•	redeploy sales and marketing resources more rapidly and more precisely.

     Our software products integrate and process large volumes of time-sensitive, sales-related data for use in developing sales strategies and campaigns. Our current product offerings allow customers to select many different combinations of features for different types of sales forces. These software products typically do not require customization (i.e., modification of source code) in order to be implemented; however, generally they are configured to address data, market, and other customer requirements. Our current product offerings also include configuration and administration tools that enable customers to configure and administer certain of our software products.

     We price our software products based on the geographic area in which a customer uses them, its chosen configuration, and the total number of users. We charge additional up-front fees to configure and install the software and to train sales representatives, as well as annual fees for continuing services and fees for specific projects.

     Dendrite also supplies a limited number of solutions to manufacturers of consumer packaged goods. Our consumer packaged goods products are targeted at manufacturers whose sales representatives call on retail outlets and enable sales representatives to manage all aspects of their call-reporting obligations, including the collection of pricing, promotions, and product placement information. In addition, our products also integrate sales information from a number of data sources. By using our products, consumer packaged goods manufacturers can measure the effect of their promotional activities and effectively plan and execute sales strategies in ways that bring them significant competitive benefits.

PHARMACEUTICAL SOFTWARE PRODUCTS

     Our pharmaceutical software products are designed to provide information to personnel involved in sales and sales management, marketing, and clinical trials, and also to other levels within each client’s organization, including senior management. For example, information directly related to sales may be channeled to the finance and personnel departments. In addition, field representatives can directly input information concerning a particular physician that may assist a client’s managed care sales personnel. These systems effectively link a customer’s sales and management functions with other business departments. The software products we offer our pharmaceutical customers include the WebForce™ product suite, j-forceWEB™, Medicheck™, and VisiForce™.

     WEBFORCE™.  WebForce™ is a comprehensive suite of sales force tools with data sharing, analysis, and interfacing capabilities intended to serve as the basis of the CRM environment for large, multinational pharmaceutical customers. With country-specific functionality, the WebForce™ product suite offers a common architecture with interfaces that can be configured to support software solutions for every user market within the pharmaceutical arena.

     Included in the WebForce™ product suite are the ForcePharma™ laptop/tablet-based Sales Force Effectiveness or SFE solution and the ForceMobile™ Windows CE-based palmtop solution. Several tools are embedded within the WebForce™ suite to support these offerings, including ForceAnalyzer™, a decision support tool for all user levels; SampleEnforcer™, a home office-level samples management system; ForceAdministrator™, an interactive territory-management tool; and ForceConfigurator ™, which enables pharmaceutical companies to configure WebForce™ to the exact requirements of individual sales forces.

•	FORCEPHARMA™. The ForcePharma™ SFE solution is available in multiple configurations to support a variety of field forces including Field Sales, Account Sales, Institution Sales, Managers, and Home Office users and can be additionally configured to address a customer’s specific business requirements.

New functions, which integrate fully with an existing configuration, can be added over time, allowing the customer to acquire a system capable of evolving as business requirements change. A typical major pharmaceutical customer will select the components and configuration that reflect the structure of their sales force, the geographic region involved, and the type of pharmaceutical sales data available. Each component is offered with specific continuing support services. ForcePharma™ is also available to the European and Eastern European markets incorporating unique country-specific functionality.

•	FORCEMOBILE™. ForceMobile™, a Windows CE™-based handheld application, provides functionality comparable to many laptop applications at a reduced cost. ForceMobile™ is optimized for growth-focused organizations of all sizes that require greater portability, instant data access, and lower cost of hardware ownership. The product provides comprehensive functionality, two-tier synchronization capabilities, and a common enterprise architecture with WebForce™. ForceMobile™ enables organizations to increase sales force effectiveness by delivering and capturing information at the customer point of contact, enabling sales representatives to effectively and timely target customers.

•	FORCEANALYZER™. ForceAnalyzer™ is a flexible, easy-to-use data viewing and analysis tool that standardizes the decision support and reporting process for all levels of a pharmaceutical sales organization. It enables territory representatives to track the effects of their promotional activities, and enables managers to achieve sales objectives, assure call-plan compliance, and manage promotional program implementation.

•	SAMPLEENFORCER™. SampleEnforcer™ is a Home Office administration tool specifically designed to manage sampling activity and assist pharmaceutical companies in complying with the PDMA (Prescription Drug Marketing Act) and 21 CFR (Code of Federal Regulations) Part 11 guidelines.

•	FORCEADMINISTRATOR™. ForceAdministrator™ is an interactive territory-management tool that enables pharmaceutical companies to align sales representatives to the right customer, at the right time, with the right product and the right message. It manages product, user, and alignment field force changes.

•	FORCECONFIGURATOR™. ForceConfigurator ™ enables pharmaceutical companies to configure WebForce™ to the exact requirements of individual sales forces. It creates uniquely personalized interfaces by enabling users to configure screens, amend text, and change parameters.

     J-FORCEWEB™. Our j-forceWEB™ solution was specifically developed for the Japanese market and contains functionality similar to the WebForce™ product. The j-forceWEB™ solution is web-enabled and provides all of the functionality offered in its predecessor product, j-force™. The solution is highly configured to meet local market requirements that reflect the unique characteristics of the Japanese prescription-only pharmaceutical market. Dendrite has also launched j-forceNET™ and j-forceMOBILE™, web-based solutions that utilize new broadband communications being rolled out in Japan.

     VISIFORCE™.  VisiForce™, a new component of the Dendrite sales and marketing effectiveness solution set, has been specifically configured to meet the needs of pharmaceutical sales forces in Latin America, Asia, Eastern Europe, and the Middle East. VisiForce™combines the business process and training components of Dendrite’s Medicheck™solution with the flexible WebForce™ technology platform. It enables marketing staff to rank targeted customers, which gives the district manager and their team the ability to determine which customers require additional focus. VisiForce™ allows multiple input devices for the end users with a common backend architecture.

     MEDICHECK™. Medicheck™, a Windows CE™ based personal digital assistant solution, is used by pharmaceutical company sales representatives in emerging markets where highly portable, lower cost hardware is essential. The multiple module palmtop system replaces paper-based systems and permits information sharing among multiple levels within a sales organization. In 2002, Medicheck™ will be phased out in our emerging markets and replaced with our VisiForce™ solution. We will, however, continue to sell and implement Medicheck™ in our Japanese market.

CPG INDUSTRY PRODUCTS

     Our CPG software products are generally configured in a manner similar to our pharmaceutical software products. However, CPG sales representatives are more likely to use handheld or palmtop computing devices than laptop and desktop personal computers.

     FORCEONE®.   Our ForceOne® is our sales force software product for the consumer packaged goods or CPG markets and is sold in the United States and Canada. ForceOne® contains most of the same basic features as our ForcePharma™ product, as well as features specifically created for the CPG industry. ForceOne® can be configured to support field sales representatives, their managers and key account managers. The structure of our license, implementation and ongoing service fees for our CPG customers is generally similar to that of our pharmaceutical customers, however, to date this market segment has outsourced very little ongoing support services.

SERVICES

     In addition to our product offerings, Dendrite provides services to its customers, including software implementation, technical and hardware support, sales force support services, analytical and consulting services and clinical trial services. We also provide data-related services, including data scrubbing, match, merge and purge activities, and a variety of data analysis services. Virtually all customers engage Dendrite to provide all or some of these services, including software defect resolution.

     For the year ended December 31, 2001, service revenues represented approximately 92% of our total revenues. As a result of providing these ongoing services, we have developed long-term strategic relationships with our customers. Once we begin supplying solutions to our customers, we generally continue to provide support services to them beyond the expiration of the initial service agreement. As these relationships develop, our customers typically increase the amount and variety of support services they purchase from us.

     The complexity and size of the sales and market research databases being integrated and manipulated by our software products require highly specialized information systems skills, particularly as new sources of data must be integrated. The creation of a customer’s database requires loading third party data onto a central server or servers and encoding that data with proprietary Dendrite data links. This encoding process allows the data to be integrated into a functional sales-related database used by Dendrite’s CRM software products. We initially perform these services during installation and, if requested, may continue to manage these information systems over time. Many companies choose not to employ the information systems staff needed to manage these large, complex databases and consider the outsourcing of these tasks to us or other third parties as both economically and operationally advantageous to their business.

     IMPLEMENTATION SERVICES. Our implementation services include: the implementation and configuration, if applicable, of a Dendrite software product to meet customer requirements; creation of the customer’s specific version of the Dendrite data model; creation of the customer’s integrated database; loading of data onto the customer’s remote computer hardware; and training customer employees on the use and capabilities of Dendrite sales force software products.

     TECHNICAL AND HARDWARE SUPPORT SERVICES. Our technical and hardware support service offerings consist of management of technical support for Dendrite’s software products, customization of source code (if applicable) to meet the customer’s needs and continued support of the customer’s database. These services include loading and linking new releases of third party data purchased by the customer; identifying new functional segments for data analysis; providing software defect resolution and issuing performance enhancements, feature changes and, in certain circumstances, new versions of products; operation and maintenance of server computers; providing asset control and maintaining remote computer hardware, including recapture of data on defective equipment and replacement of defective equipment; and developing business interruption plans for management of any unforeseen interference with Dendrite’s provision of ongoing support services, including coordinating the retention of a disaster recovery provider for the customer’s servers.

     SALES FORCE SUPPORT SERVICES. Our sales force support services include project management; ongoing training on the use and capabilities of Dendrite’s sales force software products; assistance to the customer in planning and executing realignments of sales territories or functional (e.g., formulary-based) segments to allow more effective resource allocation; direct customer service telephone support for Dendrite and most third party software products (available seven days a week and in many foreign languages); proactive prescription data analysis at a territory and physician level to a customer’s sales representatives to improve sales and promotional campaigns; and data integration and data management services with data our customers obtain from third party sources.

     When a major customer licenses a Dendrite sales force software product, the Company typically establishes an implementation services group for that customer, as well as a separate support service group composed of both customer support and technical support personnel dedicated to servicing that customer. For customers with smaller sales forces or sales forces with specialized needs, such as non-home country language capability, the service group may have responsibility for more than one client.

     Typically, we provide services under multi-year contracts. In North America, we enter into service agreements directly with customers. Outside North America, we enter into service agreements through our local wholly-owned subsidiary or branch. Depending upon the size of the customer and the scope of services to be performed, a dedicated service group may be comprised of five to 100 persons.

ANALYTICAL TOOLS AND SERVICES

     The Company’s Analytika division (sometimes called Analytika) provides analytical and consulting services based on the development of a differentiating database and the application of unique tools. Analytika has developed strategic partnerships with a consortium of chain and independent retail pharmacies that are demographically and geographically diverse throughout the United States. These pharmacy data partners deliver a new level of timely, accurate and anonymous data for incorporation into Analytika’s proprietary algorithms and tools. Through this alliance, Analytika offers its clients access to unique data, that when combined with its advanced analytics and predictive modeling capabilities, this provides information regarding prescriber behavior, which typically is not available from standard forms of analysis.

     Our approach to advanced analytics recognizes that each customer’s portfolio of products possesses unique characteristics that must be represented in the analysis in order to produce meaningful and actionable results. Therefore, when a client chooses to implement modeling for one or more of its brands, our consultants work together with the client’s managers and analysts to identify and quantify those aspects of the market and product conditions that need to be represented in the analysis. We then tailor the models to the client’s specific business and marketing needs. Once this tailoring has been completed, the resulting models and tools can be incorporated into the client’s overall solution for ongoing use. The client’s business can be positively impacted when the analytics drive actions which, when implemented, result in changed behavior to enhance business performance in a measurable way.

     CLINICAL TRIAL SERVICES. Dendrite provides a broad range of clinical trial services to pharmaceutical companies, enabling them to conduct these trials more efficiently and expeditiously. By supporting and facilitating clinical solutions for the pharmaceutical industry, Dendrite streamlines and supports eClinical processes such as patient randomization, electronic and mobile data capture, document management, worldwide serious adverse event reporting, and investigator coordination through its global, multilingual, 24x7 help desk. Our customers are able to optimize protocols and identify ideal investigators and sites using Dendrite’s proprietary data and analytic engines. In addition, Dendrite facilitates and manages the eLearning process by providing application sharing of eClinical solutions for investigators, clinical research coordinators, and clinical research associates.

SOFTWARE CONFIGURATION

     Our pharmaceutical software products are configured to allow information access and communication among geographically dispersed sales and marketing personnel and regional and home offices. The core of the configuration is a central database server, which stores customer information and integrates and controls all data flow from external points. Most servers used by our customers are manufactured by IBM, Compaq, Hewlett-Packard or Sun Microsystems and operate on UNIX(TM), Windows NT(R) or Windows 2000 operating systems. Servers are purchased or leased by Dendrite’s customers or leased for them by Dendrite. Some smaller customers lease space on our servers located in various worldwide offices.

     Remote databases are stored on laptop and palmtop computers used by sales representatives in the field and are updated regularly via modem. Regional sales managers using personal computers may access the server via wide area networks. Our customers are responsible for selecting computer equipment and for deciding when to upgrade or replace it.

     Our pharmaceutical software products permit a sales representative to send updated information to the central database server. Similarly, the sales representative can receive information concerning upcoming calls as well as additional sales efforts planned by other sales representatives within the same company. This server, in most cases located at one of our facilities, contains the customer’s own database of sales-related information, which is generally maintained and operated for the customer by Dendrite.

CUSTOMERS

     Our major customers consist of large, multinational pharmaceutical companies, including: Abbott; Allergan; AstraZeneca; Aventis; Bristol-Myers Squibb; Celltech Medeva; Dai-nippon; Eli Lilly; Forest Laboratories; Kissei; Mitsubishi Tokyo; Novartis; Novo Nordisk; Ono Pharmaceuticals; Pfizer; Proctor & Gamble; Sanofi; Solvay; Takeda Pharma; Teijin; Tokyo Tanabe; Torii; Tsumura; and Wyeth Lederle. In addition, in the CPG market, our major customers include: Bacardi/Martini Triodis; Gillette; and Prodirest.

     Approximately 51% of our total revenues in 2001 came from our two largest clients: Pfizer and Bristol-Myers Squibb. Approximately 52% of our total revenues in 2000 came from Pfizer, Johnson & Johnson, and Bristol-Myers Squibb. Approximately 37% of our total revenues in 1999 came from Pfizer and Johnson & Johnson.

SALES AND MARKETING

     Dendrite actively markets its solutions to companies worldwide using regional and local sales and marketing personnel. Sales presentations are typically made to the customer’s management information services department or sales department. The selection of a sales force software product often entails an extended decision-making process that typically takes nine to eighteen months. This process may involve senior levels of management and, in some cases, the board of directors.

     The Company works with a potential customer to identify its business requirements in light of its markets, sales organization, and operating structure. We draw upon our broad product functionality and experience in the applicable vertical market to provide a comprehensive yet highly targeted solution.

     The positive response of our customers’sales representatives can influence the decisions of those customers to license additional functionality and/or to contract for expanded support services. Accordingly, we attempt to address the concerns of sales personnel during the training portion of our implementation services. We also promptly respond to customer communications and evaluate them for indications of potential systemic problems or changing market trends.

     Our relationships with existing customers have been shown to create additional sales and marketing opportunities. Further, our network of international offices allows us to serve our existing customers in new locations. Many of our pharmaceutical customers have over-the-counter operations as well, which provide us with additional sales opportunities.

     Occasionally, we have entered into arrangements with business partners to jointly market our products and/or services. In addition, at the request of certain customers, we may resell computer hardware and third-party software.

COMPETITION

     The current market for the type of solutions we provide, including CRM and SFE and related support services is highly competitive and rapidly changing. Many companies offer CRM and SFE products and/or services in the pharmaceutical and consumer packaged goods industries. We also compete with many companies that provide support services similar to our own.

     Although there are a number of other companies that sell CRM and SFE products, both within and outside the pharmaceutical industry (including Siebel, Synavant, Stay-in-Front and Cegedim), many companies, such as Siebel, attempt to adapt their products across a broad number of industries and uses. Dendrite, however, believes that it has distinguished itself and is well positioned in the pharmaceutical market by reason of its unique combination of deep pharmaceutical market knowledge, recognized technical support and depth of personnel experienced in the pharmaceutical industry, and proprietary products and product architecture uniquely suited to the pharmaceutical industry.

     Our products and services compete with others principally on the basis of:

•	industry applicability;

•	product flexibility and configuration;

•	platform configuration;

•	name recognition;

•	global competence;

•	service standards;

•	cost;

•	breadth of customer base; and

•	technical support and service.

     The Company believes that its solutions compete favorably with respect to these factors, and that we are particularly well positioned to maintain strong market leadership through innovative new product and application developments, and continued focus on support services.

     The Company expects competition to increase as new competitors enter the market to supply CRM and SFE products and/or services and as existing competitors expand their product lines, consolidate, or offer more compelling solutions. Some of our competitors and potential competitors are part of large corporate groups and have longer operating histories and significantly greater financial, sales, marketing, and technology resources than Dendrite. We also expect to encounter additional competition in the future from firms offering outsourcing of information technology services and from vendors of software products providing specialized applications not offered by us, including enterprise resource planning vendors and database vendors.

     The Company may also face competition from vendors that do not currently compete within our vertical markets. In addition, we face potential competition from our current customers and potential customers who may elect to design and install or to operate their own systems.

RESEARCH AND DEVELOPMENT

     Dendrite continues to take advantage of new technologies in developing new products and services. We charged to expense approximately $11,104,000, $10,875,000 and $7,669,000 of research and development in the years ended December 31, 2001, 2000, and 1999, respectively.

     We have capitalized certain costs related to the development of new software products and the enhancement of existing software products consistent with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Capitalized software development costs net of accumulated amortization were $5,518,000 at December 31, 2001 and $4,392,000 at December 31, 2000. These amounts exclude $0 and $4,144,000 as of December 31, 2001 and 2000, respectively, of purchased capitalized software associated with the acquisitions of Associated Business Computing, N.V., Marketing Management International, Inc., and Analytika, Inc. See Note 4 to the Company’s Consolidated Financial Statements.

PROPRIETARY RIGHTS

     Dendrite relies on a combination of methods to protect our proprietary intellectual technology, including:

•	trade secret, copyright, and trademark laws;

•	license agreements with customers containing confidentiality provisions;

•	confidentiality agreements with consultants, vendors, and suppliers;

•	non-disclosure agreements with each of our executive officers and technical employees; and

•	restrictive covenants with our executive officers and with many of our other key employees.

     Existing United States copyright laws provide only limited protection, and even less protection may be available under foreign laws.

EMPLOYEES

     As of December 31, 2001, the Company employed 1,590 employees: 1,147 in the United States and Canada; 201 in Europe; 125 in the Pacific Rim; and 117 in Latin America.

     We believe that relations with our employees are strong. Our employees are not part of any collective bargaining unit except for those in France who are subject to a national collective bargaining agreement. We believe that our future growth and success will depend upon our ability to attract and retain skilled and motivated personnel, which is becoming increasingly difficult for many technology and services companies.

EXECUTIVE OFFICERS

     The following table identifies the current executive officers of the Company:

Name	Age	Capacities in Which Serve
John E. Bailye	48	Chairman of the Board and Chief Executive Officer
Paul L. Zaffaroni	55	President and Chief Operating Officer
George T. Robson	54	Executive Vice President
Luke M. Beshar	43	Senior Vice President and Chief Financial Officer
Kathleen E. Donovan	41	Vice President and Treasurer
Christine A. Pellizzari	34	Vice President, General Counsel and Secretary
Brent J. Cosgrove	37	Vice President and Corporate Controller

     Each executive officer serves at the discretion of the Board of Directors.

     John E. Bailye has served as Chief Executive Officer and Director since the Company’s founding in 1987 and since 1991 in the additional position of Chairman of the Board. Prior to 1987, Mr. Bailye served as Managing Director of Foresearch Pty., Limited (“Foresearch”), a consulting company to the pharmaceutical industry in Australia. Mr. Bailye served in that capacity from the time he acquired Foresearch in 1976 until he sold the company in 1986. Mr. Bailye served as a market researcher for Foresearch prior to 1976. Mr. Bailye holds a Bachelor of Commerce in Finance, Marketing and Business from the University of New South Wales.

     Paul L. Zaffaroni has served as President and Chief Operating Officer of Dendrite since October 2001. Prior to joining the Company, Mr. Zaffaroni spent 10 years at Acxiom Corporation, serving in various capacities including Corporate Sales Leader, Division Leader and Senior Vice President. Prior to Acxiom, Mr. Zaffaroni spent 21 years at IBM Corporation. Mr. Zaffaroni holds a Bachelor of Science in Business Administration from Youngstown State University.

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

     Luke M. Beshar has served as Senior Vice President and Chief Financial Officer since January 2002. Prior to joining the Company, Mr. Beshar served as Chief Financial Officer to four companies. Most recently, beginning in November 1998, Mr. Beshar served as Executive Vice President- Finance and Chief Financial Officer of Expanets, Inc. Prior to Expanets, Mr. Beshar served as Senior Vice President and Chief Financial Officer of PNY Technologies, Inc. Mr. Beshar is a Certified Public Accountant and a graduate of The Executive Program from the Darden Graduate School of Business, University of Virginia. He also holds a Bachelor of Arts in Accounting from Michigan State University.

     Kathleen E. Donovan has served as Vice President and Treasurer since January 2002. Ms. Donovan has been with Dendrite since 1997 and has previously served as Vice President and Chief Financial Officer of America Operations, Vice President and Corporate Controller, and Vice President of Financial Operations. Prior to joining the Company, Ms. Donovan spent 14 years at Unisys Corporation, most recently as Director of Corporate Financial Planning. Ms. Donovan holds a Bachelor of Science in Finance from Georgetown University.

     Christine A. Pellizzari has served as Vice President, General Counsel and Secretary since August 2000. Ms. Pellizzari served as Associate Counsel from 1998 to 2000. Prior to joining the Company, Ms. Pellizzari was an Associate at Wilentz, Goldman & Spitzer, P.A. from 1995 to 1998 and was a law clerk to the Honorable Reginald Stanton, Superior Court of New Jersey, from 1994 to 1995. Ms. Pellizzari holds a Bachelor of Arts in Legal Studies from the University of Massachusetts at Amherst and a Juris Doctorate from the University of Colorado School of Law.

     Brent J. Cosgrove has served as Vice President and Corporate Controller since June 2001. Mr. Cosgrove has been with Dendrite since 1997 and previously served as Director of European Finance, and most recently as Director of Investor Relations for the Company. Mr. Cosgrove holds a Bachelor of Science in Accountancy from Ferris State University.

ADDITIONAL INFORMATION

     For additional information regarding the Company’s business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2.  PROPERTIES.

     The Company leases a 101,500 square foot building, which currently serves as our corporate headquarters in Morristown, New Jersey; a 100,000 square foot facility in Chesapeake, Virginia, which houses our data center; a 33,000 square feet facility in Bridgewater, New Jersey, which will serve as our corporate headquarters in 2002; a 33,000 square foot building in Stroudsburg, Pennsylvania, which houses customer support personnel; a 26,280 square foot building in Basking Ridge, New Jersey, which houses customer support personnel; a 26,500 square foot office in Liberty Corner, New Jersey, which houses customer support personnel; a 37,745 square foot building in Bethlehem, Pennsylvania which serves as a hardware repair and maintenance facility; a 10,000 square foot warehouse in Somerset, New Jersey; a 9,490 square foot office in Durham, North Carolina, which houses personnel in our Analytika Division; and a 120 square foot office in Newark, Delaware, which also serves as an administrative office space. We also lease a total of 60,202 square feet in eighteen foreign locations: Australia, Belgium, Brazil, Canada, Colombia, China, Ecuador, France, Germany, Hungary, Italy, Japan (two locations), Mexico, New Zealand, Portugal, Spain and the United Kingdom for local management, sales offices and customer support operations. The Company also owns a 145,000 square foot building in New Jersey, which was purchased for the purpose of establishing a new U.S. operations facility to accommodate the Company’s growth. In connection with its restructuring plan, the Company has since determined to shift its operations to other existing facilities and therefore determined to sell this facility. See Note 1 to the Company’s Consolidated Financial Statements.

     Servers located at our facilities are commonly maintained in a secured area and are subject to regular audit and inspection by our customers. The Company maintains database servers located at our facilities for substantially all of our U.S. customers and for a substantial majority of our international customers. For these customers, we offer a business interruption service, which is intended to protect these customers’ businesses in the event of any unforeseen interruption, interference or disruption of the Company’s provision of customer support services. As part of this offering, we will assist a customer in developing a business interruption plan, which includes the coordination of the customer’s retention of a disaster recovery provider.

ITEM 3.  LEGAL PROCEEDINGS.

     Dendrite is occasionally involved in litigation relating to personnel and other claims arising in the ordinary course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company’s common stock, no par value, is quoted on the Nasdaq National Market System under the symbol “DRTE”. As of March 18, 2002, there were approximately 250 holders of record of our common stock.

     The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported by the Nasdaq National Market System.

Period	High	Low
Quarter Ended March 31, 2001	$ 27.19	$ 11.63
Quarter Ended June 30, 2001	13.34	7.42
Quarter Ended September 30, 2001	13.65	6.56
Quarter Ended December 31, 2001	15.15	6.90
Quarter Ended March 31, 2000	$ 35.00	$ 17.19
Quarter Ended June 30, 2000	33.56	14.00
Quarter Ended September 30, 2000	33.38	21.38
Quarter Ended December 31, 2000	27.88	10.63

     The Company has never paid any cash dividends on its common stock and does not intend to pay any cash dividends on common stock in the foreseeable future. If the Company were to consider paying cash dividends, certain of the covenants of the Company’s line of credit may limit the amount of any such dividends we may pay. See Note 6 of “Notes to Consolidated Financial Statements”and “Liquidity and Capital Resources”in Item 7 for a discussion of our line of credit agreement.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

                                                                       YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------
                                                   2001         2000             1999               1998         1997
                                             -----------   --------------  ---------------    -------------   -------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                 -------------------------------------

STATEMENT OF OPERATIONS DATA:
Revenues:
     License fees.....................          $ 18,695     $  23,966        $  24,244       $ 14,955         $ 9,074
      Services........................           205,952       190,360          148,441        115,678          82,248
                                                --------     ---------        ---------       --------         -------
                                                 224,647       214,326          172,685        130,633          91,322
                                                --------     ---------        ---------       --------         -------
Costs of revenues:
     Cost of license fees.............             4,897         3,420            2,360          2,314           1,758
     Purchased software impairment (a)             2,614            --               --             --              --
     Cost of services.................           114,597        88,234           72,380         57,887          45,078
                                                --------     ---------        ---------       --------         -------
                                                 122,108        91,654           74,740         60,201          46,836
                                                --------     ---------        ---------       --------         -------
     Gross margin.....................           102,539       122,672           97,945         70,432          44,486
                                                --------     ---------        ---------       --------         -------
Operating expenses:
     Selling, general and administrative          94,578        67,884           56,927         44,046          33,305
     Research and development.........            11,104        10,875            7,669          4,584           3,674
     Mergers and acquisitions.........                --            --            3,466             --              --
     Restructuring charge (b).........             6,110            --               --             --              --
     Asset impairments (c)............            11,723            --               --             --              --
     Write-off of in-process research and
       Development....................                --            --               --          1,230              --
                                                --------     ---------        ---------       --------         -------
                                                 123,515        78,759           68,062         49,860          36,979
                                                --------     ---------        ---------       --------         -------
     Operating (loss) income..........           (20,976)       43,913           29,883         20,572           7,507
Interest income.......................             2,439         3,541            1,880          1,099             531
Other income (expense)................                 3             5             (189)          (466)           (261)
                                                --------     ---------        ---------       --------         -------
     Income (loss) before income taxes           (18,534)       47,459           31,574         21,205           7,777
Income tax (benefit) expense..........            (6,063)       16,848           12,234          8,446           3,002
                                                ---------    ---------        ---------       --------         -------
Net income (loss).....................          $(12,471)    $  30,611        $  19,340       $ 12,759         $ 4,775
                                                =========    =========        =========       ========         =======
Net income (loss) per share:
     Basic............................          $  (0.31)    $   0.78         $   0.51        $   0.35         $  0.13
                                                =========    =========        =========       =========        ========
     Diluted..........................          $  (0.31)    $   0.74         $   0.48        $   0.32         $  0.13
                                                =========    =========        =========       =========        ========
Shares used in computing net income
   (loss) per share:
     Basic............................            39,681        39,354           37,725         36,080          35,601
                                                ========     =========        =========        =======         =======
     Diluted..........................            39,681        41,344           40,599         39,392          36,870
                                                ========     =========        =========        =======         =======

                                                                DECEMBER 31,
                                               2001        2000         1999         1998       1997
                                            ---------    --------     --------    ---------   --------
                                                                     (IN THOUSANDS)
                                                                      ------------

BALANCE SHEET DATA:
Working capital...........................   $84,989     $113,738      $78,131      $50,608   $34,813
Total assets..............................   166,483      175,903      124,720       81,831    57,876
Capital lease obligation, less current
  portion.................................        --           --          285          544       353
Stockholders' equity......................   128,847      153,298      101,116       61,049    40,672

(a)  Purchased  software   impairment  is  discussed  in  Note  3  of  Notes  to
     Consolidated Financial Statements.
(b)  Restructuring  charge  is  discussed  in Note 2 of  Notes  to  Consolidated
     Financial Statements.
(c)  Asset impairment is discussed in Note 3 of Notes to Consolidated  Financial
     Statements.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     This Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-K containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical and consumer packaged goods industries. All such forward-looking statements involve risks and uncertainties, including those risks identified under “ Factors That May Affect Future Operating Results,” many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-K, as more fully described under “ Factors That May Affect Future Operating Results”. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-K, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligations to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

OVERVIEW

     In 1991, Dendrite succeeded a business co-founded in 1986 by John E. Bailye, the Company’s Chairman and Chief Executive Officer. The business was established to provide sales force automation solutions, which has expanded into our current solutions offerings. These solutions enable companies to manage, coordinate, and control the activities of large sales forces in complex selling environments, primarily in the pharmaceutical industry. Today, our solutions combine software products with a wide range of specialized support services. These services include software implementation, technical and hardware support, and sales force support. We develop, implement, and service sales force software products through our own sales, support, and technical personnel located in 29 offices worldwide.

CRITICAL ACCOUNTING POLICIES

      Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. A critical accounting policy is one that is both very important to the portrayal of the company’s financial position and results of operations, and requires management’s most difficult, subjective or complex judgments. The Company believes its critical accounting policies to be revenue recognition, accounting for restructuring and impairments and income taxes. See Note 1 of the Notes to Consolidated Financial Statements for a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

      The Company charges customers license fees to use its proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, territory covered, and the particular software licensed by the customer. The Company generally recognizes license fees as revenue using the percentage-of-completion method over a period of time that commences with the execution of the license agreement and ends when the product configuration is complete and ready for use in the field. This period of time usually includes initial customization or configuration and concludes with quality assurance and testing. When there is no initial customization or configuration, the Company generally recognizes the license fees from those products upon delivery as the services to be provided are not essential to the functionality of the software. Additionally, license revenues will be recognized immediately when the user count for previously delivered software increases. The Company’s software maintenance usually begins immediately after an initial warranty period. The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized as maintenance revenue ratably over the warranty period. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, delivery has occurred, the license amount is fixed or determinable and collectability is probable.

     The Company recognizes license fees as revenue from certain third party software products, which are embedded into the Company’s products. These license fees are recognized as revenue using the percentage of completion method over a period of time that commences with the execution of the license agreement and ends when the product configuration is completed and ready for use by the customer. The cost of third party software is included in cost of license fees in the accompanying consolidated statements of operations.

     Sales force support services are generally provided under multi-year contracts. The contracts specify the payment terms, which are generally over the term of the contract and generally provide for termination in the event of breach, as defined in the respective contract.

     Service revenues consist primarily of facilities management, configuration, training and software maintenance. Facilities management represents charges for help desk, data center and project management, and are recognized on a monthly basis as services are performed. Configuration includes initial implementation services following sales of new software products to customers, as well as revenues relating to work orders to perform configuration services for previously purchased software. Configuration revenue is recognized as services are performed, when the related billings are on a time and materials basis, and using the percentage of completion method for fixed fee configuration or implementation contracts. Training revenue is recognized as the services are performed. Software maintenance revenue is recognized ratably over the term of the contract, generally one year.

      During 2001, the Company recognized costs in connection with a plan of restructuring which involved the resizing of the Company’s personnel and relocation of certain facilities. The restructuring-related costs were based upon formal plans approved by the Company’s management using the information available at the time. See Note 2 of the Notes to Consolidated Financial Statements for further discussion of the restructuring and related charges.

      We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. If indicators of impairment are present, we evaluate the carrying value of our long lived assets, including intangibles and goodwill, in relation to estimates of future undiscounted cash flows of the underlying business, which are based on judgment and assumptions.

      We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences, all of which require significant management judgments.

     Our primary markets are currently in the United States, Japan, France and United Kingdom. We bill services provided by our foreign branches and subsidiaries in local currencies. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period. We generated approximately 19% of our total revenues outside the United States during the year ended December 31, 2001; approximately 23% of our total revenues outside the United States during the year ended December 31, 2000; and approximately 24% during the year ended December 31, 1999. Our operating profits by geographic segment are shown in Note 12 of “Notes to Consolidated Financial Statements”.

FISCAL 2001 DEVELOPMENTS

     During the year ended December 31, 2001, the Company began incurring certain non-recurring costs. These include: 1) restructuring charges, or those costs and expenses associated with resizing our business to a new lower expected revenue growth in the near term; 2) asset impairments, which reflect the write-off of intangible and other non-current assets due to changes in the Company’s vision and product platform, as well as the decrease in the fair value of the facility held for sale; and 3) other non-recurring charges, which relate primarily to facility moves and related costs which are not classified as restructuring charges. The total charges related to these three categories were approximately $34,000,000, of which approximately $19,000,000 are expected to be from cash expenditures.

     During the second quarter of fiscal 2001, we initiated a restructuring plan to resize the Company’s personnel as well to close its facility located in Stroudsburg, PA. This will result in a reduction of 155 employees and the elimination of 35 independent contractors across various departments in the United States and Europe as well as 192 additional personnel associated with the closing of the Company’s facility in Stroudsburg, PA. The Stroudsburg, PA operations are being relocated to the Company’s facilities in New Jersey, Virginia and a new facility in Bethlehem, PA. The exit costs have been included in the restructuring charge while the moving and other start-up costs are not included in this restructuring charge and will continue to be expensed as incurred. These exit costs are included with non-recurring charges as discussed herein. During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. This charge was reduced by $24,000 to $6,110,000 in the fourth quarter of 2001 due to the variance between the amounts recorded originally and management’s current estimate of the total costs of the restructuring. Of the restructuring charge, $2,950,000 related primarily to severance has not been paid as of December 31, 2001 and, accordingly, is classified as accrued restructuring charge in the Company’s Consolidated Financial Statements. The restructuring charges were based upon formal plans approved by the Company’s management using the information available at the time. Management of the Company believes this provision will be adequate to cover the costs incurred relating to the restructuring. The Company anticipates that the accrued restructuring balance of $2,950,000 as of December 31, 2001 will be paid by mid 2002. See Note 2 to the Company’s Consolidated Financial Statements and “Fiscal 2001 Developments”.

     During the second quarter of 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. In connection with this review, the Company wrote off $3,450,000 of cost method investments it had in two start-up ventures due to a permanent impairment in the fair value of these investments. These entities experienced serious difficulty in raising the additional capital necessary to fund their start-up activities.

     In connection with the Company’s announcement on June 14, 2001, relative to its partnership with Oracle Corporation to market an integrated customer relationship management solution to meet the specialized needs of the worldwide pharmaceutical industry, the Company’s vision and product platform changed. The operations acquired through the Company’s acquisitions of Associated Business Computing, N.V. (ABC) and Analytika, Inc. (Analytika) have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations are substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. As a result of the Oracle relationship, management reviewed these operations and concluded that they would generate negative cash flows over the next several years due to higher administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of $8,787,000, consisting of $2,614,000 of purchased capitalized software and $6,173,000 of related goodwill. Relative to the operations acquired as a result of the Marketing Management International, Inc. (MMI) acquisition, during 2002 the Company began offering the mid-tier pharmaceutical industry a product which is more compatible with the Company’s vision of integrated CRM solutions. Accordingly, in the second quarter of 2001, the Company reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition so that the balance was completely amortized by year end 2001. As the operations of the business acquired in the MMI acquisition continue to be successful, no impairment charge or reduction in life was necessary for the goodwill associated with MMI. The Company will evaluate the realizability of this balance in accordance with SFAS 142.

     In April 2001, the Company paid $10,832,000 to purchase a 145,000 square foot building in New Jersey for the purpose of establishing a new U.S. operations facility to accommodate the Company’s growth. In connection with its second quarter restructuring, the Company made the decision to shift its operations to other existing facilities and therefore decided to sell the new facility (see Notes 2 and 3). This building is classified as facility held for sale in the accompanying consolidated balance sheets. This facility has been actively for sale since the second quarter of 2001. Due to recent economic events, and its impact on the value of real estate, the Company recorded an asset impairment of $2,100,000 to reduce the carrying value of this facility to its estimated fair market value during the fourth quarter of 2001. This write-down is included in the asset impairment charge in the accompanying consolidated statements of operations. See Notes 1 and 3 of Notes to Consolidated Financial Statements.

     The Company incurred other non-recurring costs of approximately $12,033,000 during the year ended December 31, 2001. These costs resulted from our decision to relocate our operations to multiple new facilities, including the start-up costs relating to our new Chesapeake, VA and Bethlehem, PA facilities, and the transfer of our operations from Stroudsburg, PA to these and other locations. Also included are duplicate lease costs, relocation, retention, moving costs, the recognition of future losses on selected contracts that were identified as we examined the relocation of help desk services to Chesapeake, VA and consulting costs related to the reorganization of our business.

MERGERS AND ACQUISITIONS

     We regularly evaluate opportunities to acquire products or businesses that represent strategic enhancements to our operations. Such acquisition opportunities, if they arise, may involve the use of cash or equity instruments. The Company has made the following acquisitions over the last three years:

     On January 6, 2000, the Company purchased all of the assets and assumed certain liabilities of Analytika, Inc. (Analytika), a provider of advanced analytical products, consulting services and outsourced operations services to the pharmaceutical industry. Under the terms of the acquisition agreement, the Company paid $2,318,000 in cash, which includes transaction costs, and $6,506,000 in Dendrite common stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the assets acquired and liabilities assumed based on their respective fair market values at the acquisition date. Of the purchase price, $2,890,000 was allocated to purchased capitalized software development costs. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill ($5,979,000) based upon an independent appraisal. Analytika’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. See Fiscal 2001 Developments.

     On June 30, 1999, the Company purchased all of the assets and assumed certain liabilities (as defined) of Marketing Management International, Inc. and certain affiliated companies (collectively, MMI), providers of palm-top software and paper-based sales force effectiveness solutions and consulting services to subsidiaries of multinational pharmaceutical companies operating in emerging markets, such as Latin America, Eastern Europe and Southeast Asia. Under the terms of the acquisition agreement, the Company paid $6,640,000 in cash, which includes transaction costs, and $3,435,000 in Dendrite common stock. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the assets acquired and liabilities assumed based on their respective fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired, which included purchased capitalized software development costs ($1,989,000) was allocated to goodwill ($7,235,000) based upon an independent appraisal. MMI’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. See Fiscal 2001 Developments.

     On May 27, 1999, the Company exchanged 2,220,807 shares of its common stock for all the outstanding shares of common stock of CorNet International, Ltd. (CorNet), a provider of sales force effectiveness solutions for the U.S. pharmaceutical, consumer and business to business markets. The merger was accounted for under the pooling of interests method. Accordingly, all prior historical consolidated financial statements contained herein have been restated to reflect the acquisition of CorNet.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                               ----------------------------
                                                  2001       2000      1999
                                               ---------  --------- -------
Revenues:
    License fees...........................         8%        11%       14%
    Services...............................        92         89        86
                                                  ---        ---       ---
                                                  100        100       100
                                                  ---        ---       ---
Costs of Revenues:
    Cost of license fees...................         2          2         2
    Purchased software impairment..........         1         --        --
    Cost of services.......................        51         41        42
                                                  ---        ---       ---
                                                   54         43        44
                                                  ---        ---       ---
    Gross Margin...........................        46         57        56
                                                  ---        ---       ---
Operating Expenses:
    Selling, general and administrative....        42         32        33
    Research and development...............         5          5         4
   Mergers and acquisitions................        --         --         2
    Restructuring charge...................         3         --        --
    Asset impairments......................         5         --        --
                                                  ---        ---       ---
                                                   55         37        39
                                                  ---        ---       ---
     Operating income (loss) ..............        (9)        20        17
Interest and other income..................         1          2         1
                                                  ---        ---       ---
     Income (loss) before income taxes.....        (8)        22        18
Income tax (benefit) expense...............        (2)         8         7
                                                  ----       ---       ---
Net Income (loss)..........................        (6)%       14%       11%
                                                  ====       ===       ===

YEARS ENDED DECEMBER 31, 2001 AND 2000

     REVENUES. Total revenues increased $10,321,000 to $224,647,000 in 2001, up 5% from $214,326,000 in 2000.

     License fee revenues decreased $5,271,000 to $18,695,000 in 2001, down 22% from $23,966,000 in 2000. License fee revenues as a percentage of total revenues were 8% in 2001 as compared to 11% in 2000. License fees are, by nature, non-recurring items. The overall decrease related to fewer licenses signed with customers. We expect that license revenues, as a percentage of the total revenue, will remain at or slightly below its current level.

     Service revenues increased $15,592,000 to $205,952,000 in 2001, up 8% from $190,360,000 in 2000. Service revenues as a percentage of total revenues were 92% in 2001 as compared to 89% in 2000. The increase in service revenues was the result of major client rollouts, additional ongoing services and new service offerings.

     COST OF REVENUES. Cost of revenues increased $30,454,000 to $122,108,000 in 2001, up 33% from $91,654,000 in 2000.

     Cost of license fees increased $1,477,000 to $4,897,000 in 2001, up 43% from $3,420,000 in 2000. Cost of license fees includes the amortization of capitalized software development costs and third party vendor license fees. The costs associated with third party vendor licenses increased due to an increase in the number of third party software products embedded in our WebForce™ product suite. As of June 2001, the Company reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition to seven months which resulted in an additional amortization expense of approximately $819,000 during the year ended December 31, 2001 as compared to 2000. See Fiscal 2001 Developments.

     During the second quarter of 2001, the Company recorded an impairment charge of $2,614,000 related to its purchased capitalized software costs from its acquisitions of Analytika and Associated Business Computing, N.V. These operations have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations were less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. Management of the Company believes that these operations will generate negative cash flows over the next several years due to higher administrative costs required to support the projected revenue stream. See Note 3 to the Company’s Consolidated Financial Statements and “ Recent Developments” above and “ Restructuring Charge” and “Asset Impairment” below for a discussion of the restructuring charges and asset impairments recorded in the year ended December 31, 2001.

     Cost of services increased $26,363,000 to $114,597,000 in 2001, up 30% from $88,234,000 in 2000. This increase was due to a combination of factors, including non-recurring costs of $1,434,000 which related to the recognition of future losses on selected contracts for which we expect the costs of providing the future services will exceed the revenue to be received from the performance of the services, which was identified while examining the restructuring of our Stroudsburg, PA facility and $3,118,000 which related to other non-recurring exit costs, primarily severance. The remaining increase in cost of services was primarily due to overstaffing within our service areas in anticipation of higher levels of growth than were realized during the first six months of 2001.

     Total gross margin for 2001 was 46%, down from 57% in 2000. The margin was impacted significantly by the $2,614,000 asset impairment, $819,000 of accelerated amortization of MMI purchased capitalized software costs and $4,552,000 of non-recurring costs within cost of services that was recorded in 2001. If not for the effects of these items, the gross margin would have been 49% for 2001. This was significantly lower than the gross margin in 2000, primarily due to overstaffing within our service areas in anticipation of higher levels of growth than were realized during the first six months of 2001.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $26,694,000 to $94,578,000 in 2001, up 39% from $67,884,000 in 2000. As a percentage of revenues, SG&A expenses increased to 42% for the year ended 2001, as compared to 32% in 2000. The increase in SG&A expenses was caused by several factors, most notably $4,782,000 of costs associated with the Company’s CRM launch in partnership with Oracle Corporation, $6,205,000 of costs relating to the transition of services to new facilities, $1,400,000 of outside consulting costs related to the reorganization of our business and approximately $14,307,000 of costs including higher facility costs principally due to the opening of a new facility, higher depreciation, and higher salaries and related costs due to the addition of certain key management and changes in our global sales organization.

     RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses increased $229,000 to $11,104,000 in 2001, up 2% from $10,875,000 in 2000. As a percentage of revenues, R&D expenses remained constant at 5% in 2001 and 2000.

     RESTRUCTURING CHARGE. On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. The restructuring plan consists of the resizing of the Company’s personnel as well as the closing of its facility located in Stroudsburg, PA. The Stroudsburg, PA operations are being relocated to the Company’s facilities in New Jersey, Virginia and a new facility to be leased in Bethlehem, PA. The exit costs have been included in the restructuring charge while the moving and other start-up costs are not included in this restructuring charge and will continue to be expensed as incurred. These exit costs are included within non-recurring charges as discussed herein.

     During the year ended December 31, 2001, the Company recorded a charge of $6,110,000 associated with its restructuring. The restructuring charges were determined based upon formal plans approved by the Company’s management using the information available at the time. Management of the Company believes this provision will be adequate to cover any costs incurred relating to the restructuring. See Note 2 of Notes to the Company’s Consolidated Financial Statements and "Fiscal 2001 Developments".

     ASSET IMPAIRMENT. During the second quarter of 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill and wrote off $3,450,000 of cost method investments it had in two start-up ventures due to a permanent impairment in the fair value of these investments. These entities experienced difficulty in raising the additional capital necessary to fund their start-up activities and the situation at both became particularly severe in the second quarter.

     In connection with the Company’s announcement on June 14, 2001, relative to its partnership with Oracle Corporation to market an integrated CRM solution to meet the specialized needs of the worldwide pharmaceutical industry, the Company’s vision and product platform changed. The operations acquired through the Company’s acquisitions of ABC and Analytika have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations are substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. As a result of the Oracle relationship, management reviewed these operations and concluded that they would generate negative cash flows over the next several years due to higher administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of $8,787,000, consisting of $2,614,000 of purchased capitalized software and $6,173,000 of related goodwill. Relative to the operations acquired as a result of the MMI acquisition, during 2002 the Company began offering the mid-tier pharmaceutical market a product which is more compatible with the Company’s vision of integrated CRM solutions. Accordingly, in the second quarter of 2001, the Company reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition to seven months as of June 2001, which resulted in an additional expense of approximately $819,000 during the year ended December 31, 2001. As the operations of the business acquired in the MMI acquisition continue to be successful, no impairment charge or reduction in life was necessary for the goodwill associated with MMI. The Company will evaluate the realizability of this balance in accordance with SFAS 142. See Note 3 of Notes to Consolidated Financial Statements.

     During the fourth quarter of 2001, the Company recorded an asset impairment of $2,100,000 to reduce the carrying value of its facility held for sale to its estimated fair market value. In connection with its second quarter restructuring, the Company made the decision to shift its operations to other existing facilities and has therefore decided to sell the new facility. A planned sale, scheduled to close in the fourth quarter did not occur and the Company wrote down the building to its fair market value. See Notes 1 and 3 of Notes to Consolidated Financial Statements and “Fiscal 2001 Developments.”.

     PROVISION FOR INCOME TAXES. The effective tax benefit recorded for the year ended December 31, 2001 was 32.7%, as compared with an effective tax rate of 35.5% for the year ended December 31, 2000. The difference in rates resulted primarily from the write-off of certain goodwill amounts which are not deductible for tax purposes.

YEARS ENDED DECEMBER 31, 2000 AND 1999

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

     PROVISION FOR INCOME TAXES. The effective tax rate was reduced to 35.5% in 2000 as compared to 36%, excluding one-time charges, in 1999. This slight decrease was the result of tax planning strategies.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited consolidated statement of operations data expressed in U.S. dollars for 2001 and 2000. Our quarterly results have varied considerably in the past and are likely to vary from quarter to quarter in the future.

                                                                           QUARTERS ENDED
                                                                           --------------
                                  MARCH 31,   JUNE 30,    SEPT. 30,    DEC. 31,     MARCH 31,   JUNE 30,      SEPT. 30,    DEC. 31,
                                    2001        2001        2001         2001         2000        2000          2000         2000
                                -----------  ---------  -----------  -----------  -----------  ---------    -----------  --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                               -----------------------------------
Statement of Operations Data:
Revenues:
    License fees............      $  3,003   $  4,273     $  8,635     $  2,784     $  5,609   $  6,050       $  8,599     $  3,708
    Services................        48,876     47,689       48,478       60,909       41,453     45,681         47,434       55,792
                                  --------   --------     --------     --------     --------   --------       --------     --------
                                    51,879     51,962       57,113       63,693       47,062     51,731         56,033       59,500
Costs of Revenues:
    Cost of license fees....           963      1,198        1,531        1,205          745      1,130            835          710
    Purchased software
      impairment............            --      2,614           --           --           --         --           --           --
    Cost of services........        26,166     31,042       26,665       30,724       19,584     20,950         21,701       25,999
                                  --------   --------     --------     --------     --------   --------       --------     --------
                                    27,129     34,854       28,196       31,929       20,329     22,080         22,536       26,709
                                  --------   --------     --------     --------     --------   --------       --------     --------
    Gross margin............        24,750     17,108       28,917       31,764       26,733     29,651         33,497       32,791

Operating Expenses:
    Selling, general, and
      administrative........        20,462     28,632       22,875       22,609       15,438     16,146         18,752       17,548
    Research and development         2,867      2,968        2,689        2,580        2,639      2,701          2,703        2,832
    Restructuring charge....            --      6,134           --          (24)          --         --             --           --
    Asset impairment........            --      9,623           --        2,100           --         --             --           --
                                  --------   --------     --------     --------     --------   ------------   --------     --------
                                    23,329     47,357       25,564       27,265       18,077     18,847         21,455       20,380
                                  --------   --------     --------     --------     --------   --------       --------     --------
      Operating income (loss)        1,421    (30,249)       3,353        4,499        8,656     10,804         12,042       12,411
Interest income.............           926        671          496          346          760        757            917        1,107
Other income (expense)......           (26)       (58)          (9)          96           --        (25)           (17)          47
                                  ---------  ---------    ---------    --------     --------   ---------      ---------    --------
      Income (loss) before
      income tax expense
        (benefit)...........         2,321    (29,636)       3,840        4,941        9,416     11,536         12,942       13,565
Income tax expense (benefit)           836    (10,060)       1,383        1,778        3,390      4,153          4,660        4,645
                                  --------   ---------    --------     --------     --------   --------       --------     --------
Net income (loss)...........      $  1,485   $(19,576)    $  2,457     $  3,163     $  6,026   $  7,383       $  8,282     $  8,920
                                  ========   =========    ========     ========     ========   ========       ========     ========
Net income (loss) per share:
    Basic...................      $   0.04   $   (0.50)   $   0.06     $   0.08     $   0.16   $    0.19      $   0.21     $   0.22
                                  ========   ==========   ========     ========     ========   =========      ========     ========
    Diluted.................      $   0.04   $   (0.50)   $   0.06     $   0.08     $   0.15   $    0.18      $   0.20     $   0.22
                                  ========   ==========   ========     ========     ========   =========      ========     ========
Shares used in computing net
   income (loss) per share:
    Basic...................        40,249     39,537       39,568       39,508       38,818     39,137         39,509       39,934
                                  ========   ========     ========     ========     ========   ========       ========     ========
    Diluted.................        41,159     39,537       39,985       39,983       41,210     41,151         41,638       41,355
                                  ========   ========     ========     ========     ========   ========       ========     ========

LIQUIDITY AND CAPITAL RESOURCES

     We finance our operations primarily through cash generated by operating activities. Net cash provided by operating activities was $39,891,000 for 2001, compared to $23,262,000 for 2000. Net income excluding non-cash items of $32,272,000 was $19,801,000 for 2001 compared to $41,671,000 in 2000. Changes in working capital, primarily accounts receivable, caused the overall increase of $16,629,000 in cash flow from operating activities.

     Cash used in investing activities was $33,997,000 for 2001 as compared to $8,798,000 in 2000. The significant increase was due primarily to our purchase of a new facility which is currently held for sale, and tenant improvements made to our new data center facility during the year ended December 31, 2001, as well as the change in our short-term investments activity in 2000, partially offset by cash used for acquisitions in 2000.

     Cash used in financing activities was $13,047,000 in 2001 as compared to cash provided by financing activities of $8,828,000 in 2000. The change was due to purchases of common stock under the stock repurchase program announced on January 31, 2001, and an overall decrease in the level of stock option exercises during the year ended December 31, 2001. During the year ended December 31, 2001, the Company purchased 1,343,700 shares of its common stock at a cost of $17,480,000 under the existing stock repurchase program.

     We maintain a $15.0 million revolving line of credit agreement with The Chase Manhattan Bank, N.A. The agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to $105,000,000, plus 50% of our net income earned after January 1, 2002 and 75% of the net proceeds to us of any stock offerings after September 30, 2001 (as defined in the agreement). This covenant effectively limits the amount of cash dividends we may pay. The credit facility expires on November 30, 2002. At December 31, 2001, there were no borrowings outstanding under the agreement and we were in compliance with all of our covenant obligations.

     Our working capital was approximately $84,989,000 at December 31, 2001 and $113,738,000 at December 31, 2000, a decrease of $28,749,000. This decrease relates primarily to our purchase of a building for $10,832,000 and our purchases of treasury stock for $17,480,000. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our currently projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 138, which requires that all derivatives be recorded on the balance sheet at fair value. The adoption of SFAS No. 133 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at December 31, 2001. SFAS No. 142 also established a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill which was $4,830,000 as of January 1, 2002; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first half of 2002. The Company is currently evaluating the impact of these statements but does not expect that they will have a material impact on the Company’s financial position, results of operations, or cash flows. The Company does not currently believe that this test will result in any material impairment. The discontinuation of amortization of goodwill related to the MMI acquisition will result in a decrease in annual amortization expense of $1,072,000. This asset would have continued to amortize through June 2006.

     In October 2001, the FASB issued SFAS 144, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) and supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The Company is currently evaluating this statement but does not expect that it will have a material impact on the Company’s financial position, results of operations, or cash flows.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OUR BUSINESS IS HEAVILY DEPENDENT ON THE PHARMACEUTICAL INDUSTRY

     Most of our CRM and SFE products and services are currently used in connection with the marketing and sale of prescription-only drugs. This market is undergoing a number of significant changes. These include:

•	the significant consolidation of the pharmaceutical industry as well as the timing and sequencing of sales to our customers may reduce the number of our existing and potential customers;

•	regulatory changes that permit the over-the-counter sale of formerly prescription-only drugs; and

•	competitive pressure on the pharmaceutical industry resulting from the continuing shift to delivery of healthcare through managed care organizations.

     We cannot assure you that we can respond effectively to any or all of these and other changes in the marketplace. Our failure to do so could have a material adverse effect on our business, operating results or financial condition.

OUR QUARTERLY RESULTS OF OPERATIONS MAY FLUCTUATE SIGNIFICANTLY AND MAY NOT MEET MARKET EXPECTATIONS

     Our results of operations may vary from quarter to quarter due to lengthy sales and implementation cycles for our products, our fixed expenses in relation to our fluctuating revenues and variations in our customers’ budget cycles, each of which is discussed below. As a result, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is also possible that in some future period our results of operations may be below our targeted goals and the expectations of the public market analysts and investors. If this happens, the price of our common stock may decline.

OUR LENGTHY SALES AND IMPLEMENTATION CYCLES MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY REVENUES

     The selection of a CRM solution generally entails an extended decision-making process by our customers because of the strategic implications and substantial costs associated with a customer’s license of the solution. Given the importance of the decision, senior levels of management of our customers often are involved and, in some instances, its board of directors may be involved in this process. As a result, the decision-making process typically takes nine to eighteen months, and in certain cases even longer. Accordingly, we cannot control or predict the timing of our execution of contracts with customers.

     In addition, an implementation process of three to six or more months before the software is rolled out to a customer’s sales force is customary. However, if a customer were to delay or extend its implementation process, our quarterly revenues may decline below expected levels and could adversely affect our results of operations.

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

OUR BUSINESS IS AFFECTED BY VARIATIONS IN OUR CUSTOMERS’ BUDGET CYCLES

     We have historically realized a greater percentage of our license fees and service revenues in the second half of the year than in the first half because, among other things, our customers typically spend more of their annual budget authorization for CRM and SFE solutions in the second half of the year. However, the relationship between the amounts spent in the first and second halves of a year may vary from year to year and from customer to customer. In addition, changes in our customers’ budget authorizations may reduce the amount of revenues we receive from the license of additional software or the provision of additional services. As a result, our operating results could be adversely affected.

WE DEPEND ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

     Historically, a limited number of customers have contributed a significant percentage of the Company’s revenues. The Company anticipates that its operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The loss of any of these customers could have a materially adverse effect on the Company’s business. While we have lost some customers to software products and/or services offered by our competitors or by our customers’ in-house staff, such events have not to-date had a material adverse impact on the Company. We cannot, however, make any assurances that we will retain our existing customers or attract new customers that would replace the revenue that could be lost if one or more of these customers failed to renew its agreement(s) with the Company.

WE MAY BE UNABLE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS OR RESPOND TO TECHNOLOGICAL CHANGE

     The market for CRM and SFE products changes rapidly because of frequent improvements in computer hardware and software technology. Our future success will depend, in part, on our ability to:

•	use available technologies and data sources to develop new products and services and to enhance our current products and services;

•	introduce new solutions that keep pace with developments in our target markets; and

•	address the changing and increasingly sophisticated needs of our customers.

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

     Further, our software products are technologically complex and may contain previously undetected errors or failures. Such errors have occurred in the past and we cannot assure you that, despite our testing, our new products will be free from errors. Software errors could cause delays in the commercial release of products until the errors have been corrected. Software errors may cause damage to our reputation and cause us to commit significant resources to their correction. Errors that result in losses or delays could have a material adverse effect on our business, operating results or financial condition.

INCREASED COMPETITION MAY RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES

     There are a number of other companies that sell CRM and SFE products and related services that specifically target the pharmaceutical industry, including:

•	certain competitors that are actively selling CRM and SFE software products in more than one country; and

•	certain competitors that also offer CRM and SFE support services.

     We believe, however, that the SFE and CRM software products and/or services offered by most of our competitors do not address the variety of pharmaceutical customer needs that our solutions address.

     We also face competition from many vendors that market and sell SFE and CRM solutions in the Consumer Product Group (CPG) market. In addition, we also compete with various companies that provide support services similar to our services. We believe our ability to compete depends on many factors, some of which are beyond our control, including:

•	the number and success of new market entrants supplying competing CRM products or support services;

•	expansion of product lines by, or consolidation among, our existing competitors; and

•	development and/or operation of in-house CRM software products or services by our customers and potential customers.

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

OUR INTERNATIONAL OPERATIONS HAVE RISKS THAT OUR DOMESTIC OPERATIONS DO NOT

     The sale of our products and services in foreign countries accounts for, and is expected in the future to account for, a material part of our revenues. These sales are subject to risks inherent in international business activities, including:

•	any adverse change in the political or economic environments in these countries;

•	any adverse change in tax, tariff and trade or other regulations;

•	the absence or significant lack of legal protection for intellectual property rights;

•	exposure to exchange rate risk for service revenues which are denominated in currencies other than U.S. dollars; and

•	difficulties in managing an organization spread over various jurisdictions.

WE MAY FACE RISKS ASSOCIATED WITH ACQUISITIONS

     Our business could be materially and adversely affected as a result of the risks associated with acquisitions. As part of our business strategy, we have acquired businesses that offer complementary products, services or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business, including:

•	the effect of the acquisition on our financial and strategic position;

•	the failure of an acquired business to further our strategies;

•	the difficulty of integrating the acquired business;

•	the diversion of our management's attention from other business concerns;

•	the impairment of relationships with customers of the acquired business;

•	the potential loss of key employees of the acquired company; and

•	the maintenance of uniform, company-wide standards, procedures and policies.

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

WE MAY FACE RISKS ASSOCIATED WITH EVENTS WHICH MAY AFFECT THE U.S. AND WORLD ECONOMIES

     The terrorist attacks of September 11, 2001 and subsequent world events created weakness in the U.S. and world economies. While we did not experience any material impact to our business during the time period immediately following the events of September 11, 2001, we cannot assure you that the impact of these events, the threat of future terrorist activity in the U.S. and other parts of the world, and any related U.S. military action on the U.S. and world economies will not adversely affect our business or the businesses of our customers.

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

OUR BUSINESS DEPENDS ON PROPRIETARY TECHNOLOGY THAT WE MAY NOT BE ABLE TO PROTECT COMPLETELY

     We rely on a combination of trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary technology. We cannot assure you that the steps we take will prevent misappropriation of this technology. Further, protective actions we have taken or will take in the future may not prevent competitors from developing products with features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. In response to a request by our customer, we have also on occasion entered into agreements which require us to place our source code in escrow to secure our service and maintenance obligations.

     Further, while we believe that our products and trademarks do not infringe upon the proprietary rights of third parties, third parties may assert infringement claims against us in the future that may result in the imposition of damages or injunctive relief against us. In addition, any such claims may require us to enter into royalty arrangements. Any of these results could materially and adversely affect our business, operating results or financial condition.

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

OUR COMMON STOCK MAY BE SUBJECT TO PRICE FLUCTUATIONS

     The market price of our common stock may be significantly affected by the following factors:

•	the announcement or the introduction of new products by us or our competitors;

•	quarter-to-quarter variations in our operating results or changes in revenue or earnings estimates or failure to meet or exceed revenue or earnings estimates;

•	market conditions in the technology, healthcare and other growth sectors; and

•	general consolidation in the healthcare information industry which may result in the market perceiving us or other comparable companies as potential acquisition targets.

     Further, the stock market has experienced on occasion extreme price and volume fluctuations. The market prices of the equity securities of many technology companies have been especially volatile and often have been unrelated to the operating performance of such companies. These broad market fluctuations may have a material adverse effect on the market price of our common stock.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE INTERNET-RELATED PRODUCTS AND SERVICES MARKET NOR CAN WE PROVIDE ASSURANCES THAT THE DEMAND FOR INTERNET-RELATED PRODUCTS AND SERVICES WILL INCREASE

     The success of parts of our business will depend, in part, on our ability to continue developing Internet-related products and responding to technological advances and changing commercial uses of the Internet. We cannot assure you that our Internet-related products and services will adequately respond to such technological advances and changing uses. Nor can we assure you that the demand for Internet-related products and services will increase.

IF OUR THIRD PARTY VENDORS ARE UNABLE TO SUCCESSFULLY RESPOND TO TECHNOLOGICAL CHANGE OR IF WE DO NOT MAINTAIN OUR RELATIONSHIPS WITH THIRD-PARTY VENDORS, INTERRUPTIONS IN THE SUPPLY OF OUR PRODUCTS MAY RESULT

     Some of our software is provided by third-party vendors. If our third-party vendors are unable to successfully respond to technological change or if our relationships with certain third-party vendors are terminated we may experience difficulty in replacing the functionality provided by the third-party software currently offered with our products. Although we believe there are other sources for all of our third-party software, any significant interruption in the supply of these products could adversely impact our sales unless and until we can secure another source. The absence of or any significant delay in the replacement of functionality provided by third-party software in our products could materially and adversely affect our sales.

CATASTROPHIC EVENTS COULD NEGATIVELY AFFECT OUR INFORMATION TECHNOLOGY INFRASTRUCTURE

     The efficient operation our business, and ultimately our operating performance, depends on the uninterrupted use of our critical business and information technology systems. Many of these systems require the use of specialized hardware and other equipment that is not readily available. Although we maintain these systems at more than one location, a natural disaster, a fire or other catastrophic event at any of these locations could result in the destruction of these systems. In such an event, the replacement of these systems and restoration of the archived data and normal operation of our business could take several days to several weeks. During the intervening period when our critical business and information technology systems are fully or partially inoperable, our ability to conduct normal business operations could be significantly and adversely impacted and as a result our business, operating results and financial conditions could be adversely affected.

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

     As of December 31, 2001, our short-term investments consisted primarily of commercial paper maturing over the following three months. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average yield of the Company’s investments decreased by 100 basis points, our interest income for the year ended December 31, 2001 would have decreased by less than $700,000. This estimate assumes that the decrease occurred on the first day of 2001 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income, of future changes in investment yields will depend largely on the gross amount of our investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company’s 2001 Financial Statements, together with the report thereon of Arthur Andersen LLP, are included in Item 14. The supplementary financial information required by this Item is included in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” under Item 7 above.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item regarding directors of the Company will be set forth in the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders, which information is incorporated herein by reference. Information regarding executive officers of the Company is set forth under Item 1 herein.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information required by this item regarding the Company’s compensation of its directors and executive officers will be set forth in the Company’s Proxy Statement for the 2002 Annual Meeting, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item regarding security ownership of certain beneficial owners and management will be set forth in the Company’s Proxy Statement for the 2002 Annual Meeting, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item regarding transactions with the Company’s directors and executive officers will be set forth in the Company’s Proxy Statement for the 2002 Annual Meeting, which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Public Accountants
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Stockholders’ Equity
     Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

None.

3. Exhibits:

Articles of Incorporation and By-Laws:

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the “Commission”) on August 14, 1996)

3.1(a)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 (b) to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

3.1(c)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company Setting Forth the Terms of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 (c) to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed with the Commission on February 21, 2001)

Instruments Defining Rights of Security Holders, including Indentures:

4.1	Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

4.2	Registration Rights Agreement dated October 2, 1991 between the several purchasers named therein and the Company (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

4.3	Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated herein by reference to Exhibit 4.3 of Amendment 1 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

4.4	Rights Agreement dated as of February 20, 2001 between Dendrite International, Inc. and Registrar and Transfer Company, as Rights Agent, which includes, as Exhibit A the Form of Certificate of Amendment to Restated Certificate of Incorporation, as Exhibit B the Form of Rights Certificate and as Exhibit C the Form of Summary of Rights (incorporated herein by reference to Exhibit 4 of the Company’s Current Report on Form 8-K, filed with the Commission on February 21, 2001)

Material Contracts and Compensatory Plans and Arrangements:

10.1	1992 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)*

10.2	1992 Senior Management Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)*

10.3	1997 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 1997; Exhibit 4.2 to the Company’s Post Effective Amendment No. 2 to Registration Statement on Form S-8 filed with the Commission on April 21, 1998; and Exhibit A to the Company’s Proxy Statement for the 1999 Annual Meeting of Shareholders, filed with the Commission on April 16, 1999)*

10.4	1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Commission on April 1, 1997)*

10.5	Lease of 1200 Mount Kemble Avenue, Morristown, New Jersey (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

10.6	Form of Indemnification Agreement dated as of October 28, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1998)[1]

10.7	Amended and Restated Credit Agreement, entered into as of November 30, 1998, between the Company and The Chase Manhattan Bank, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 26, 1999)

10.8	Employment Agreement dated March 25, 1997 with John E. Bailye (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A, filed with the Commission on May 16, 1997)*

10.9	Employment Agreement dated June 2, 1997 with George T. Robson (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1997)*

10.10	Employment Agreement dated June 9, 1997 with Mark Cieplik incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1997)[1]*

10.11	Employment Agreement dated October 1, 1991 with Teresa F. Winslow (incorporated herein by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1, filed with the Commission on February 5, 1996)[2]*

10.12	Consulting Agreement dated as of January 5, 1998 with Edward Kfoury (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 1998)

10.13	Deferred Compensation Plan dated as of September 1, 1998 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)*

10.14	Deferred Compensation Plan Trust Agreement dated as of September 1, 1998 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)*

10.15	Employment Agreement dated January 22, 1996 with Christopher J. French (incorporated herein by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 1997)[1]*

10.16	Employment Agreement dated September 20, 2000 with Michael G. Atieh (incorporated herein by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000)[1]*

10.17	Employment Agreement dated August 7, 1997 with Kathleen Donovan (incorporated herein by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.18	Employment Agreement dated September 8, 1998 with Christine Pellizzari (incorporated herein by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.19	Amendment to Employment Agreement dated May 26, 1999 with Mark Cieplik (incorporated herein by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)[1]*

10.20	Amendment to Employment Agreement dated May 26, 1999 with Teresa Winslow (incorporated herein by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)[2]*

10.21	Amendment to Employment Agreement dated May 26, 1999 with Christopher French (incorporated herein by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)[1]*

10.22	Amendment to Employment Agreement dated May 26, 1999 with George T. Robson (incorporated herein by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.23	Amendment to Employment Agreement dated January 25, 2000 with Kathleen Donovan (incorporated herein by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.24	Amendment to Employment Agreement dated August 1, 2000 with Christine Pellizzari (incorporated herein by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.25	Employment Agreement dated as of August 7, 2000 with Marc Kustoff (incorporated herein by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)[1]*

10.26	Agreement of Purchase and Sale between Dendrite International, Inc. and Townsend Property Trust Limited Partnership dated January 5, 2001 (incorporated herein by reference to Exhibit 10.26 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.27	Deed of Lease between Liberty Property Limited Partnership and Dendrite International, Inc. for Dendrite Building I of the Liberty Executive Park in Chesapeake, Virginia (incorporated herein by reference to Exhibit 10.27 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

10.28	Deed of Lease between Liberty Property Limited Partnership and Dendrite International, Inc. for Dendrite Building II of the Liberty Executive Park in Chesapeake, Virginia (incorporated herein by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

10.29	Employment Agreement (including Amendment), dated as of May 16, 2001, between Dendrite International, Inc. and Paul Zaffaroni (incorporated herein by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).*

10.30	Indemnification Agreement, dated as of October 1, 2001, between Dendrite International, Inc. and Paul Zaffaroni (incorporated herein by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).*

10.31	Employment Agreement, dated as of December 10, 2001, between Dendrite International, Inc. and Luke Beshar (incorporated herein by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).*

10.32	Indemnification Agreement, dated as of January 22, 2002, between Dendrite International, Inc. and Luke Beshar (incorporated herein by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).*

10.33	Employment Agreement, dated as of June 19, 1997, between Dendrite International, Inc. and Brent Cosgrove (incorporated herein by reference to Exhibit 10.33 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).*

10.34	Amendment to Employment Agreement, dated as of November 8, 2001, between Dendrite International, Inc. and Brent Cosgrove (incorporated herein by reference to Exhibit 10.34 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).*

10.35	Indemnification Agreement, dated as of November 8, 2001, between Dendrite International, Inc. and Brent Cosgrove (incorporated herein by reference to Exhibit 10.35 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).*

10.36	Agreement of Lease, dated as of February 12, 2001, between SCC II, L.L.C. and Dendrite International, Inc. (incorporated herein by reference to Exhibit 10.36 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).

10.37	First Amendment to Lease, dated as of August 17, 2001, between 1200 Mount Kemble Limited Partnership and Dendrite International, Inc. (incorporated herein by reference to Exhibit 10.37 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).

10.38	November 2001 Amendment to Credit Agreement, dated as of November 6, 2001 between Dendrite International, Inc. and The Chase Manhattan Bank, N.A. (incorporated herein by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).

10.39	Indemnification Agreement, dated as of October 28, 1998, between Dendrite International, Inc. and John Bailye (incorporated herein by reference to Exhibit 10.39 of the Company’s Current Report on form 8-K, filed with the Commission on March 19, 2002). *

10.40	Indemnification Agreement, dated as of October 28, 1998, between Dendrite International, Inc. and George Robson (incorporated herein by reference to Exhibit 10.40 of the Company’s Current Report on form 8-K, filed with the Commission on March 19, 2002).*

10.41	Indemnification Agreement, dated as of January 25, 2001 between Dendrite International, Inc. and Christine Pellizzari (incorporated herein by reference to Exhibit 10.41 of the Company’s Current Report on form 8-K, filed with the Commission on March 19, 2002).*

10.42	Indemnification Agreement, dated as of January 25, 2001 between Dendrite International, Inc. and Kathleen Donovan (incorporated herein by reference to Exhibit 10.42 of the Company’s Current Report on form 8-K, filed with the Commission on March 19, 2002).*

Subsidiaries:

21	Subsidiaries of the Registrant

Consent of Independent Public Accountants:

23.1	Consent of Arthur Andersen LLP

*	Management contract or compensatory plan.

[1]	In connection with management structure reorganization, individual’s position no longer deemed executive officer position beginning fiscal 2002.

[2]	Ceased as executive officer.

(b)	Reports on Form 8-K.

None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2002	DENDRITE INTERNATIONAL, INC. By: JOHN E. BAILYE —————————————— John E. Bailye Chairman of the Board and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Name	Title	Date

JOHN E. BAILYE ———————————— John E. Bailye	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 29, 2002

LUKE M. BESHAR ———————————— Luke M. Beshar	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2002

BRENT J. COSGROVE ———————————— Brent J. Cosgrove	Vice President and Corporate Controller (Principal Accounting Officer)	March 29, 2002

BERNARD M. GOLDSMITH ———————————— Bernard M. Goldsmith	Director	March 29, 2002

EDWARD J. KFOURY ———————————— Edward J. Kfoury	Director	March 29, 2002

PAUL A. MARGOLIS ———————————— Paul A. Margolis	Director	March 29, 2002

JOHN H. MARTINSON ———————————— John H. Martinson	Director	March 29, 2002

TERENCE H. OSBORNE ———————————— Terence H. Osborne	Director	March 29, 2002

PATRICK J. ZENNER ———————————— Patrick J. Zenner	Director	March 29, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Dendrite International, Inc.:

     We have audited the accompanying consolidated balance sheets of Dendrite International, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dendrite International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Philadelphia, Pa.,
February 1, 2002

                 DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         DECEMBER 31,
                                                                         ------------
                                                                      2001              2000
                                                                ----------------  ------------
                           ASSETS
CURRENT ASSETS:
     Cash and cash equivalents..............................        $ 65,494          $ 73,230
     Short-term investments.................................           6,383             4,143
     Accounts receivable, net of allowance for doubtful
      accounts of $736,000 and $590,000.....................          35,009            48,182
     Prepaid expenses and other current assets..............           5,258             6,987
     Prepaid taxes..........................................           3,888             1,564
     Deferred taxes.........................................           6,106             1,160
                                                                    --------          --------
          Total current assets..............................         122,138           135,266
PROPERTY AND EQUIPMENT, net.................................          23,594            15,924
FACILITY HELD FOR SALE......................................           8,732                --
OTHER ASSETS................................................             100             3,872
GOODWILL, net...............................................           4,830            12,305
PURCHASED CAPITALIZED SOFTWARE, net.........................              --             4,144
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net.................           5,518             4,392
DEFERRED TAXES..............................................           1,571                --
                                                                    --------          --------
                                                                    $166,483          $175,903
                                                                    ========          ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable.......................................        $  2,455          $  5,120
     Accrued compensation and benefits......................           6,024             4,271
     Other accrued expenses.................................          16,241             8,085
     Accrued restructuring charge...........................           2,950                --
     Deferred revenues......................................           9,479             4,052
                                                                    --------          --------
          Total current liabilities.........................          37,149            21,528
                                                                    --------          --------
OTHER NON-CURRENT LIABILITIES...............................             487                25
DEFERRED TAXES..............................................              --             1,052
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value, 10,000,000 shares
     authorized, none issued or outstanding.................              --                --
     Common stock, no par value, 150,000,000 shares
     authorized; 41,598,923 and 40,729,212 shares issued;
     39,653,723 and 40,127,712
     shares outstanding.....................................          89,613            33,370
     Retained earnings......................................          61,478            73,949
     Deferred compensation..................................            (133)             (405)
     Accumulated other comprehensive loss...................          (2,704)           (1,689)
     Less treasury stock, at cost...........................         (19,407)           (1,927)
                                                                    ---------         ---------
          Total stockholders' equity........................         128,847           153,298
                                                                    --------          --------
                                                                    $166,483          $175,903
                                                                    ========          ========

   The accompanying notes are an integral part of these financial statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------------
                                                                          2001               2000               1999
                                                                   ------------------ ------------------ -------------
REVENUES:
     License fees..............................................         $  18,695          $  23,966          $ 24,244
     Services..................................................           205,952            190,360           148,441
                                                                        ---------          ---------          --------
                                                                          224,647            214,326           172,685
                                                                        ---------          ---------          --------
COSTS OF REVENUES:
     Cost of license fees......................................             4,897              3,420             2,360
     Purchased software impairments............................             2,614                 --                --
     Cost of services..........................................           114,597             88,234            72,380
                                                                        ---------          ---------          --------
                                                                          122,108             91,654            74,740
                                                                        ---------          ---------          --------
          Gross margin.........................................           102,539            122,672            97,945
                                                                        ---------          ---------          --------

OPERATING EXPENSES:
     Selling, general and administrative.......................            94,578             67,884            56,927
     Research and development..................................            11,104             10,875             7,669
     Restructuring charge......................................             6,110                 --                --
     Asset impairments.........................................            11,723                 --                --
     Mergers and acquisitions..................................                --                 --             3,466
                                                                        ---------          ---------          --------
                                                                          123,515             78,759            68,062
                                                                        ---------          ---------          --------
          Operating (loss) income..............................           (20,976)            43,913            29,883
INTEREST INCOME................................................             2,439              3,541             1,880
OTHER INCOME (EXPENSE).........................................                 3                  5              (189)
                                                                        ---------          ---------          --------
          (Loss) income  before income tax (benefit) expense...           (18,534)            47,459            31,574
INCOME TAX (BENEFIT) EXPENSE...................................            (6,063)            16,848            12,234
                                                                        ----------         ---------          --------
NET (LOSS) INCOME..............................................         $ (12,471)         $  30,611          $ 19,340
                                                                        ==========         =========          ========
NET (LOSS) INCOME PER SHARE:
     Basic.....................................................         $   (0.31)         $    0.78          $    0.51
                                                                        ==========         =========          =========
     Diluted...................................................         $   (0.31)         $    0.74          $    0.48
                                                                        ==========         =========          =========
SHARES USED IN COMPUTING NET (LOSS) INCOME PER SHARE:
     Basic.....................................................            39,681             39,354            37,725
                                                                        =========          =========          ========
     Diluted...................................................            39,681             41,344            40,599
                                                                        =========          =========          ========

   The accompanying notes are an integral part of these financial statements.

                  DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                 Accumulated
                                                                                    Other
                                   Common Stock     Retained       Deferred      Comprehensive
                                 Shares    Dollars  Earnings     Compensation       Loss
                                 ------    -------  --------     -------------   -------------

BALANCE, JANUARY 1, 1999 ......   36,644   $41,442   $23,998        $ (1,970)    $   (494)
    Issuance of common stock ..    1,797    11,621        __              __           __
    Changes in deferred
      compensation ............       __        __        __           1,193           __
    Stock option
      tax benefits ............       __     8,487        __              __           __
  Comprehensive income:
    Net income ................       __        __    19,340              __           __
    Currency translation
     adjustment ...............       __        __        __              __         (574)
  Comprehensive income ........       __        __        __              __            __
                                  =======  =======   =======        ========     ========

BALANCE, DECEMBER 31, 1999 ....   38,441    61,550    43,338          (777)        (1,068)
   Acquisition of Analytika ...      216     6,506        __            __             __
    Issuance of common stock ..    1,471     9,050        __            __             __
    Changes in deferred
      compensation ............       __        __        __           372             __
    Stock option
      tax benefits ............       __     6,264        __            __             __
  Comprehensive income:
    Net income ................       __        __    30,611            __             __
    Currency translation
     adjustment ...............       __        __        __            __           (621)
  Comprehensive income ........       __        __        __            __             __
                                  =======  =======   =======        ======       =========

BALANCE, DECEMBER 31, 2000 ....   40,128    83,370    73,949          (405)        (1,689)
   Purchase of treasury shares    (1,344)       __        __                           __
    Issuance of common stock ..      870     4,309        __            __             __
    Changes in deferred
      compensation ............       __        __        __           272             __
    Stock option
      tax benefits ............       __     1,934        __            __             __
  Comprehensive loss:
    Net loss ..................       __        __   (12,471)           __             __
    Currency translation
     adjustment ...............       __        __        __            __         (1,015)
  Comprehensive loss ..........       __        __        __            __             __
                                  ======   =======   =======        ======       ========
BALANCE, DECEMBER 31, 2001 ....   39,654   $89,613   $61,478         (133)       $(2,704)
                                  ======   =======   =======        =====        ========

                                                           Total
                               Comprehensive  Treasury   Stockholders'
                                Income (Loss)  Stock       Equity
                               -------------- --------   -------------

BALANCE, JANUARY 1, 1999 ......        __   $ (1,927)   $  61,049
    Issuance of common stock ..        __         __       11,621
    Changes in deferred
      compensation ............        __         __        1,193
    Stock option
      tax benefits ............        __         __        8,487
  Comprehensive income:
    Net income ................    19,340         __       19,340
    Currency translation
     adjustment ...............      (574)        __         (574)
  Comprehensive income ........    18,766         __           __
                                  =======   ========    =========

BALANCE, DECEMBER 31, 1999 ....        __     (1,927)     101,116
   Acquisition of Analytika ...        __         __        6,506
    Issuance of common stock ..        __         __        9,050
    Changes in deferred
      compensation ............        __         __          372
    Stock option
      tax benefits ............        __         __        6,264
  Comprehensive income:
    Net income ................    30,611         __       30,611
    Currency translation
     adjustment ...............      (621)        __         (621)
  Comprehensive income ........    29,990         __           __
                                  =======   ========    =========

BALANCE, DECEMBER 31, 2000 ....        __     (1,927)     153,298
   Purchase of treasury shares         __    (17,480)     (17,480)
    Issuance of common stock ..        __         __        4,309
    Changes in deferred
      compensation ............        __         __          272
    Stock option
      tax benefits ............        __         __        1,934
  Comprehensive loss:
    Net loss ..................   (12,471)        __      (12,471)
    Currency translation
     adjustment ...............    (1,015)        __       (1,015)
  Comprehensive loss ..........   (13,486)        __           __
                                  =======   ========    =========
BALANCE, DECEMBER 31, 2001 ....        __   $(19,407)   $ 128,847
                                  =======   ========    =========

   The accompanying notes are an integral part of these financial statements.

                DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                                                                     YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                            2001              2000              1999
                                                                      ----------------  ----------------  -------------
    OPERATING ACTIVITIES:
      Net (loss) income...........................................      $  (12,471)        $  30,611         $  19,340
      Adjustments to reconcile net (loss) income to net cash
         provided by
         operating activities:
         Depreciation and amortization............................          14,984            11,060             6,118
         Asset impairments........................................          14,337                --                --
         Restructuring charge.....................................           6,110                --                --
         Amortization of deferred compensation....................             150               309               688
         Deferred income taxes (benefit)..........................          (6,648)             (501)
                                                                                                                    24
         Tax benefit from exercise of employee stock options......           1,934             6,264             8,487
           Changes in assets and liabilities, net of effect
             from acquisitions:
           Decrease (increase) in accounts receivable.............          12,847           (20,058)           (4,947)
           Decrease (increase) in prepaid expenses and other
            current assets.........................................          1,778            (2,250)           (1,471)
           Increase in other assets...............................              --               (76)               --
          (Increase) decrease in prepaid income taxes............           (3,416)           (1,481)            1,052
           Increase (decrease) in accounts payable and accrued
             expenses.............................................           7,420              (752)            3,136
           Payments relating to restructuring charge..............          (3,160)               --                --
           Decrease in income taxes payable.......................              --                --            (2,219)
           Increase in deferred revenues..........................           5,551               111             1,995
           Increase (decrease) in other non-current liabilities...             475                25              (392)
                                                                        ----------        ----------        ----------
              Net cash provided by operating activities...........          39,891            23,262            31,811
                                                                        ----------        ----------        ----------
    INVESTING ACTIVITIES:
      Purchases of short-term investments.........................         (20,230)          (19,840)          (39,341)
      Sales of short-term investments.............................          17,990            30,920            33,804
      Acquisitions, net of cash acquired..........................              --            (2,318)           (6,640)
      Increase in other non-current assets........................              --            (3,550)               --
      Purchases of property and equipment.........................         (17,727)          (11,656)           (7,512)
      Investment in facility held for sale........................         (10,832)               --                --
      Additions to capitalized software development costs.........          (3,198)           (2,354)           (2,227)
                                                                      -------------       -----------     -------------
              Net cash used in investing activities...............         (33,997)           (8,798)          (21,916)
                                                                       ------------       -----------      ------------
    FINANCING ACTIVITIES:
      Payments on capital lease obligations.......................              --              (285)             (788)
      Purchase of treasury shares.................................         (17,480)               --                --
     Issuance of common stock.....................................            4,433            9,113             8,691
                                                                      -------------      -----------       -----------
              Net cash (used in) provided by financing activities.         (13,047)            8,828             7,903
                                                                      -------------      -----------       -----------
    EFFECT OF EXCHANGE RATE CHANGES ON CASH.......................            (583)              (86)             (329)
                                                                      ---------------    -------------     ------------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..........          (7,736)           23,206            17,469
    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................          73,230            50,024            32,555
                                                                      --------------     -----------       -----------
    CASH AND CASH EQUIVALENTS, END OF YEAR........................         $65,494           $73,230       $    50,024
                                                                      ==============     ===========       ===========

 The accompanying notes are an integral part of these financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     Dendrite International, Inc. and its subsidiaries (the “Company”) provide a comprehensive range of customer relationship management software products and support services to the pharmaceutical industry. The Company also markets its products to the consumer packaged goods industry.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Dendrite International, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

     The functional currency of the Company’s foreign operations are deemed to be the local country’s currency. As a result, assets and liabilities of the Company’s wholly-owned international subsidiaries are translated at their respective year-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting translation adjustments are included in “Other Comprehensive Income (Loss)"and are reflected as a separate component of stockholders’equity. Foreign currency transaction gains and losses are included in other expense on the accompanying statements of operations and are immaterial in each year. To date, the Company has not engaged in any hedging activities.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes its critical accounting policies to be revenue recognition, accouning for restructuring and impairments and income taxes.

Revenue Recognition

     The Company charges customers license fees to use its proprietary computer software. Customers generally pay one-time perpetual license fees based upon the number of users, territory covered, and the particular software licensed by the customer. The Company generally recognizes license fees as revenue using the percentage-of-completion method over a period of time that commences with the execution of the license agreement and ends when the product configuration is complete and it is ready for use in the field. This period of time usually includes initial configuration and concludes with quality assurance and testing. When there is no initial configuration, the Company generally recognizes the license fees from those products upon delivery as the services to be provided are not essential to the functionality of the software. Additionally, license revenues will be recognized immediately when the user count for previously delivered software increases. The Company’s software maintenance usually begins immediately after an initial warranty period. The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized as maintenance revenue ratably over the warranty period. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, delivery has occurred, the license amount is fixed or determinable and collectability is probable.

     The Company recognizes license fees as revenue from certain third party software products, which are embedded into the Company’s products. These license fees are recognized as revenue using the percentage of completion method over a period of time that commences with the execution of the license agreement and ends when the product configuration is completed and ready for use by the customer. The cost of third party software is included in cost of license fees in the accompanying consolidated statements of operations.

     Sales force support services are generally provided under multi-year contracts. The contracts specify the payment terms, which are generally over the term of the contract and generally provide for termination in the event of breach, as defined in the respective contract.

     Service revenues consist primarily of facilities management, configuration, training and software maintenance. Facilities management represents charges for help desk, data center and project management, and are recognized on a monthly basis as services are performed. Configuration includes initial implementation services following sales of new software products to customers, as well as revenues relating to work orders to perform configuration services for previously purchased software. Configuration revenue is recognized as services are performed, when the related billings are on a time and materials basis, and using the percentage of completion method for fixed fee configuration or implementation contracts. Training revenue is recognized as the services are performed. Software maintenance revenue is recognized ratably over the term of the contract, generally one year.

Deferred Revenues

     Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This predominantly occurs in two situations a) annual billings of software maintenance fees; and b) upfront billings of license fees that are recognized over time. The value of deferred revenue will increase and decrease based on the timing of invoices and recognition of license revenues.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental Cash Flow Information

     For the year ended December 31, 2001, the Company did not incur any interest expense. For the years ended December 31, 2000 and 1999, the Company paid interest of $13,000 and $42,000, respectively. For the years ended December 31, 2001, 2000 and 1999, the Company paid income taxes of $3,622,000, $11,840,000 and $5,828,000 respectively.

     The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisitions discussed in Note 4:

                                                      YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                       2000           1999
                                                       ----           ----
Noncash assets:
  Accounts receivable......................          $   396,000   $ 1,826,000
  Prepaid expenses and other current assets              381,000            --
  Property and equipment...................              410,000            --
  Capitalized Software development costs...            2,890,000     1,989,000
  Goodwill.................................            5,979,000     7,235,000
                                                     -----------   -----------
                                                      10,056,000    11,050,000
Assumed liabilities:.......................
  Accounts payable.........................            (656,000)     (243,000)
  Income taxes payable.....................                   --      (39,000)
  Other accrued expenses...................            (400,000)     (300,000)
  Deferred revenues........................            (176,000)     (393,000)
  Deferred taxes...........................                   --            --
                                                     -----------   -----------
     Net noncash assets acquired...........            8,824,000    10,075,000
Purchase price paid in stock...............          (6,506,000)   (3,435,000)
                                                     -----------   -----------
Cash paid, net of cash acquired............          $ 2,318,000   $ 6,640,000
                                                     -----------   -----------

Short-Term Investments

     The Company holds investments in highly rated corporate and municipal bonds. These investments are carried at cost which approximates fair value.

Impairment of Long-Lived Assets

     The Company follows Statement of Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company reviews its long-lived assets, including property and equipment, capitalized software development costs, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If the undiscounted cash flows are determined to be less than the carrying value of the long-lived asset, an impairment charge is recorded for the difference between the fair value as determined by discounting the anticipated future cash flows and the carrying value of the asset. See Note 3.

Property and Equipment

     Fixed assets are stated at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets, which range from three to ten years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset or the lease term, whichever is shorter. Maintenance, repairs and minor replacements that do not extend the life or functionality of the related assets are charged to expense as incurred.

Capitalized Software Development Costs

     In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or a detailed working program design, to the point in time that the product is available for general release to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated economic lives of the products (no longer than four years), beginning with the release to the customer. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of December 31, 2001, management believes that no revisions to the remaining useful lives or write-down of capitalized development costs is required.

     Capitalized software development costs are presented in the accompanying consolidated balance sheets net of accumulated amortization of $9,348,000 and $7,275,000 at December 31, 2001 and 2000, respectively. Amortization of capitalized software development costs for the years ended December 31, 2001, 2000 and 1999 was $2,072,000, $1,627,000 and $1,285,000, respectively, and is included in cost of license fees in the accompanying consolidated statements of operations.

     In connection with certain business acquisitions (see Note 4), the Company purchased software that was determined to have reached technological feasibility. The amount of purchased capitalized software remaining as of December 31, 2001 and 2000 is as follows:

                                                   DECEMBER 31,
                                          ------------------------------
                                              2001               2000
                                          -----------        -----------
ABC.................................      $   850,000        $   850,000
MMI.................................        1,989,000          1,989,000
Analytika...........................        2,890,000          2,890,000
                                          -----------        -----------
                                            5,729,000          5,729,000
Less -- Accumulated  amortization...       (5,729,000)        (1,585,000)
                                          -----------        -----------
                                          $         -        $ 4,144,000
                                          ===========        ===========

     During the second quarter of 2001, the Company recorded an impairment charge relating to purchased capitalized software costs. See Note 3.

     Relative to the operations acquired as a result of the Marketing Management International, Inc. (“MMI”) acquisition, during 2002 the Company began offering the mid-tier pharmaceutical market a product which is more compatible with the Company’s vision of integrated customer relationship management (“CRM”) solutions. Accordingly, during the second quarter, the Company reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition so that this asset was fully amortized as of December 31, 2001. Amortization expense of purchased capitalized software for the years ended December 31, 2001, 2000 and 1999 was $1,530,000, $1,145,000 and $369,000, respectively, and is included in cost of license fees in the accompanying consolidated statement of operations. Amortization for the year ended December 31, 2001 included $819,000 of accelerated amortization relating to the purchased capitalized software of MMI. See Note 3.

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired (see Note 4) and is amortized on a straight-line basis over a period of seven years.

     In the second quarter of 2001, the Company determined that the future undiscounted cash flows from goodwill associated with its acquisitions of Associated Business Computing (“ABC”) and Analytika, Inc. (“Analytika”) would be negative, due primarily to the amount of administrative and other costs required to support the projected revenue stream (see Note 3). Accordingly, the Company recorded an impairment charge of $6,173,000 relating to the goodwill of ABC and Analytika to reduce the respective net intangible assets to zero. This impairment charge is included within asset impairment in the accompanying consolidated statements of operations.

     As of December 31, 2001 and 2000, goodwill at historical cost was $16,302,000. Accumulated amortization, as of December 31, 2001 and 2000, was $11,472,000 and $3,997,000, respectively. Amortization of goodwill for the years ended December 31, 2001, 2000 and 1999 was $1,302,000, $2,390,000, and $1,015,000, respectively and is included within selling, general and administrative expenses in the accompanying consolidated statements of operations.

Facility Held for Sale

     In April 2001, the Company paid $10,832,000 to purchase a 145,000 square foot building in New Jersey for the purpose of establishing a new U.S. operations facility to accommodate the Company’s growth. In connection with its second quarter restructuring, the Company made the decision to shift its operations to other existing facilities and therefore decided to sell the new facility (see Note 2). This building is classified as facility held for sale in the accompanying consolidated balance sheets. This facility has been actively for sale since the second quarter of 2001. Due to recent economic events, and its impact on the value of real estate, the Company recorded an asset impairment of $2,100,000 to reduce the carrying value of this facility to its estimated fair market value during the fourth quarter of 2001. This write-down is included in the asset impairment charge in the accompanying consolidated statements of operations. See Note 3.

Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are based on differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates that are expected to be in effect when the differences reverse.

     At December 31, 2001, there were approximately $1,023,000 of undistributed earnings of non-U.S. subsidiaries that are considered to be reinvested indefinitely. If such earnings were remitted to the Company, applicable United States federal income and foreign withholding taxes may be partially offset by foreign tax credits.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and short-term investment balances and trade accounts receivable. The Company invests its excess cash with large banks. The Company’s customer base principally comprises companies within the ethical pharmaceutical industry. As a result, the Company derives its revenues from a limited number of large pharmaceutical companies. The Company performs evaluations of its customers’ financial condition. The Company does not require collateral from its customers (see Note 12).

Net (Loss) Income Per Share

     The Company calculates net (loss) income per share pursuant to SFAS No. 128, “Earnings Per Share”.

     Basic net (loss) income per share was computed by dividing the net (loss) income for each year by the weighted average number of shares of common stock outstanding for each year. Diluted net income per share was computed by dividing net income for each year by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. For the year ended December 31, 2001, 601,000 common stock equivalents were anti-dilutive and were, therefore, excluded from the computation of net loss per share.

     The computation of basic and diluted net (loss) income per share is as follows:

                                                             YEAR ENDED DECEMBER 31,
                     --------------------------------------------------------------------------------------------------
                                            2001                                               2000
                     -------------------------------------------------  -----------------------------------------------
                          LOSS              SHARES         PER  SHARE        INCOME            SHARES         PER SHARE
                        (NUMERATOR)      (DENOMINATOR)       AMOUNT        (NUMERATOR)      (DENOMINATOR)       AMOUNT
                     ---------------  ------------------ -------------  ---------------  ------------------  ----------
                                                    (In Thousands, Except Per Share Data)

Net (loss) income....    $(12,471)                                          $ 30,611
Basic net (loss)
  income per share...                        39,681          $(0.31)                           39,354            $ 0.78
                                                             ======                                              ======
Effect of dilutive
  stock options......                           --                                              1,990
                                            ------                                             ------
Diluted net (loss)
  income per share...                       39,681           $(0.31)                           41,344            $ 0.74
                                            ======           =======                           ======            ======

                                YEAR ENDED DECEMBER 31, 1999
                     ----------------------------------------------
                          INCOME            SHARES        PER SHARE
                        (NUMERATOR)      (DENOMINATOR)      AMOUNT
                     ---------------  ------------------ ----------
                           (In Thousands, Except Per Share Data)

Net income......          $19,340
Basic net income
  per share.....                            37,725           $ 0.51
                                                             ======
Effect of dilutive
  stock options...                           2,874
                                             -----
Diluted net income
  per share.....                            40,599           $ 0.48
                                            ======           ======

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at December 31, 2001. SFAS No. 142 also established a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company’s discontinuation of amortization of its goodwill, which was $4,830,000 as of January 1, 2002; however, the Company will be required to test its goodwill for impairment under the new standard beginning in 2002. The Company is currently evaluating the impact of these statements but does not expect that they will have a material impact on the Company’s financial position, results of operations, or cash flows. The discontinuation of amortization of goodwill related to the MMI acquisition will result in a decrease in annual amortization expense of $1,072,000. This asset would have continued to be amortized through June 2006.

     In October 2001, the FASB issued SFAS No. 144, which was effective in fiscal 2002. SFAS 144 supersedes certain provisions of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) and supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The Company is currently evaluating this statement but does not expect that it will have a material impact on the Company’s financial position, results of operations, or cash flows.

Reclassifications

     Certain reclassifications have been made to prior year amounts to conform with current year presentation.

2.  RESTRUCTURING CHARGE:

     On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. The restructuring plan consisted of the resizing of the Company’s personnel by a reduction of 155 employees and the elimination of 35 independent contractors across various departments in the United States and Europe as well as 192 additional personnel associated with the closing of the Company’s facility in Stroudsburg, PA. The Stroudsburg, PA operations are being relocated to the Company’s facilities in New Jersey, Virginia and a new facility in Bethlehem, PA. The exit costs have been included in the restructuring charge while the moving and other start-up costs are not included in this restructuring charge and are being expensed as incurred.

     During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. This charge was reduced by $24,000 to $6,110,000 in the fourth quarter of 2001 due to the variance between the amounts originally recorded and management’s current estimate of the total costs of the restructuring. This reduction of $24,000 was recorded within restructuring charge on the accompanying consolidated statements of operations. Of the restructuring charge, $2,950,000 related primarily to severance has not been paid as of December 31, 2001 and, accordingly, is classified as accrued restructuring charge in the accompanying consolidated balance sheet. The restructuring charges were based upon formal plans approved by the Company’s management using the information available at the time. Management of the Company believes this provision will be adequate to cover the costs incurred relating to the restructuring. The Company anticipates that the accrued restructuring balance of $2,950,000 as of December 31, 2001 will be paid by mid 2002. The activity on the accrued restructuring charge balance as of December 31, 2001 is summarized in the table below:

                                                                                                   Accrued Restructuring
                                                 Restructuring Charge     Cash Payments in 2001   as of December 31, 2001
                                                 ---------------------  -----------------------  ------------------------
Termination payments to employees                          $5,064,000               $2,846,000                $2,218,000
Facility exit costs                                           623,000                  128,000                   495,000
Contract termination and other restructuring
costs                                                         423,000                  186,000                   237,000
                                                 ---------------------  -----------------------  ------------------------
                                                           $6,110,000               $3,160,000                $2,950,000
                                                 =====================  =======================  ========================

3.  ASSET IMPAIRMENTS:

     During the second quarter of 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. In connection with this review, the Company wrote off $3,450,000 of cost method investments it had in two start-up ventures due to a permanent impairment in the fair value of these investments. These entities experienced difficulty in raising the additional capital necessary to fund their start-up activities and the situation at both became particularly severe in the second quarter of 2001.

     In connection with the Company’s announcement on June 14, 2001, relative to its partnership with Oracle Corporation to market an integrated CRM solution to meet the specialized needs of the worldwide pharmaceutical industry, the Company’s vision and product platform changed. The operations acquired through the Company’s acquisitions of ABC and Analytika have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations were less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. As a result of the Oracle relationship, management reviewed these operations and concluded that they would generate negative cash flows due to higher administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of $8,787,000, consisting of $2,614,000 of purchased capitalized software and $6,173,000 of related goodwill. Relative to the operations acquired as a result of the MMI acquisition, during 2002 the Company began offering the mid-tier pharmaceutical industry a product which is more compatible with the Company’s vision of integrated CRM solutions. Accordingly, in the second quarter of 2001, the Company reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition so that the balance was completely amortized by December 31, 2001. As the operations of the business acquired in the MMI acquisition continue to be successful, no impairment charge or adjustment to the amortization period was necessary for the goodwill associated with MMI.

     During the fourth quarter of 2001, the Company recorded an asset impairment of $2,100,000 related to a facility held for sale. See Note 1.

4.  ACQUISITIONS:

     On January 6, 2000, the Company purchased all of the assets and assumed certain liabilities of Analytika, Inc., a provider of advanced analytical products, consulting services and outsourced operations services to the pharmaceutical industry. Under the terms of the acquisition agreement, the Company paid $2,318,000 in cash, which included transaction costs, and $6,506,000 in the Dendrite common stock. The acquisition was accounted for using the purchase method with the purchase price allocated to the assets acquired and liabilities assumed based on their respective fair market values at the acquisition date. Of the purchase price, $2,890,000 was allocated to purchased capitalized software development costs. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill ($5,979,000) based upon an independent appraisal. See Note 3. Analytika’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition.

     On June 30, 1999, the Company purchased all of the assets and assumed certain liabilities of MMI, a provider of palm-top software and paper-based sales force effectiveness solutions and consulting services to subsidiaries of multinational pharmaceutical companies operating in emerging markets, such as Latin America, Eastern Europe and Southeast Asia. Under the terms of the acquisition agreement, the Company paid $6,640,000 in cash, which included transaction costs, and $3,435,000 in Dendrite common stock. The acquisition was accounted for using the purchase method with the purchase price allocated to the assets acquired and liabilities assumed based on their respective fair market values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired, which included purchased capitalized software development costs ($1,989,000) was allocated to goodwill ($7,235,000) based upon an independent appraisal. See Note 3. MMI’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition.

     On May 27, 1999, the Company exchanged 2,220,807 shares of its common stock for all the outstanding shares of common stock of CorNet International, Ltd. (“CorNet”). The merger was accounted for under the pooling-of-interests method. Accordingly, all prior historical consolidated financial statements were restated to reflect the acquisition of CorNet.

     Separate results of the Company and CorNet for the 1999 period, prior to the consummation of the merger, are as follows:

                                              Dendrite           Cornet           Combined
                                            ------------        -----------      ------------
Three months ended March 31, 1999
(unaudited)
Total revenue                               $32,402,000         $ 5,232,000      $ 37,634,000
Net income                                  $ 3,688,000         $   511,000      $  4,199,000

5.  PROPERTY AND EQUIPMENT:

                                                   DECEMBER 31,
                                       ---------------------------------
                                              2001               2000
                                       -----------------  --------------
Computer hardware and other equipment..  $ 32,971,000       $ 25,716,000
Furniture and fixtures.................     3,917,000          3,863,000
Leasehold improvements.................    10,839,000          3,727,000
                                         ------------       ------------
                                           47,727,000         33,306,000
Less -- Accumulated depreciation and
  amortization........................    (24,133,000)       (17,382,000)
                                         -------------      -------------
                                         $ 23,594,000       $ 15,924,000
                                         =============      =============

6.  REVOLVING LINE OF CREDIT:

     In 2001, the Company amended its revolving line of credit agreement with The Chase Manhattan Bank, N.A., which provides for borrowings of up to $15,000,000 and is available to finance working capital needs and possible future acquisitions. The agreement requires, among other covenants, that the Company maintain a minimum consolidated net worth, measured quarterly, equal to $105,000,000 plus 50% of the Company’s net income earned after January 1, 2002, and 75% of the net proceeds to the Company of any stock offerings after September 30, 2001. This covenant has the effect of limiting the amount of cash dividends the Company may pay. As of December 31, 2001, approximately $60,647,000 was available for the payment of dividends under this covenant. The line of credit expires on November 30, 2002. The Company has never had any borrowings under this revolving line of credit. The revolving line of credit also provides for the issuance of letters of credit. As of December 31, 2001, letters of credit for approximately $500,000 were outstanding.

7.  INCOME TAXES:

     The components of income before income taxes were as follows:

                                YEAR ENDED DECEMBER 31,
               --------------------------------------------------------
                    2001                  2000                 1999
               ----------------   -------------------  ----------------
Domestic....    $(18,259,000)         $ 46,227,000         $ 29,663,000
Foreign.....        (275,000)            1,232,000            1,911,000
                -------------         ------------         ------------
                $(18,534,000)         $ 47,459,000         $ 31,574,000
                =============         ============         ============

     The components of income taxes were as follows:

                                                  YEAR ENDED DECEMBER 31,
                             -----------------------------------------------------------
                                     2001                  2000                  1999
                             --------------------  --------------------  ---------------
Current Provision (Benefit):
  Federal.................        $ (1,034,000)         $ 14,588,000          $  9,528,000
  State...................             256,000             1,453,000             1,612,000
  Foreign.................           2,495,000             1,075,000             1,070,000
                                  ------------          ------------          ------------
                                     1,717,000            17,116,000            12,210,000
Deferred Provision
(Benefit):
  Federal.................          (5,195,000)             (777,000)              524,000
  State...................          (1,320,000)             (307,000)               (8,000)
  Foreign.................          (1,265,000)              816,000              (492,000)
                                  -------------         ------------          ------------
                                    (7,780,000)             (268,000)               24,000
                                  -------------         ------------          ------------
                                  $ (6,063,000)         $ 16,848,000          $ 12,234,000
                                  =============         ============          ============

     The reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                            2001           2000           1999
                                                       -------------  -------------  ---------
Federal statutory tax rate........................         (35.0%)        35.0%          35.0%
Difference between U.S. and non-U.S. rates........           4.8            0.8           (0.3)
State income taxes, net of Federal tax benefit....          (3.5)           1.6            2.4
Nondeductible expenses............................           2.9            0.7            0.8
Nondeductible pooling costs.......................            --             --            2.2
Tax credits utilized..............................          (2.7)          (1.3)          (1.7)
Other.............................................            .8           (1.3)          (0.3)
                                                            ----           ----           ----
                                                           (32.7%)         35.5%          38.7%
                                                            ====           ====           ====

     The tax effect of temporary differences as established in accordance with SFAS No. 109 that give rise to deferred income taxes is as follows:

                                                  DECEMBER 31,
                                       --------------------------------
                                             2001              2000
                                       ----------------  --------------
Gross deferred tax asset:
  Depreciation and amortization.....      $ 2,165,000       $ 1,343,000
  Foreign net operating losses......        2,984,000         1,278,000

  State net operating losses........        1,651,000                --

  Accruals and reserves not currently
     deductible.....................        4,360,000         1,297,000
  Other.............................        2,398,000           165,000
                                          -----------       -----------
                                           13,558,000         4,083,000
Less:  Valuation Allowance                 (2,180,000)               --
                                          ------------      -----------
                                          $11,378,000       $ 4,083,000
                                          ===========       ===========
Gross deferred tax liability:
  Capitalized software development
   costs............................      $(1,949,000)      $(1,809,000)
  Other.............................       (1,752,000)       (2,166,000)
                                          ------------      ------------
                                          $(3,701,000)      $(3,975,000)
                                          ===========       ===========

     As of December 31, 2001, the Company had a valuation allowance of $2,180,000, primarily due to foreign and state net operating losses. The Company has recorded a full valuation allowance against its state net operating loss carryforwards. The Company has recorded a deferred tax asset of $2,455,000 (net of a $529,000 valuation allowance) reflecting the benefit of approximately $8,005,000 in foreign loss carryforwards, which expire in varying amounts commencing in 2003. Realization is dependent on generating sufficient foreign taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax asset will be realized. The amount of the deferred tax asset is considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

8.  STOCKHOLDERS’ EQUITY:

STOCK OPTION PLANS

     The Company has three stock option plans (the “Plans”) that provide for the granting of options, the awarding of stock and the purchase of stock. Under the plans, the total number of shares of common stock that may be granted is 14,050,002. Options granted under the three stock option plans generally vest over a four-year period and are exercisable over a period not to exceed ten years as determined by the Board of Directors. Incentive stock options are granted at fair value. Nonqualified options are granted at exercise prices determined by the Board of Directors.

     Information with respect to the options under the three stock option plans is as follows:

                                                                      WEIGHTED
                                               EXERCISE PRICE         AVERAGE
                                  SHARES         PER SHARE        EXERCISE PRICE
                                -----------    -----------------  --------------
 Outstanding December 31, 1998   5,971,662      $0.14  - $15.15      $     6.51
   Granted....................   2,116,202      10.97  - $27.88           17.52
   Exercised..................  (1,551,242)      0.14  - $14.92           (4.70)
   Canceled...................    (278,467)      1.45  - $19.79           (9.13)
                                ----------      ---------------      -----------
 Outstanding December 31, 1999   6,258,155       0.98  - $27.88           10.56
   Granted....................   2,531,396      12.06  - $33.88           24.91
   Exercised..................  (1,569,016)      1.45  - $23.33           (7.10)
   Canceled...................    (671,509)      2.09  - $33.19          (16.72)
                                ----------      ---------------      -----------
 Outstanding December 31, 2000   6,549,026       0.98  - $33.88           16.54
   Granted....................   2,474,754       7.59  - $22.12           12.46
   Exercised..................    (785,285)      0.98  - $19.79           (5.57)
   Canceled...................    (666,820)      1.45  - $33.19          (22.58)
                                 ----------     ---------------      -----------
 Outstanding December 31, 2001   7,571,675      $2.09  - $33.88      $    15.88
                                 =========      ===============      ===========

     At December 31, 2001, there were 3,361,772 options exercisable at $2.08-$33.88 per share. The aggregate exercise price of the exercisable options was $50,171,758 as of December 31, 2001.

     The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock options granted under the Plans. Accordingly, compensation cost has been computed for the Plans based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company’s stock. As the exercise price of all stock options granted equaled the fair value of the Company’s stock at the date of option issuance, no compensation cost has been recorded in the accompanying statements of operations. Had compensation cost for the Plans and the employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s net (loss) income and net (loss) income per share would have been adjusted to the following pro forma amounts:

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------
                                        2001                  2000                  1999
                                --------------------  --------------------  -----------------
Net (loss) income:
  As reported...............        $(12,471,000)         $30,611,000           $19,340,000
  Pro forma.................        $(25,338,000)         $22,552,000           $11,483,000
Basic net (loss) income per
share:
  As reported...............        $     (0.31)          $      0.78           $      0.51
  Pro forma.................        $     (0.64)          $      0.57           $      0.30
Diluted net (loss) income per share:
  As reported...............        $     (0.31)          $      0.74           $      0.48
  Pro forma.................        $     (0.64)          $      0.55           $      0.28

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2000 and 1999: risk-free interest rates ranging from 4.0% to 6.9% based on the rate in effect on the date of grant; no expected dividend yield; expected lives of 4.0 to 6.0 years for the options; and expected volatility of 70% to 80%.

     The weighted average fair value of options granted was $8.96, $17.26 and $12.01 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Information with respect to the options outstanding under the three stock option plans at December 31, 2001 is as follows:

                                                   WEIGHTED
                                  WEIGHTED          AVERAGE
                                   AVERAGE         REMAINING       NUMBER
  EXERCISE PRICE                  EXERCISE        CONTRACTUAL     OF VESTED
     PER SHARE          SHARES      PRICE       LIFE (IN YEARS)    SHARES
--------------------  --------- ------------  -----------------  ----------
   $2.08-$2.65          125,869  $     2.35          2.8           101,069
   $3.47-$6.42          737,237  $     5.54          5.5           736,487
  $7.59-$12.51        2,301,488  $     9.59          8.5           638,636
 $13.18-$14.92          468,429  $    14.05          6.1           281,408
 $15.08-$18.38        1,176,964  $    16.75          7.7           713,230
 $19.06-$27.88        2,197,818  $    22.20          8.6           629,334
 $29.38-$33.88          563,870  $    33.13          8.1           261,608
                      ---------  ----------          ---         ---------
                      7,571,675  $    15.88          7.8         3,361,772
                      =========  ==========          ===         =========

EMPLOYEE STOCK PURCHASE PLAN

     In 1997, the Company established an employee stock purchase plan that provides full-time employees the opportunity to purchase shares at 85% of fair value on dates determined by the Board of Directors, up to a maximum 10% of their eligible compensation or $21,250, whichever is less. There were 450,000 shares available for purchase under this plan, of which 156,876, 93,687 and 72,122 were purchased in 2001, 2000 and 1999, respectively. There were 77,315 and 59,191 shares available for issuance under the plan as of December 31, 2001 and December 31, 2000, respectively.

ANNIVERSARY STOCK PLAN

     The Company grants 200 shares of the Company’s common stock to all employees who commenced employment prior to December 31, 1998 in July following their fifth anniversary of employment. The cost of the anniversary stock plan is accrued over the employment period of the employees.

COMMON STOCK REPURCHASE PROGRAM

     On January 31, 2001, the Company announced that its Board of Directors authorized a stock repurchase program of up to $20,000,000 of its outstanding common stock over a two-year period (the “2001 Stock Repurchase Plan”). The Company has and will continue to repurchase shares on the open market or in privately negotiated transactions from time to time. Under the 2001 Stock Repurchase Plan, repurchases of stock have and will continue to be at management’s discretion, depending upon price and availability. The repurchased shares will be held as treasury stock, which may be used to satisfy the Company’s current and near term requirements under its equity incentive and other benefit plans and for other corporate purposes. As of December 31, 2001, the Company has repurchased a total of 1,343,700 shares under the 2001 Stock Repurchase Plan for a total value of $17,480,000.

SHAREHOLDER RIGHTS PLAN

     On February 16, 2001, the Company’s Board of Directors adopted a shareholder rights plan (the “Rights Plan”). The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent a person or group from acquiring control of the Company without offering a fair price to all shareholders. The adoption of the Rights Plan was not in response to any known effort to acquire control of the Company.

     Under the Rights Plan, each shareholder of record on March 5, 2001 received a distribution of one Right for each share of common stock of the Company (“Rights”). At present, the Rights are represented by the Company’s common stock certificates, are not traded separately from the common stock and are not exercisable. The Rights will become exercisable only if a person acquires, or announces a tender offer that would result in ownership of 15% or more of the Company’s common stock, at which time each Right would enable the holder to buy one one-hundredth of a share of the Company’s Series A preferred stock at an exercise price of $120, subject to adjustment. Following the acquisition of 15% or more of the Company’s common stock, the holders of Rights (other than the acquiring person or group) will be entitled to purchase shares of the Company’s common stock at one-half of the market price, and in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at one-half of the market price of those shares.

     The Company may redeem the Rights for $0.01 per Right, subject to adjustment, at any time before the acquisition by a person or group of 15% or more of the Company’s ordinary shares. The Rights will expire on February 20, 2011.

9.  SAVINGS AND DEFERRED COMPENSATION PLANS:

     The Company maintains Employee Savings Plans (the “Plans”) that cover substantially all of its full-time U.S., U.K. and Belgium employees. All eligible employees may elect to contribute a portion of their wages to the Plans, subject to certain limitations. In addition, the Company contributes to the plans at the rate of 50% of the employee’s contributions up to a maximum of 3% of the employee’s salary. The Company’s contributions to the Plans were $1,191,000, $773,000 and $492,000 in the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company also maintains a noncontributory pension plan that covers substantially all of its full-time Japanese employees. All contributions to this pension plan are made by the Company in accordance with prescribed statutory requirements. The Company’s contributions to the plan were $24,000, $421,000 and $41,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In 1998, the Company created a deferred compensation plan. Under the plan, eligible, highly compensated employees (as defined) can elect to defer a portion of their compensation and determine the nature of the investments, which will be used to calculate earnings on the deferred amounts.

10.  COMMITMENTS AND CONTINGENCIES:

     The Company leases office facilities and equipment under various operating leases with remaining noncancelable lease terms generally in excess of one year. Rent expense was $10,547,000, $8,410,000 and $7,390,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum rental payments on these leases are as follows:

2002                    $8,629,000
2003                     7,599,000
2004                     6,069,000
2005                     3,943,000
2006                     3,944,000
Thereafter              11,601,000
                       -----------
                       $41,785,000
                       ===========

     From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. In the Company’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s financial position or results of operations.

     The Company has employment agreements with certain officers that provide for, among other things, salary, bonus, severance and change in control provisions.

11.  RELATED-PARTY TRANSACTIONS:

     For the years ended December 31, 2001, 2000 and 1999, the Company incurred approximately $304,000, $257,000 and $179,000, respectively, of costs for rental and use of aircraft for Company business payable to certain third party charter companies. While none of these third party charter companies are affiliated with the Company or any of its officers or directors, in some instances, the aircraft provided by these third party companies were leased from an entity whose members are the Chairman and Chief Executive Officer and his spouse.

     For the years ended December 31, 2001, 2000 and 1999, the Company also incurred approximately $592,000, $338,000 and $15,000, respectively, of costs for air travel for Company business payable to the entity owned by the Chairman and Chief Executive Officer and his spouse. These costs, which were incurred either directly or indirectly through expense reimbursements, were charged to the Company on a reimbursement rate basis, in accordance with FAA expense reimbursement rates.

     During the year ended December 31, 2001, the Company paid $1,432,000 to a subcontractor for certain outsourcing activities related to its clinical services. The Chairman and Chief Executive Officer of the Company and a member of the Company’s Board of Directors serve on the Board of Directors of this subcontractor. The Company’s Director is also the Managing Partner of a venture fund which is a 52% shareholder of this subcontractor.

     For the years ended December 31, 2001, 2000, and 1999, the Company paid approximately $851,000, $459,000 and $136,000, respectively, to a third party contractor that provides consultants for computer programming services. The father of the Chairman and Chief Executive Officer of the Company is a 43% shareholder of this contractor.

12.  CUSTOMER AND GEOGRAPHIC INFORMATION:

     For the year ended December 31, 2001, the Company derived approximately 41% and 10% of its revenue from its two largest customers. In the year ended December 31, 2000, the Company derived approximately 31%, 11% and 10% of its revenues from its three largest customers. In the year ended December 31, 1999, the Company derived approximately 26% and 11% of its revenues from its two largest customers.

     See Note 1 for a brief description of the Company’s business. The Company is organized by geographic locations and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. Operating income consists of total revenues recorded in the location less operating expenses and does not include interest income, other expense or income taxes. This data is presented in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”.

                                          YEAR ENDED DECEMBER 31,
                          ----------------------------------------------------
                                 2001              2000               1999
                          ----------------- -----------------  ---------------
Revenues:
United States.........    $    182,034,000  $     163,998,000     $132,259,000
All Other.............          42,613,000         50,328,000       40,426,000
                          ----------------  -----------------     ------------
                          $    224,647,000  $     214,326,000     $172,685,000
                          ================  =================     ============
Identifiable assets:
United States.........    $    145,321,000  $     155,843,000     $ 94,805,000
All Other.............          21,162,000         20,060,000       29,915,000
                          ----------------  -----------------     ------------
                          $    166,483,000  $     175,903,000     $124,720,000
                          ================  =================     ============

     For segment reporting purposes, license revenues have been allocated to the sales office of the respective country in which the sale is made, although the actual contract is with the U.S. entity for legal and tax purposes.

EXHIBIT INDEX

Articles of Incorporation and By-Laws:

3.1	Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the “Commission”) on August 14, 1996)

3.1(a)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

3.1(b)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 (b) to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

3.1(c)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company Setting Forth the Terms of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 (c) to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

3.2	Amended and Restated By-laws of the Company (incorporated herein by reference to Exhibit 3 to the Company’s Current Report on Form 8-K, filed with the Commission on February 21, 2001)

Instruments Defining Rights of Security Holders, including Indentures:

4.1	Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

4.2	Registration Rights Agreement dated October 2, 1991 between the several purchasers named therein and the Company (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

4.3	Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated herein by reference to Exhibit 4.3 of Amendment 1 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

4.4	Rights Agreement dated as of February 20, 2001 between Dendrite International, Inc. and Registrar and Transfer Company, as Rights Agent, which includes, as Exhibit A the Form of Certificate of Amendment to Restated Certificate of Incorporation, as Exhibit B the Form of Rights Certificate and as Exhibit C the Form of Summary of Rights (incorporated herein by reference to Exhibit 4 of the Company’s Current Report on Form 8-K, filed with the Commission on February 21, 2001)

Material Contracts and Compensatory Plans and Arrangements:

10.1	1992 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)*

10.2	1992 Senior Management Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)*

10.3	1997 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 1997; Exhibit 4.2 to the Company’s Post Effective Amendment No. 2 to Registration Statement on Form S-8 filed with the Commission on April 21, 1998; and Exhibit A to the Company’s Proxy Statement for the 1999 Annual Meeting of Shareholders, filed with the Commission on April 16, 1999)*

10.4	1997 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Commission on April 1, 1997)*

10.5	Lease of 1200 Mount Kemble Avenue, Morristown, New Jersey (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

10.6	Form of Indemnification Agreement dated as of October 28, 1998 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1998)[1]

10.7	Amended and Restated Credit Agreement, entered into as of November 30, 1998, between the Company and The Chase Manhattan Bank, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 26, 1999)

10.8	Employment Agreement dated March 25, 1997 with John E. Bailye (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A, filed with the Commission on May 16, 1997)*

10.9	Employment Agreement dated June 2, 1997 with George T. Robson (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1997)*

10.10	Employment Agreement dated June 9, 1997 with Mark Cieplik incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1997)[1]*

10.11	Employment Agreement dated October 1, 1991 with Teresa F. Winslow (incorporated herein by reference to Exhibit 10.50 to the Company’s Registration Statement on Form S-1, filed with the Commission on February 5, 1996)[2]*

10.12	Consulting Agreement dated as of January 5, 1998 with Edward Kfoury (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 1998)

10.13	Deferred Compensation Plan dated as of September 1, 1998 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)*

10.14	Deferred Compensation Plan Trust Agreement dated as of September 1, 1998 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)*

10.15	Employment Agreement dated January 22, 1996 with Christopher J. French (incorporated herein by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 1997)[1]*

10.16	Employment Agreement dated September 20, 2000 with Michael G. Atieh (incorporated herein by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2000)[1]*

10.17	Employment Agreement dated August 7, 1997 with Kathleen Donovan (incorporated herein by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001) *

10.18	Employment Agreement dated September 8, 1998 with Christine Pellizzari (incorporated herein by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.19	Amendment to Employment Agreement dated May 26, 1999 with Mark Cieplik (incorporated herein by reference to Exhibit 10.19 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)[1]*

10.20	Amendment to Employment Agreement dated May 26, 1999 with Teresa Winslow (incorporated herein by reference to Exhibit 10.20 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)[2]*

10.21	Amendment to Employment Agreement dated May 26, 1999 with Christopher French (incorporated herein by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)[1]*

10.22	Amendment to Employment Agreement dated May 26, 1999 with George T. Robson (incorporated herein by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.23	Amendment to Employment Agreement dated January 25, 2000 with Kathleen Donovan (incorporated herein by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.24	Amendment to Employment Agreement dated August 1, 2000 with Christine Pellizzari (incorporated herein by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.25	Employment Agreement dated as of August 7, 2000 with Marc Kustoff (incorporated herein by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)[1]*

10.26	Agreement of Purchase and Sale between Dendrite International, Inc. and Townsend Property Trust Limited Partnership dated January 5, 2001 (incorporated herein by reference to Exhibit 10.26 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.27	Deed of Lease between Liberty Property Limited Partnership and Dendrite International, Inc. for Dendrite Building I of the Liberty Executive Park in Chesapeake, Virginia (incorporated herein by reference to Exhibit 10.27 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

10.28	Deed of Lease between Liberty Property Limited Partnership and Dendrite International, Inc. for Dendrite Building II of the Liberty Executive Park in Chesapeake, Virginia (incorporated herein by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

10.29	Employment Agreement (including Amendment), dated as of May 16, 2001, between Dendrite International, Inc. and Paul Zaffaroni (incorporated herein by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).*

10.30	Indemnification Agreement, dated as of October 1, 2001, between Dendrite International, Inc. and Paul Zaffaroni (incorporated herein by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).*

10.31	Employment Agreement, dated as of December 10, 2001, between Dendrite International, Inc. and Luke Beshar (incorporated herein by reference to Exhibit 10.31 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).*

10.32	Indemnification Agreement, dated as of January 22, 2002, between Dendrite International, Inc. and Luke Beshar (incorporated herein by reference to Exhibit 10.32 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).*

10.33	Employment Agreement, dated as of June 19, 1997, between Dendrite International, Inc. and Brent Cosgrove (incorporated herein by reference to Exhibit 10.33 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).*

10.34	Amendment to Employment Agreement, dated as of November 8, 2001, between Dendrite International, Inc. and Brent Cosgrove (incorporated herein by reference to Exhibit 10.34 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).*

10.35	Indemnification Agreement, dated as of November 8, 2001, between Dendrite International, Inc. and Brent Cosgrove (incorporated herein by reference to Exhibit 10.35 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).*

10.36	Agreement of Lease, dated as of February 12, 2001, between SCC II, L.L.C. and Dendrite International, Inc. (incorporated herein by reference to Exhibit 10.36 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).

10.37	First Amendment to Lease, dated as of August 17, 2001, between 1200 Mount Kemble Limited Partnership and Dendrite International, Inc. (incorporated herein by reference to Exhibit 10.37 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).

10.38	November 2001 Amendment to Credit Agreement, dated as of November 6, 2001 between Dendrite International, Inc. and The Chase Manhattan Bank, N.A. (incorporated herein by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002).

10.39	Indemnification Agreement, dated as of October 28, 1998, between Dendrite International, Inc. and John Bailye (incorporated herein by reference to Exhibit 10.39 of the Company’s Current Report on form 8-K, filed with the Commission on March 19, 2002). *

10.40	Indemnification Agreement, dated as of October 28, 1998, between Dendrite International, Inc. and George Robson (incorporated herein by reference to Exhibit 10.40 of the Company’s Current Report on form 8-K, filed with the Commission on March 19, 2002).*

10.41	Indemnification Agreement, dated as of January 25, 2001 between Dendrite International, Inc. and Christine Pellizzari (incorporated herein by reference to Exhibit 10.41 of the Company’s Current Report on form 8-K, filed with the Commission on March 19, 2002).*

10.42	Indemnification Agreement, dated as of January 25, 2001 between Dendrite International, Inc. and Kathleen Donovan (incorporated herein by reference to Exhibit 10.42 of the Company’s Current Report on form 8-K, filed with the Commission on March 19, 2002).*

Subsidiaries:

21	Subsidiaries of the Registrant

Consent of Independent Public Accountants:

23.1	Consent of Arthur Andersen LLP

*	Management contract or compensatory plan.

[1]	In connection with management structure reorganization, individual’s position no longer deemed executive officer position beginning fiscal 2002.

[2]	Ceased as executive officer.