Form 10-Q
period 2002-03-31
DENDRITE INTERNATIONAL INC
filed 2002-05-15
CIK 880321

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2002

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number  0-26138

Dendrite International, Inc.
(Exact name of registrant as specified in charter)

New Jersey	22-2786386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Mount Kemble Avenue
Morristown, NJ 07960
973-425-1200

(Address, including zip code, and telephone
number (including area code) of registrant’s principal executive office)

Indicate by check mark whether the registrant:  (1)  has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  X  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: at May 3, 2002 there were 39,881,902 shares of common stock outstanding.

DENDRITE INTERNATIONAL, INC.

INDEX

PAGE NO

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements (unaudited)	3

Consolidated Statements of Operations Three months ended March 31, 2002 and 2001	3

Consolidated Balance Sheets March 31, 2002 and December 31, 2001	4

Consolidated Statements of Cash Flows Three months ended March 31, 2002 and 2001	5

Notes to Unaudited Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II.	OTHER INFORMATION	16

ITEM 5.	Other Information	16

ITEM 6.	Exhibits and Reports on Form 8-K	16

Signatures	17

PART I.     FINANCIAL INFORMATION ITEM 1.   Financial Statements

DENDRITE INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Revenues:
License fees	$ 3,179	$ 3,003
Services	54,264	49,809

	57,443	52,812

Cost of revenues:
Cost of license fees	924	963
Cost of services	29,227	27,099

	30,151	28,062

Gross margin	27,292	24,750

Operating expenses:
Selling, general and administrative	19,500	20,462
Research and development	2,629	2,867

	22,129	23,329

Operating income	5,163	1,421
Interest income	304	926
Other income/(expense)	57	(26)

Income before income	5,524	2,321
Income taxes	1,989	836

Net income	$ 3,535	$ 1,485

Net income per share:
Basic	$ .09	$ .04

Diluted	$ .09	$ .04

Shares used in computing net income
per share:
Basic	39,713	40,249

Diluted	40,216	41,159

The accompanying notes are an integral part of these statements.

DENDRITE INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	March 31, 2002	December 31, 2001
Assets
Current Assets:
Cash and cash equivalents	$ 63,600	$ 65,494
Short-term investments	6,355	6,383
Accounts receivable, net	32,691	35,009
Prepaid expenses and other	5,951	5,258
Prepaid taxes	3,540	3,888
Deferred taxes	6,106	6,106

Total current assets	118,243	122,138

Property and equipment, net	25,993	23,594
Facility held for sale	8,732	8,732
Other assets	100	100
Goodwill, net	4,830	4,830
Capitalized software development costs, net	5,463	5,518
Deferred taxes	1,571	1,571

	$ 164,932	$ 166,483

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$ 3,228	$ 2,455
Accrued compensation and benefits	5,081	6,024
Other accrued expenses	13,211	16,241
Accrued restructuring charge	2,551	2,950
Deferred rent	29	--
Deferred revenues	7,510	9,479

Total current liabilities	31,610	37,149

Other non-current liabilities	517	487

Stockholders’ Equity
Preferred Stock, no par value, 10,000,000 shares
authorized, none issued	--	--
Common Stock, no par value, 150,000,000 shares authorized,
41,707,375 and 41,598,923 shares issued; 39,762,175 and
39,653,723 shares outstanding	90,215	89,613
Retained earnings	65,013	61,478
Deferred compensation	(108)	(133)
Accumulated other comprehensive loss	(2,908)	(2,704)
Less treasury stock, at cost	(19,407)	(19,407)

Total stockholders' equity	132,805	128,847

	$ 164,932	$ 166,483

The accompanying notes are an integral part of these statements.

DENDRITE INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2002	2001
Operating activities:
Net income	$ 3,535	$ 1,485
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,275	3,534
Amortization of deferred compensation	13	64
Changes in assets and liabilities, net of effect from acquisition:
Decrease in accounts receivable	2,259	14,560
Increase in prepaid expenses and other	(853)	(1,539)
Increase in other assets	--	(17)
Decrease (increase) in prepaid income taxes	440	(1,916)
(Decrease) increase in accounts payable and accrued expenses	(3,086)	1,614
Increase (decrease) in deferred rent	29	(25)
Decrease in accrued restructuring charge	(399)	--
(Decrease) increase in deferred revenues	(1,926)	2,472
Increase in other non-current liabilities	46	--

Net cash provided by operating activities	3,333	20,232

Investing activities:
Purchases of short-term investments	(6,354)	(10,876)
Sales of short-term investments	6,382	7,585
Purchases of property and equipment	(4,914)	(1,532)
Additions to capitalized software development costs	(593)	(817)

Net cash used in investing activities	(5,479)	(5,640)

Financing activities:
Purchase of treasury stock	--	(9,996)
Issuance of common stock	514	1,980

Net cash provided by (used in) financing activities	514	(8,016)

Effect of exchange rate changes on cash	(262)	(110)

Net (decrease) increase in cash and cash equivalents	(1,894)	6,466
Cash and cash equivalents, beginning of period	65,494	73,230

Cash and cash equivalents, end of period	$ 63,600	$ 79,696

The accompanying notes are an integral part of these statements.

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three month periods ended March 31, 2002 and 2001. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Our interim operating results may not be indicative of operating results for the full year.

2.  Net Income Per Share

     Basic net income per share was computed by dividing the net income for each period by the weighted average number of shares of common stock outstanding for each period. Diluted net income per share was computed by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period. For the three months ended March 31, 2002 and 2001, common stock equivalents used in computing diluted net income per share were 503,000 and 910,000 shares, respectively.

3.  Comprehensive Income

     Assets and liabilities of the Company’s wholly-owned international subsidiaries are translated at their respective year-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting translation adjustments are included as “Accumulated other comprehensive loss” and are reflected as a separate component of stockholders’ equity. Total after-tax comprehensive income for the three months ended March 31, 2002 and 2001 was $3,331,000 and $959,000, respectively.

4.  Reclassifications

     Certain prior period balances have been reclassified to conform with current year presentation.

5.  Restructuring Charge

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

     During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. This charge was reduced by $24,000 to $6,110,000 in the fourth quarter of 2001 due to the variance between the amounts originally recorded and management’s current estimate of the total costs of the restructuring. Of the restructuring charge, $2,551,000 related primarily to severance has not been paid as of March 31, 2002 and, accordingly, is classified as accrued restructuring charge in the accompanying consolidated balance sheet. The restructuring charges were based upon formal plans approved by the Company’s management using the information available at the time. Management of the Company believes this provision will be adequate to cover the costs incurred relating to the restructuring. The Company anticipates that the accrued restructuring balance of $2,551,000 as of March 31, 2002 will be paid during 2002. The activity on the accrued restructuring charge balance as of March 31, 2002 is summarized in the table below:

	Accrued Restructuring as of December 31, 2001	Cash Payments in 2002	Accrued Restructuring as of March 31, 2002

Termination payments to employees	$2,218,000	$ 134,000	$2,084,000
Facility exit costs	495,000	62,000	433,000
Contract termination and other
restructuring costs	237,000	203,000	34,000

	$2,950,000	$ 399,000	$2,551,000

6.  Customer and Geographic Segment Data

     In the three months ended March 31, 2002, the Company derived approximately 49% of its revenues from its two largest customers. In the three months ended March 31, 2001, the Company derived approximately 43% of its revenues from its two largest customers.

     The Company is organized by geographic locations and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. Operating income consists of total revenues recorded in the location less operating expenses and does not include interest income, other expense or income taxes. This data is presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information”.

	For the Three Months Ended March 31,
	2002	2001
Revenues:
United States	$ 46,805,000	$ 41,742,000
All Other	10,638,000	11,070,000

	$ 57,443,000	$ 52,812,000

	March 31, 2002	December 31, 2001
Identifiable assets:
United States	$139,664,000	$145,321,000
All Other	25,268,000	21,162,000

	$164,932,000	$166,483,000

     For segment reporting purposes, license revenues have been allocated to the sales office of the respective country in which the sale is made, although the actual contract is with the U.S. entity for legal and tax purposes.

7.  Impact Of Recently Issued Accounting Standards

     Effective July 1, 2001 the Company adopted SFAS No. 141, “Business Combinations” (SFAS No. 141) and effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS No. 121) which was superceded by SFAS No. 144, “Accounting for Impairment of Long-Lived Assets” (SFAS 144). Based on the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002. The Company intends to conduct its annual impairment testing of goodwill during the fourth quarter of each year.

     Intangible assets with identifiable useful lives that are subject to amortization consist of developed capitalized software development costs. Accumulated amortization related to developed capitalized software development costs was $9,996,000 and $9,348,000 at March 31, 2002 and December 31, 2001, respectively.

     Aggregate annual amortization expense for intangible assets is estimated to be:

Year ending December 31,
2002	$2,601,000
2003	2,048,000
2004	1,264,000
2005	198,000
2006	--
2007 and thereafter	--

$6,111,000

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2002.

The pro forma results of operations for the three months ended March 31, 2001 assuming the provisions of SFAS No. 142 were applied as follows:

March 31, 2001

Income from continuing operations (as reported)	$ 1,485,000
Add back amortization of goodwill, net of income tax effect	380,000

Adjusted income from continuing operations	$ 1,865,000

Basic and diluted net loss per common share:
Income from continuing operations (as reported)	$ .04
Add back amortization of goodwill, net of income tax effect	.01

Adjusted income from continuing operations	$ .05

     In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-lived Assets.”  SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of,” and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002, and as a result, the adoption did not have an impact on the Company’s financial position or results of operations.

     In November 2001, the Financial Accounting Standards Board issued Emerging Issues Task Force Rule No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred”  (“EITF 01-14”). EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as cost of services in the income statement.

     The Company applied EITF 01-14 for the quarter ended March 31, 2002 and, as required, has also reclassified comparative financial information for the quarter ended March 31, 2001. The impact of applying this pronouncement was to increase revenues and cost of services by $1,532,000 for the three months ended March 31, 2002 and to increase revenues and cost of services by $933,000 for the three months ended March 31, 2001. The implementation of EITF 01-14 has no impact upon earnings.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements that we believe are within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, and which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, “looks”, “may”, “will” or similar statements or variations of such terms constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical industry. All such forward-looking statements involve risks and uncertainties, including those risks identified under “Factors That May Affect Future Operating Results”, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-Q, as more fully described under “Factors That May Affect Future Operating Results”. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

OVERVIEW

     In 1991, Dendrite succeeded a business co-founded in 1986 by John E. Bailye, the Company’s Chairman and Chief Executive Officer. The business was established to provide sales force automation solutions, which has expanded into our current solutions offerings. These solutions enable companies to manage, coordinate, and control the activities of large sales forces in complex selling environments, primarily in the pharmaceutical industry. Today, our solutions combine software products with a wide range of specialized support services. These services include software implementation, technical and hardware support, and sales force support. We also offer analytical and consulting services and clinical trial services. We develop, implement, and service sales force software products through our own sales, support, and technical personnel located in 29 offices worldwide.

     The United States, the United Kingdom, France and Japan are currently our main markets. We bill services provided by our foreign branches and subsidiaries in local currencies. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period. We generated approximately 19% and 21% of our total revenues outside the United States during the three months ended March 31, 2002 and 2001, respectively. Our operating profits by geographic segment are shown in Note 5 of the “Notes to Unaudited Consolidated Financial Statements.”

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

     The Company charges customers license fees to use its proprietary computer software. Customers generally pay one-time fees for perpetual licenses based upon the number of users, territory covered, and the particular software licensed by the customer. The Company generally recognizes license fees as revenue using the percentage-of-completion method over a period of time that commences with the execution of the license agreement and ends when the product configuration is complete and it is ready for use in the field. This period of time usually includes initial configuration and concludes with quality assurance and testing. When there is no initial configuration, the Company generally recognizes the license fees from those products upon delivery as the services to be provided are not essential to the functionality of the software. Additionally, license revenues will be recognized immediately when the user count for previously delivered software increases. The Company’s software maintenance usually begins immediately after an initial warranty period. The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized as maintenance revenue ratably over the warranty period. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, delivery has occurred, the license amount is fixed or determinable and collectability is probable.

     The Company recognizes license fees as revenue from certain third party software products, which are embedded into the Company’s products. These license fees are recognized as revenue using the percentage-of-completion method over a period of time that commences with the execution of the license agreement and ends when the product configuration is completed and ready for use by the customer. The cost of third party software is included in the cost of license fees in the accompanying consolidated statements of operations.

     Sales force support services are generally provided under multi-year contracts. The contracts specify the payment terms, which are generally over the term of the contract and generally provide for termination in the event of breach, as defined in the respective contract. Service revenues consist primarily of facilities management, configuration, training and software maintenance. Facilities management represents charges for help desk, data center and project management, and are recognized on a monthly basis as services are performed. Configuration includes initial implementation services following sales of new software products to customers, as well as revenues relating to work orders to perform configuration services for previously purchased software. Configuration revenue is recognized as services are performed, when the related billings are on a time and materials basis, and using the percentage-of-completion method for fixed fee configuration or implementation contracts. Training revenue is recognized as the services are performed. Software maintenance revenue is recognized ratably over the term of the contract, generally one year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     REVENUES.   Total revenues increased to $57,443,000 in the three months ended March 31, 2002, up $4,631,000 or 9% from $52,812,000 in the three months ended March 31, 2001.

     License fee revenues increased to $3,179,000 in the three months ended March 31, 2002, up $176,000 or 6% from $3,003,000 in the three months ended March 31, 2001. License fee revenues as a percentage of total revenues remained the same at 6%. License fees are, by nature, non-recurring items. The majority of license fees recognized during the three months ended March 31, 2002 resulted from our performance of services related to licenses being recognized using the percentage-of-completion method.

     Service revenues increased to $54,264,000 in the three months ended March 31, 2002, up $4,455,000 or 9% from $49,809,000 in the three months ended March 31, 2001. Service revenues as a percentage of total revenues remained constant at 94% in the three months ended March 31, 2002. The increase in service revenues related to growth within our traditional business of approximately $3,500,000 and growth in our clinical services business of approximately $2,500,000. These increases in revenue were partially offset by a one-time payment during the three months ended March 31, 2001 relating to a contractual adjustment from an existing customer that had merged with another company.

     COST OF REVENUES.   Total cost of revenues increased to $30,151,000 in the three months ended March 31, 2002, up $2,089,000 or 7% from $28,062,000 in the three months ended March 31, 2001.

     Cost of license fees decreased to $924,000 in the three months ended March 31, 2002 down $39,000 or 4% from $963,000 in the three months ended March 31, 2001. Cost of license fees for the three months ended March 31, 2002 is comprised of the amortization of capitalized software development costs of $648,000 and third party vendor license fees of $276,000. Cost of license fees for the same period in 2001 is comprised of the amortization of purchased software and capitalized software development costs of $805,000 and third party vendor license fees of $158,000. The decrease in the amortization of capitalized software development costs in the three months ended March 31, 2002 was primarily due to the charge for impairment of purchased capitalized software that was recorded during the second quarter of 2001. The costs associated with third party vendor license fees increased due to an upgrade purchased by an existing customer during the three months ended March 31, 2002.

     Cost of services increased to $29,227,000 in the three months ended March 31, 2002, up $2,128,000 or 8% from $27,099,000 in the three months ended March 31, 2001. This increase was due primarily to the corresponding increase in service revenue during the period.

     Total gross margin was 48% for the three months ended March 31, 2002 compared with 47% for the three months ended March 31, 2001. Excluding the impact of recording reimbursable out-of-pocket expenses within service revenue and cost of services, the gross margin would have been 49% during the three months ended March 31, 2002. Excluding the reimbursable out-of-pocket expenses within service revenue and cost of services and the one-time payment during the three months ended March 31, 2001, relating to a contractual adjustment from an existing customer that had merged with another company, the gross margin would have been 46% for the three months ended March 31, 2001. The improvement in gross margin during the three month period ended March 31, 2002 was due to efficiencies gained from the Company’s restructuring plan that took place during 2001.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES.   SG&A expenses decreased to $19,500,000 in the three months ended March 31, 2002, down $962,000 or 5% from $20,462,000 in the three months ended March 31, 2001. As a percentage of revenues, SG&A expenses decreased to 34% in the three months ended March 31, 2002, as compared to 39% in the three months ended March 31, 2001. The decrease in SG&A expenses was primarily attributable to the implementation of the FASB’s Statement of Financial Accounting Standards No. 142, which resulted in a reduction of goodwill amortization expenses of approximately $594,000 for the three months ended March 31, 2002. The decrease in SG&A expenses was also impacted by operating efficiencies achieved during the period as the result of our corporate restructuring plan.

     RESEARCH AND DEVELOPMENT (R&D) EXPENSES.   R&D expenses decreased to $2,629,000 in the three months ended March 31, 2001 down $238,000 or 8% from $2,867,000 in the three months ended March 31, 2001. As a percentage of revenues, R&D expenses were consistent at 5% in the three month period ended March 31, 2002 and March 31, 2001.

     INTEREST INCOME.  Interest income decreased to $304,000 in the three months ended March 31, 2002, down $622,000 or 67% from $926,000 in the three months ended March 31, 2001. The overall decrease related to a lower balance of investable cash on hand, which resulted from our purchases of treasury stock and our investments in new facilities during 2001. Additionally, lower short term interest rates versus last year adversely impacted interest income during the three months ended March 31, 2002.

     PROVISION FOR INCOME TAXES.   The effective tax rate remained the same at 36% in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We finance our operations primarily through cash generated by operations. Net cash provided by operating activities was $3,333,000 for the three months ended March 31, 2002, compared to $20,232,000 for the three months ended March 31, 2001. This decrease in cash provided by operating activities was due primarily to cash generated from the reduction of accounts receivable during the three months ended March 31, 2001, due to the collection of an unusually high accounts receivable balance as of December 31, 2000. Cash provided by operating activities during the three months ended March 31, 2002 was roughly in line with net income for the period of $3,535,000.

     Cash used in investing activities remained fairly consistent at $5,479,000 in the three months ended March 31, 2002 compared to $5,640,000 in the three months ended March 31, 2001. Cash used in investing activities during the three months ended March 31, 2002 primarily related to unusually high capital expenditures which were necessary to fund the completion of our new facilities. Cash used in investing activities during the three months ended March 31, 2001 primarily related to net purchases of short term investments, and also included a normal level of capital expenditures.

     Cash provided by financing activities was $514,000 in the three months ended March 31, 2002 compared to cash used in financing activities of $8,016,000 in the three months ended March 31, 2001. The difference of $8,530,000 was due primarily to purchases of treasury stock under the stock repurchase program announced on January 31, 2001 for approximately $10,000,000 during the three months ended March 31, 2001. The remaining difference primarily relates to an overall decrease in the level of stock option exercises for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

     We maintain a $15.0 million revolving line of credit agreement with JP Morgan Chase, N.A. The agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to $105,000,000 plus 50% of our net income earned after January 1, 2002 and 75% of the net proceeds to us of any stock offerings after September 30, 2001 (as defined in the agreement). This covenant effectively limits the amount of cash dividends we may pay. The credit facility expires on November 30, 2002. There were no borrowings outstanding under the agreement and we were in compliance with all of our covenant obligations as of March 31, 2002 and December 31, 2001.

     As of March 31, 2002, we did not have any material commitments for capital expenditures. Our principal commitments at March 31, 2002 consisted primarily of obligations under operating leases. These leases provide for us to make aggregate guaranteed payments in the following estimated amounts:

Year ending December 31,
2002	$6,472,000
2003	7,599,000
2004	6,069,000
2005	3,943,000
2006	3,944,000
2007 and thereafter	11,601,000

$39,628,000

     As of March 31, 2002, letters of credit for approximately $500,000 were outstanding.

     At March 31, 2002, our working capital was approximately $86,633,000. Total cash and investments were 42% of total assets as of March 31, 2002 compared with 43% as of March 31, 2001. The Company’s days sales outstanding in accounts receivable was 51 days as of March 31, 2002 compared with 60 days as of March 31, 2001. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our currently projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, for the next twelve months.

     We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OUR BUSINESS IS HEAVILY DEPENDENT ON THE PHARMACEUTICAL INDUSTRY

     Most of our customer relationship management (“CRM”) and sales force effectiveness (“SFE”) products and services are currently used in connection with the marketing and sale of prescription-only drugs. This market is undergoing a number of significant changes. These include:

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

PROBLEMS IN THE TRANSITION OF OUR INTERNAL JOB-COST AND FINANCIAL SYSTEMS MAY NEGATIVELY IMPACT OUR ABILITY TO TIMELY REPORT ACCURATE FINANCIAL RESULTS FOR THE THIRD QUARTER 2002, BILL OUR CUSTOMERS AND PAY OUR VENDORS

     We are currently transitioning our internal job-cost and financial systems for our U.S. operations to an Oracle-based system. The actual transfer to Oracle is currently planned to occur in August 2002. While we are taking significant measures to ensure a successful transition, we cannot assure you that, despite our efforts, the transition will be free from problems. Problems in the implementation could impact our ability to timely report accurate financial results for the third quarter of 2002 and could also negatively impact our ability to bill our customers and pay our vendors in a timely manner. Accordingly, we cannot assure you that the transition of our internal job-cost and financial systems will have no material adverse effect on our business, operating results or financial condition.

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

INCREASED COMPETITION MAY RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES

     There are a number of other companies that sell CRM and SFE products and related services that specifically target the pharmaceutical industry, including competitors that are actively selling CRM and SFE software products in more than one country and competitors that also offer CRM and SFE support services. Some of our competitors and potential competitors are part of large corporate groups and have significantly greater financial, sales, marketing, technology and other resources than we have.

     While we believe that the CRM and SFE software products and/or services offered by most of our competitors do not address the variety of pharmaceutical customer needs that our solutions address, increased competition may require us to reduce the prices for our products and services. Increased competition may also result in decreased demand for our products and services. We face similar risks from the competition of vendors that market and sell CRM and SFE solutions in the consumer packaged goods (“CPG”) market.

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

     Any one of these factors can lead to price reductions and/or decreased demand and we cannot assure you that we will be able to continue to compete successfully or that competition will not have a material adverse effect on our business, operating results or financial condition.

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

AN INABILITY TO MANAGE OUR GROWTH COULD ADVERSELY AFFECT OUR BUSINESS

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

IF OUR THIRD-PARTY VENDORS ARE UNABLE TO SUCCESSFULLY RESPOND TO TECHNOLOGICAL CHANGE OR IF WE DO NOT MAINTAIN OUR RELATIONSHIPS WITH THIRD-PARTY VENDORS, INTERRUPTIONS IN THE SUPPLY OF OUR PRODUCTS MAY RESULT

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

CATASTROPHIC EVENTS COULD NEGATIVELY AFFECT OUR INFORMATION TECHNOLOGY INFRASTRUCTURE

     The efficient operation of our business, and ultimately our operating performance, depends on the uninterrupted use of our critical business and information technology systems. Many of these systems require the use of specialized hardware and other equipment that is not readily available. Although we maintain these systems at more than one location, a natural disaster, a fire or other catastrophic event at any of these locations could result in the destruction of these systems. In such an event, the replacement of these systems and restoration of the archived data and normal operation of our business could take several days to several weeks. During the intervening period when our critical business and information technology systems are fully or partially inoperable, our ability to conduct normal business operations could be significantly and adversely impacted and as a result our business, operating results and financial conditions could be adversely affected.

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

PART II.  OTHER INFORMATION

Item 5.  Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(i)	Exhibits

None

(ii)	Reports on Form 8-K

(a)	The Company filed a Current Report on Form 8-K on March 19, 2002, pursuant to “Item 5. Other Events” relating to certain employment agreements, indemnification agreements, leases and related amendments.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2002

By: /s/ John E. Bailye —————————————— John E. Bailye, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By: /s/ Luke M. Beshar —————————————— Luke M. Beshar, Senior Vice President and Chief Financial Officer (Principal Financial Officer)