Form 10-Q
period 2002-06-30
DENDRITE INTERNATIONAL INC
filed 2002-08-14
CIK 880321

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  X  ]   No  [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: at August 9, 2002 there were 39,843,604 shares of common stock outstanding.

DENDRITE INTERNATIONAL, INC. INDEX

PAGE NO

PART I.	FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements (Unaudited)

Consolidated Statements of Operations Three months and six months ended June 30, 2002 and 2001	3

Consolidated Balance Sheets June 30, 2002 and December 31, 2001	4

Consolidated Statements of Cash Flows Six months ended June 30, 2002 and 2001	5

Notes to Unaudited Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II.	OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders	20

ITEM 5.	Other Information	20

ITEM 6.	Exhibits and Reports on Form 8-K	20

Signatures	21

2

PART I.     FINANCIAL INFORMATION ITEM 1.  Consolidated Financial Statements.

DENDRITE INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,

	2002	2001	2002	2001

Revenues:
License fees	$ 2,306	$ 4,273	$ 5,485	$ 7,276
Services	55,306	48,674	109,570	98,483

	57,612	52,947	115,055	105,759

Cost of revenues:
Cost of license fees	1,007	1,198	2,251	2,161
Purchased software impairment	--	2,614	--	2,614
Cost of services	27,748	32,027	56,656	59,125

	28,755	35,839	58,907	63,900

Gross margin	28,857	17,108	56,148	41,859

Operating expenses:
Selling, general and administrative	19,488	28,632	38,987	49,095
Research and development	2,455	2,968	5,083	5,835
Restructuring charge	--	6,134	--	6,134
Asset impairment	--	9,623	--	9,623

	21,943	47,357	44,070	70,687

Operating income (loss)	6,914	(30,249)	12,078	(28,828)
Interest income	288	671	592	1,597
Other income (expense)	(21)	(58)	38	(83)

Income (loss) before income tax expense (benefit)	7,181	(29,636)	12,708	(27,314)

Income tax expense (benefit)	2,585	(10,060)	4,575	(9,224)

Net income (loss)	$ 4,596	$(19,576)	$ 8,133	$(18,090)

Net income (loss) per share:
Basic	$ 0.12	$ (0.50)	$ 0.20	$ (0.46)

Diluted	$ 0.11	$ (0.50)	$ 0.20	$ (0.46)

Shares used in computing net income (loss) per share:
Basic	39,921	39,537	39,818	39,659

Diluted	40,321	39,537	40,269	39,659

The accompanying notes are an integral part of these statements. 3

DENDRITE INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT PER SHARE DATA) (UNAUDITED)

	JUNE 30, 2002	DECEMBER 31, 2001

Assets
Current Assets:
Cash and cash equivalents	$ 55,521	$ 65,494
Short-term investments	13,389	6,383
Accounts receivable, net	35,242	35,009
Prepaid expenses and other	5,744	5,258
Prepaid taxes	3,967	3,888
Deferred taxes	6,106	6,106

Total current assets	119,969	122,138

Property and equipment, net	26,067	23,594
Facility held for sale	8,732	8,732
Other assets	700	100
Long term receivable	2,946	--
Goodwill, net	4,830	4,830
Capitalized software development costs, net	5,383	5,518
Deferred taxes	1,571	1,571

	$ 170,198	$ 166,483

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$ 1,908	$ 2,455
Accrued compensation and benefits	4,754	6,024
Other accrued expenses	14,037	16,241
Accrued restructuring charge	1,446	2,950
Deferred revenues	7,587	9,479

Total current liabilities	29,732	37,149

Other non-current liabilities	607	487
Stockholders’ Equity:
Preferred Stock, no par value, 10,000,000 shares
authorized, none issued	--	--
Common Stock, no par value, 150,000,000 shares
authorized; 42,000,683 and 41,598,923 shares issued and
40,055,483 and 39,653,723 shares outstanding	92,377	89,613
Retained earnings	69,612	61,478
Deferred compensation	(93)	(133)
Accumulated other comprehensive loss	(2,630)	(2,704)
Less treasury stock, at cost	(19,407)	(19,407)

Total stockholders’ equity	139,859	128,847

	$ 170,198	$ 166,483

The accompanying notes are an integral part of these statements. 4

DENDRITE INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,

	2002	2001

Operating activities:
Net income (loss)	$ 8,133	$(18,090)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	6,632	7,237
Asset impairment	--	12,237
Restructuring charge	--	6,134
Amortization of deferred compensation	17	145
Deferred income tax benefit	--	(6,657)
Changes in assets and liabilities:
(Increase)/decrease in accounts receivable	(2,929)	8,778
Increase in prepaid expenses and other current assets	(290)	(353)
Increase in prepaid income taxes	736	(5,618)
(Decrease)/increase in accounts payable and accrued expenses	(4,923)	12,936
Payments relating to restructuring charge	(1,504)	(1,272)
(Decrease)/increase in deferred revenues	(2,158)	1,435
Increase in other non-current liabilities	95	--

Net cash provided by operating activities	3,809	16,912

Investing activities:
Purchases of short-term investments	(13,389)	(13,847)
Sales of short-term investments	6,383	9,595
Increase in other non-current assets	(600)	--
Purchases of property and equipment	(7,224)	(10,924)
Investment in facility held for sale	--	(10,832)
Additions to capitalized software development costs	(1,161)	(1,681)

Net cash used in investing activities	(15,991)	(27,689)

Financing activities:
Purchase of treasury stock	--	(14,495)
Issuance of common stock	2,010	2,433

Net cash provided by/(used in) financing activities	2,010	(12,062)

Effect of exchange rate changes on cash	199	(337)
Net decrease in cash and cash equivalents	(9,973)	(23,176)
Cash and cash equivalents, beginning of period	65,494	73,230

Cash and cash equivalents, end of period	$ 55,521	$ 50,054

The accompanying notes are an integral part of these statements. 5

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and six month periods ended June 30, 2002 and 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Our interim operating results may not be indicative of operating results for the full year.

2.  Net Income (Loss) Per Share

     Basic net income (loss) per share was computed by dividing the net income (loss) for each period by the weighted average number of shares of common stock outstanding for each period. Diluted net income per share was computed by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period. For the three and six month periods ended June 30, 2002, common stock equivalents used in computing diluted net income per share were 400,000 and 451,000 shares, respectively. For the three and six month periods ended June 30, 2001, common stock equivalents were anti-dilutive and were therefore excluded from the computation of diluted net loss per share.

3.  Comprehensive Income

     Assets and liabilities of the Company’s wholly-owned international subsidiaries are translated at their respective period-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting translation adjustments are included as “Accumulated other comprehensive loss” and are reflected as a separate component of stockholders’ equity. Total after-tax comprehensive income for the three months ended June 30, 2002 was $4,874,000 compared to total after-tax comprehensive loss of $19,782,000 for the three months ended June 30, 2001. Total after-tax comprehensive income for the six months ended June 30, 2002 was $8,207,000 compared to total after-tax comprehensive loss of $18,822,000 for the six months ended June 30, 2001.

4.  Reclassifications

     Certain prior period balances have been reclassified to conform with current year presentation.

5.  Restructuring Charge

     On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. The restructuring plan consisted of the resizing of the Company’s personnel by a reduction of 155 employees and the elimination of 35 independent contractors across various departments in the United States and Europe as well as 192 additional personnel associated with the restructuring of the Company’s facility in Stroudsburg, PA. The Stroudsburg, PA operations have been substantially relocated to the Company’s facilities in New Jersey, Virginia and a new facility in Bethlehem, PA. The exit costs have been included in the restructuring charge while the moving and other start-up costs are not included in this restructuring charge and are being expensed as incurred.

     During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. This charge was reduced by $24,000 to $6,110,000 in the fourth quarter of 2001 due to the variance between the amounts originally recorded and management’s current estimate of the total costs of the restructuring. Of the restructuring charge, $1,446,000 related primarily to severance has not been paid as of June 30, 2002 and, accordingly, is classified as accrued restructuring charge in the accompanying consolidated balance sheet. The restructuring charges were based upon formal plans approved by the Company’s management using the information available at the time. Management of the Company believes this provision will be adequate to cover the costs incurred relating to the restructuring. The Company anticipates that the accrued restructuring balance of $1,446,000 as of June 30, 2002 will be paid during 2002. The activity on the accrued restructuring charge balance as of June 30, 2002 is summarized in the table below:

	Accrued Restructuring as of December 31, 2001	Cash Payments in 2002	Accrued Restructuring as of June 30, 2002

Termination payments to employees	$2,218,000	$1,040,000	$1,178,000
Facility exit costs	495,000	227,000	268,000
Contract termination and other
restructuring costs	237,000	237,000	--

	$2,950,000	$1,504,000	$1,446,000

6

6.  Customer and Geographic Segment Data

     In the three months ended June 30, 2002, the Company derived approximately 46% of its revenues from its two largest customers. In the three months ended June 30, 2001, the Company derived approximately 51% of its revenues from its two largest customers. In the six months ended June 30, 2002, the Company derived approximately 55% of its revenues from its three largest customers. In the six months ended June 30, 2001, the Company derived approximately 47% of its revenues from its two largest customers.

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

	For the three months ended June 30,		For the six months ended June 30,

	2002	2001	2002	2001

Revenues:
United States	$ 46,671,000	$ 41,900,000	$ 93,476,000	$ 83,642,000
All Other	10,941,000	11,047,000	21,579,000	22,117,000

	$ 57,612,000	$ 52,947,000	$ 115,055,000	$ 105,759,000

Operating income
(loss):
United States	$ 5,234,000	$(29,331,000)	$ 8,499,000	$(26,622,000)
All Other	1,680,000	(918,000)	3,579,000	(2,206,000)

	$ 6,914,000	$(30,249,000)	$ 12,078,000	$(28,828,000)

	June 30, 2002	December 31, 2001

Identifiable assets:
United States	$148,901,000	$145,321,000
All Other	21,297,000	21,162,000

	$170,198,000	$166,483,000

     For segment reporting purposes, license revenues have been allocated to the sales office of the respective country in which the sale is made, although the actual contract is with the U.S. entity for legal and tax purposes.

7.   Impact of Recently Issued Accounting Pronouncements

     Effective July 1, 2001 the Company adopted SFAS No. 141, “Business Combinations” (SFAS No. 141) and effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS No. 121) which was superceded by SFAS No. 144, “Accounting for Impairment of Long-Lived Assets" (SFAS No. 144). Based on the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002. The Company intends to conduct its annual impairment testing of goodwill on October 1 each year.

     Intangible assets with identifiable useful lives that are subject to amortization consist of developed capitalized software development costs. Accumulated amortization related to developed capitalized software development costs was $10,644,000 and $9,348,000 at June 30, 2002 and December 31, 2001, respectively.

     Aggregate annual amortization expense for intangible assets is estimated to be:

Year ending December 31,
2002	$2,601,000
2003	2,237,000
2004	1,453,000
2005	387,000
2006 and thereafter	--

There were no changes in the carrying amount of goodwill during the six months ended June 30, 2002. 7

The pro forma results of operations for the three months and six months ended June 30, 2001 assuming the provisions of SFAS No. 142 had been applied are as follows:

	Three months ended June 30, 2001	Six months ended June 30, 2001

Net loss (as reported)	$(19,576,000)	$(18,090,000)
Add back amortization of goodwill, net of income tax effect	323,000	730,000

Adjusted net loss	$(19,253,000)	$(17,360,000)

Basic and diluted net loss per common share:
Net loss (as reported)	$ (0.50)	$ 0.46
Add back amortization of goodwill, net of income tax effect	$ 0.01	$ 0.02

Adjusted net loss	$ (0.49)	$ (0.44)

     In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of”, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002, which did not have an impact on the Company’s financial position or results of operations.

     In November 2001, the FASB issued Emerging Issues Task Force Rule No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as cost of services in the income statement. The Company applied EITF 01-14 for the period ended June 30, 2002 and, as required, has also reclassified comparative financial information for the period ended June 30, 2001. The impact of applying this pronouncement was to increase revenues and cost of services by $1,444,000 and $2,976,000 for the three months and six months ended June 30, 2002, respectively, and to increase revenues and cost of services by $985,000 and $1,917,000 for the three months and six months ended June 30, 2001, respectively. The implementation of EITF 01-14 has no impact upon earnings.

8.  Long Term Receivable

     During the second quarter of 2002, the Company recorded a long term receivable of $2,946,000 from a major U.S. pharmaceutical company as part of a five-year contract. The Company expects that this long term receivable will grow to approximately $6,700,000 by December 31, 2002 and will be paid beginning in January 2003 through January 2005 as the maturities come due. The Company has imputed interest and accordingly, interest income will be recognized as earned within interest income on the Consolidated Statement of Operations.

9.  Note Receivable to Officer of the Company

     In May 2002, the Company entered into a note receivable with an officer of the Company in the amount of $500,000 in connection with his relocation. The principal is fully secured and payable in four installments through December 31, 2005. Interest will be calculated on the principal balance and paid with each installment payment at a rate equal to 7.25% per annum. The note receivable is included within Other Assets on the accompanying Consolidated Balance Sheet.

10.  Subsequent Events

     In July 2002, the State of New Jersey enacted new tax legislation that will adversely impact the effective state tax rate of most companies operating in New Jersey. This legislation is retroactive to January 1, 2002. It is estimated that the effect of this legislation will increase the Company’s effective tax rate from 36% to 40% for the 2002 tax year. In accordance with SFAS No. 109 “Accounting for Income Taxes,” the tax provision for the three months ending September 30, 2002 will reflect the retroactive impact of the higher effective tax rate for the six months ended June 30, 2002 as well as a provision on the current quarter pre-tax earnings of approximately 40%. The retroactive impact on the six months ended June 30, 2002 will result in approximately $508,000 of additional income tax expense in the three months ending September 30, 2002.

     On July 31, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to $20,000,000 of its outstanding common stock over a two-year period (the “2002 Stock Repurchase Plan”). Under the 2002 Stock Repurchase Plan the Company will repurchase shares on the open market or in privately negotiated transactions from time to time. Repurchases of stock under the 2002 Stock Repurchase Plan are at management’s discretion, depending upon price and availability. The repurchased shares are held as treasury stock, which may be used to satisfy the Company’s current and near term requirements under its equity incentive and other benefit plans and for other corporate purposes. Through August 9, 2002, the Company has repurchased 277,500 shares of Company common stock at a purchase price of $1,469,032 under the 2002 Stock Repurchase Plan.

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

OVERVIEW

     Dendrite enables pharmaceutical companies to have more of their drugs prescribed for improved patient health through the strategic optimization of their sales and marketing channels and clinical resources. Co-founded in 1986 by John E. Bailye, the Company’s Chairman and Chief Executive Officer, Dendrite was originally established to provide sales force automation solutions to the global pharmaceutical industry. These solutions allow clients to manage sales force activities in complex selling environments. Today, Dendrite also provides customer relationship management (“CRM”) solutions, advanced analytics, clinical trial services and eLearning. The Company’s solutions are combined with specialized support services such as training and implementation, technical and hardware support, as well as help desk and data center services. We develop, implement and service our products through sales, support and technical personnel located in 17 countries.

     Dendrite’s primary markets are the United States, the United Kingdom, France, and Japan. We bill services provided by our foreign branches and subsidiaries in local currencies. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period. We generated approximately 19% and 21% of our total revenues outside the United States during the six months ended June 30, 2002 and 2001, respectively. Our operating profits by geographic segment are shown in Note 6 of the “Notes to Unaudited Consolidated Financial Statements.”

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the SEC, requires companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. A critical accounting policy is one that is both important to the portrayal of the Company’s financial position and results of operations and requires management’s most difficult, subjective or complex judgments. The Company believes its critical accounting policies to be revenue recognition, accounting for impairments and income taxes.

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

     Sales force support services are generally provided under multi-year contracts. The contracts specify the payment terms, which are generally over the term of the contract and generally provide for termination in the event of breach, as defined in the respective contract. Service revenues consist primarily of facilities management, configuration, training and software maintenance. Facilities management represents charges for help desk, data center and project management, and are recognized on a monthly basis as services are performed. Configuration includes initial implementation services following sales of new software products to customers, as well as revenues relating to work orders to perform configuration services for previously purchased software. Configuration revenue is recognized as services are performed when the related billings are on a time and materials basis, and using the percentage-of-completion method for fixed fee configuration or implementation contracts. Training revenue is recognized as the services are performed. Software maintenance revenue is recognized ratably over the term of the contract, generally one year.

     We review goodwill for impairment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Goodwill is tested for impairment at least annually. Additionally, if an event occurs or circumstances change, and it is more likely than not that an impairment has occurred, we will perform an interim test for goodwill impairment. We have chosen October 1 as the date to review our existing goodwill for impairment on an annual basis. SFAS No. 142 requires that an initial impairment test be performed upon implementation on January 1, 2002. We have only one reportable segment and one reporting unit. Therefore, impairment is tested at the entity level. Based upon the excess of the Company’s fair value over its net book value at January 1, 2002, there was no indication of an impairment to goodwill and therefore, no impairment was recorded upon implementation of SFAS No. 142. We will test goodwill for impairment again on October 1, 2002, provided that there is no indication of impairment during an interim period.

     We review our long-lived assets excluding goodwill for impairment pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Our long-lived assets, excluding goodwill, consist primarily of property and equipment, a facility held for sale, a long term receivable and capitalized software development costs. Our facility held for sale is carried at its estimated fair value less selling costs. All other long-lived assets, excluding goodwill, are classified as held and used. These assets are tested for recoverability whenever events or changes in circumstances indicate that the respective carrying amount may not be recoverable.

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company periodically reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences, all of which require significant management judgments. Although realization is not assured, management believes it is more likely than not that the recorded net deferred tax asset will be realized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

     REVENUES.   Total revenues increased to $57,612,000 in the three months ended June 30, 2002, up $4,665,000 or 9% from revenues of $52,947,000 in the three months ended June 30, 2001.

     License fee revenues decreased to $2,306,000 in the three months ended June 30, 2002, a decrease of $1,967,000 or 46% from $4,273,000 in the three months ended June 30, 2001. License fee revenues as a percentage of total revenues were 4% in the three months ended June 30, 2002, as compared to 8% in the three months ended June 30, 2001. License fees are, by nature, non-recurring items. The majority of license fees recognized during the three months ended June 30, 2002 resulted from our performance of services related to licenses being recognized using the percentage-of-completion method.

     Service revenues increased to $55,306,000 in the three months ended June 30, 2002, up $6,632,000 or 14% from $48,674,000 in the three months ended June 30, 2001. Service revenues as a percentage of total revenues were 96% in the three months ended June 30, 2002, as compared to 92% in the three months ended June 30, 2001. The increase in service revenues related to growth within our traditional business and growth in our clinical services business.

     COST OF REVENUES.  Total cost of revenues decreased to $28,755,000 in the three months ended June 30, 2002, down $7,084,000 or 20% from $35,839,000 in the three months ended June 30, 2001.

     Cost of license fees decreased to $1,007,000 in the three months ended June 30, 2002, down $191,000 or 16% from $1,198,000 in the three months ended June 30, 2001. Cost of license fees for the three months ended June 30, 2002 is comprised of the amortization of capitalized software development costs of $648,000 and third party vendor license fees of $359,000. Cost of license fees for the same period in 2001 is comprised of the amortization of purchased software and capitalized software development costs of $884,000 and third party vendor license fees of $314,000. The decrease in the amortization of capitalized software development costs in the three months ended June 30, 2002 was primarily due to the charge for impairment of purchased capitalized software that was recorded during the second quarter of 2001.

     During the three months ended June 30, 2001, the Company recorded an impairment charge of $2,614,000 related to its purchased capitalized software costs from its acquisitions of Analytika, Inc. (“Analytika”) and Associated Business Computing, N.V. (“ABC”). These operations have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected discounted future cash flows of these operations were substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the undiscounted cash flows expected to be derived from these operations.

     Cost of services decreased to $27,748,000 in the three months ended June 30, 2002, down $4,279,000 or 13% from $32,027,000 in the three months ended June 30, 2001. This decrease was primarily due to $3,053,000 of non-recurring costs recorded in the three months ended June 30, 2001, which related to the recognition of future losses on selected contracts for which we expected the costs of providing the future services would exceed the revenue to be received from the performance of the services which was identified while examining the restructuring of our Stroudsburg, PA facility. The remaining decrease in cost of services was primarily due to efficiencies gained from the Company’s restructuring plan and the relocation of certain services to locations with lower operating expenses that took place during 2001.

     Total gross margin for the three months ended June 30, 2002 was 50%, up from 32% for the three months ended June 30, 2001. The margin was impacted significantly by the $2,614,000 asset impairment and $3,053,000 of non-recurring costs within costs of services that occurred in the three months ended June 30, 2001. If not for the effects of these items, the gross margin would have been 43% for the three months ended June 30, 2001. The improvement in gross margin during the three month period ended June 30, 2002 was due to a favorable mix shift within our services business and the efficiencies gained from the Company’s restructuring plan and the relocation of certain services to locations with lower operating expenses that took place during 2001.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES.   SG&A expenses decreased to $19,488,000 in the three months ended June 30, 2002, down $9,144,000 or 32% from $28,632,000 in the three months ended June 30, 2001. As a percentage of revenues, SG&A expenses decreased to 34% in the three months ended June 30, 2002, down from 54% in the three months ended June 30, 2001. The decrease in SG&A expenses for the period ended June 30, 2002 was partially attributable to approximately $2,800,000 of non-recurring costs incurred during the three months ended June 30, 2001, which related to the transition of services from the Company’s New Jersey facility to its new facility in Chesapeake, Virginia. Excluding these costs, SG&A would have been $25,779,000 for the three months ended June 30, 2001, which would have resulted in a decrease of $6,291,000 or 24% for the three months ended June 30, 2002. The remaining decrease was primarily attributable to $2,000,000 of costs associated with the Company’s Customer Relationship Management (“CRM”) launch in partnership with Oracle Corporation during the three months ended June 30, 2001, an improvement in operating efficiencies, a decrease in management bonuses in the three months ended June 30, 2002 and the implementation of SFAS No. 142, which resulted in a reduction of goodwill amortization expenses of approximately $500,000 for the three months ended June 30, 2002.

     RESEARCH AND DEVELOPMENT (R&D) EXPENSES.   R&D expenses decreased to $2,455,000 in the three months ended June 30, 2002, down $513,000 or 17% from $2,968,000 in the three months ended June 30, 2001. As a percentage of revenues, R&D expenses decreased to 4% in the three months ended June 30, 2002, down from 6% in the three months ended June 30, 2001. This decrease was principally due to reduced payroll and related costs of $523,000 during the three months ended June 30, 2002.

     RESTRUCTURING CHARGE.   On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. The restructuring plan consists of the resizing of the Company’s personnel as well as the restructuring of its facility located in Stroudsburg, PA. The Stroudsburg, PA operations have been substantially relocated to the Company’s facilities in New Jersey, Virginia and a new facility in Bethlehem, PA. The exit costs have been included in the restructuring charge while the moving and other start up costs were not included in this restructuring charge and will continue to be expensed as incurred. During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. The restructuring charges were determined based upon formal plans approved by the Company’s management.

     ASSET IMPAIRMENT.   During the second quarter of 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. Based upon this review, during the second quarter of 2001, the Company wrote off $3,450,000 of cost method investments it had in two start-up ventures due to a permanent impairment in the fair value of these investments. These entities experienced difficulty in raising the additional capital necessary to fund their start-up activities and the situation at both became especially severe in the second quarter of 2001.

     In connection with the Company’s announcement on June 14, 2001, relative to its partnership with Oracle Corporation to market an integrated CRM solution to meet the specialized needs of the worldwide pharmaceutical industry, the Company’s vision and product platform changed. The operations acquired through the Company’s acquisitions of ABC and Analytika were modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected discounted future cash flows of these operations were substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the undiscounted cash flows expected to be derived from these operations. Management of the Company believes that these operations will generate negative cash flows over the next several years due to the administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of $8,787,000, consisting of $2,614,000 of purchased capitalized software and $6,173,000 of goodwill during the three months ended June 30, 2001. Relative to the operations acquired as a result of the Marketing Management International, Inc. (“MMI”) acquisition, the Company now offers the mid-tier pharmaceutical industry a product which is more compatible with the Company’s vision of integrated CRM solutions. Accordingly, the Company reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition to seven months as of June 30, 2001. As the operations of the business acquired in the MMI acquisition continue to be successful, no impairment charge or reduction in life was necessary for the goodwill associated with MMI.

     INTEREST INCOME.   Interest income decreased to $288,000 in the three months ended June 30, 2002, down $383,000 or 57% from $671,000 in the three months ended June 30, 2001. The decrease was principally due to lower short term interest rates versus last year which adversely impacted interest income during the three months ended June 30, 2002.

     PROVISION FOR INCOME TAXES.   The effective tax expense recorded in the three months ended June 30, 2002 was 36%, as compared with an effective tax benefit of 34% in the three months ended June 30, 2001. This change resulted from a net loss position and the write-off of certain goodwill amounts which are not deductible for tax purposes, both of which occurred in the six months ended June 30, 2001.

     In July 2002, the State of New Jersey enacted new tax legislation that will adversely impact the effective state tax rate of most companies operating in New Jersey. This legislation is retroactive to January 1, 2002. It is estimated that the effect of this legislation will increase the Company’s effective tax rate from 36% to 40% for the 2002 tax year. The tax provision for the three months ending September 30, 2002 will reflect the retroactive impact of the higher effective tax rate for the six months ended June 30, 2002 as well as a provision on the current quarter pre-tax earnings of approximately 40%. This will result in approximately $508,000 of additional income tax expense in the three months ending September 30, 2002 resulting from the retroactive impact on the six months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     REVENUES.   Total revenues increased to $115,055,000 in the six months ended June 30, 2002, up $9,296,000 or 9% from $105,759,000 in the six months ended June 30, 2001.

     License fee revenues decreased to $5,485,000 in the six months ended June 30, 2002, a decrease of $1,791,000 or 25% from $7,276,000 in the six months ended June 30, 2001. License fee revenues as a percentage of total revenues were 5% in the six months ended June 30, 2002, as compared to 7% in the six months ended June 30, 2001. License fees are, by nature, non-recurring items. The majority of license fees recognized during the six months ended June 30, 2002 resulted from our performance of services related to licenses being recognized using the percentage-of-completion method.

     Service revenues increased to $109,570,000 in the six months ended June 30, 2002, up $11,087,000 or 11% from $98,483,000 in the six months ended June 30, 2001. Service revenues as a percentage of total revenues were 95% in the six months ended June 30, 2002, as compared to 93% in the six months ended June 30, 2001. The increase in service revenues related to growth within our traditional business and growth in our clinical services business.

     COST OF REVENUES.  Total cost of revenues decreased to $58,907,000 in the six months ended June 30, 2002, a decrease of $4,993,000 or 8% from $63,900,000 in the six months ended June 30, 2001.

     Cost of license fees increased to $2,251,000 in the six months ended June 30, 2002, an increase of $90,000 or 4% from $2,161,000 in the six months ended June 30, 2001. Cost of license fees for the six months ended June 30, 2002 is comprised of the amortization of capitalized software development costs of $1,297,000 and third party vendor license fees of $954,000. Cost of license fees for the same period in 2001 is comprised of the amortization of purchased software and capitalized software development costs of $1,688,000 and third party vendor license fees of $473,000. The costs associated with third party vendor licenses increased due to an upgrade purchased by an existing customer during the six months ended June 30, 2002. The decrease in the amortization of capitalized software development costs in the six months ended June 30, 2002 was primarily due to the charge for impairment of purchased capitalized software that was recorded during the second quarter of 2001.

     During the six months ended June 30, 2001, the Company recorded an impairment charge of $2,614,000 related to its purchased capitalized software costs from its acquisitions of Analytika and ABC. These operations have been modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations were substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations.

     Cost of services decreased to $56,656,000 in the six months ended June 30, 2002, down $2,469,000 or 4% from $59,125,000 in the six months ended June 30, 2001. This decrease was due primarily to $3,053,000 of non-recurring costs recorded in the six months ended June 30, 2001, which related to the recognition of future losses on selected contracts for which we expected the costs of providing the future services will exceed the revenue to be received from the performance of the services, which was identified while examining the restructuring of our Stroudsburg, PA facility. There was an additional decrease in cost of services primarily due to efficiencies gained from the Company’s restructuring plan and the relocation of certain services to locations with lower operating expenses that took place during 2001. Partially offsetting these decreases was an increase in service revenues.

     Total gross margin for the six months ended June 30, 2002 was 49%, up from 40% for the six months ended June 30, 2001. The margin was impacted significantly by the $2,614,000 asset impairment and $3,053,000 of non-recurring costs within costs of services that occurred in the six months ended June 30, 2001. If not for the effects of these items, the gross margin would have been 45% for the six months ended June 30, 2001. The improvement in gross margin during the six month period ended June 30, 2002 was due to a favorable mix shift within our services business and the efficiencies gained from the Company’s restructuring plan and the relocation of certain services to locations with lower operating expenses that took place during 2001.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES.   SG&A expenses decreased to $38,987,000 in the six months ended June 30, 2002, down $10,108,000 or 21% from $49,095,000 in the six months ended June 30, 2001. As a percentage of revenues, SG&A expenses decreased to 34% in the six months ended June 30, 2002, as compared with 46% in the six months ended June 30, 2001. The decrease in SG&A expenses for the period ended June 30, 2002 was partially attributed to approximately $2,800,000 of non-recurring costs incurred during the six months ended June 30, 2001, which related to the transition of services from the Company’s New Jersey facility to its new facility in Chesapeake, Virginia. Excluding these costs, SG&A would have been $46,242,000 for the six months ended June 30, 2001, which would have resulted in a decrease of $7,255,000 or 16% for the six months ended June 30, 2002. The remaining decrease was primarily attributed to $2,000,000 of costs associated with the Company’s CRM launch in partnership with Oracle Corporation during the six months ended June 30, 2001, an improvement in operating efficiencies, a decrease in management bonuses in the six months ended June 30, 2002 and the implementation of SFAS No. 142, which resulted in a reduction of goodwill amortization expenses of approximately $1,000,000 for the six months ended June 30, 2002. The decrease in SG&A expenses was also impacted by operating efficiencies achieved during the period as the result of our corporate restructuring plan.

     RESEARCH AND DEVELOPMENT (R&D) EXPENSES.   R&D expenses decreased to $5,083,000 in the six months ended June 30, 2002, down $752,000 or 13% from $5,835,000 in the six months ended June 30, 2001. As a percentage of revenues, R&D expenses decreased to 4% in the six months ended June 30, 2002, down from 6% in the six months ended 2001. This decrease was primarily due to reduced payroll and related costs of $594,000 during the six months ended June 30, 2002.

     RESTRUCTURING CHARGE.   On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. The restructuring plan consisted of the resizing of the Company’s personnel as well as the restructuring of its facility located in Stroudsburg, PA. The Stroudsburg, PA operations have been substantially relocated to the Company’s facilities in New Jersey, Virginia and a new facility in Bethlehem, PA. The exit costs have been included in the restructuring charge while the moving and other start-up costs were not included in this restructuring charge and will continue to be expensed as incurred. During the six months ended June 30, 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. The restructuring charges were determined based upon formal plans approved by the Company’s management.

     ASSET IMPAIRMENT.   During the six months ended June 30, 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. Based upon this review, during the six months ended June 30, 2001, the Company wrote off $3,450,000 of cost method investments it had in two start-up ventures due to a permanent impairment in the fair value of these investments. These entities experienced difficulty in raising the additional capital necessary to fund their start-up activities and the situation at both became especially severe in the second quarter of 2001.

     In connection with the Company’s announcement on June 14, 2001, relative to its partnership with Oracle Corporation to market an integrated CRM solution to meet the specialized needs of the worldwide pharmaceutical industry, the Company’s vision and product platform changed. The operations acquired through the Company’s acquisitions of ABC and Analytika were modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations were substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. Management of the Company believes that these operations will generate negative cash flows over the next several years due to the administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of $8,787,000, consisting of $2,614,000 of purchased capitalized software and $6,173,000 of goodwill during the six months ended June 30, 2001. Relative to the operations acquired as a result of the MMI acquisition, the Company now offers the mid-tier pharmaceutical market a product which is more compatible with the Company’s vision of integrated CRM solutions. Accordingly, the Company reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition to seven months as of June 2001. As the operations of the business acquired in the MMI acquisition continue to be successful, no impairment charge or reduction in life was necessary for the goodwill associated with MMI.

     INTEREST INCOME.   Interest income decreased to $592,000 in the six months ended June 30, 2002, down $1,005,000 or 63% from $1,597,000 in the six months ended June 30, 2001. The decrease was primarily due to a lower short term interest rates versus last year which adversely impacted interest income during the six months ended June 30, 2002.

     PROVISION FOR INCOME TAXES.  The effective tax expense recorded in six months ended June 30, 2002 was 36%, as compared with an effective tax benefit of 34% in the six months ended June 30, 2001. This increase resulted from a net loss position and the write-off of certain goodwill amounts which are not deductible for tax purposes, both of which occurred in the six months ended June 30, 2001.

     In July 2002, the State of New Jersey enacted new tax legislation that will adversely impact the effective state tax rate of most companies operating in New Jersey. This legislation is retroactive to January 1, 2002. It is estimated that the effect of this legislation will increase the Company’s effective tax rate from 36% to 40% for the 2002 tax year. The tax provision for the three months ending September 30, 2002 will reflect the retroactive impact of the higher effective tax rate for the six months ended June 30, 2002 as well as a provision on the current quarter pre-tax earnings of approximately 40%. This will result in approximately $508,000 of additional income tax expense in the three months ending September 30, 2002 resulting from the retroactive impact on the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     We finance our operations primarily through cash generated by operations. Net cash provided by operating activities was $3,809,000 for the six months ended June 30, 2002, compared to $16,912,000 for the six months ended June 30, 2001. This decrease was due largely to cash generated from the reduction of accounts receivable during the six months ended June 30, 2001, due to the collection of an unusually high accounts receivable balance as of December 31, 2000. The decrease in cash provided by operating activities was also significantly impacted by the accrual of many non-recurring and restructuring costs during the six months ended June 30, 2001. Overall, accounts payable and accrued expenses decreased by $6,427,000 during the six months ended June 30, 2002 due to a reduction in management bonuses and continued payments of one-time and restructuring accruals. These factors were offset by the Company’s net loss in the six months ended June 30, 2001 compared with its net income in the six months ended June 30, 2002.

     Cash used in investing activities was $15,991,000 in the six months ended June 30, 2002, compared to $27,689,000 in the six months ended June 30, 2001. The decrease of $11,698,000 was due primarily to our purchase of a new building and tenant improvements made to our new data center facility during the six months ended June 30, 2001.

     Cash provided by financing activities was $2,010,000 in the six months ended June 30, 2002, compared to cash used in financing activities of $12,062,000 in the six months ended June 30, 2001. The difference of $14,072,000 was primarily due to repurchases of common stock during the six months ended June 30, 2001 under the stock repurchase program announced on January 31, 2001.

     We maintain a $15,000,000 revolving line of credit agreement with JP Morgan Chase, N.A. The agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to $105,000,000 plus 50% of net income earned after January 1, 2002 and 75% of the net proceeds to us of any stock offerings after September 30, 2001 as defined in the agreement. This covenant also limits the amount of cash dividends we may pay. As of June 30, 2002, approximately $17,445,000 was available for the payment of dividends. The Company currently has no intention of paying dividends. The credit facility expires on November 30, 2002. There were no borrowings outstanding under the agreement and we were in compliance with all of our covenant obligations as of June 30, 2002 and December 31, 2001.

     As of June 30, 2002, we did not have any material commitments for capital expenditures. Our principal commitments at June 30, 2002 consisted primarily of obligations under operating leases. Future minimum rental payments on these leases are as follows:

Year ending December 31,
2002	$ 4,315,000
2003	7,599,000
2004	6,069,000
2005	3,943,000
2006	3,944,000
2007 and thereafter	11,601,000

As of June 30, 2002, letters of credit for approximately $500,000 were outstanding.

     The Company has an agreement with a venture capital fund with a commitment to contribute $1,000,000 to the fund, callable in $100,000 increments. As of June 30, 2002, $200,000 has been paid, with $800,000 of commitment remaining. The agreement has a termination date which is ten years from its effective date, subject to extension by the general partner.

     At June 30, 2002, our working capital was approximately $90,237,000. Total cash and investments were 40% of total assets as of June 30, 2002 compared with 36% as of June 30, 2001. The Company’s days sales outstanding in accounts receivable was 60 days as of June 30, 2002 compared with 66 days as of June 30, 2001. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our currently projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, for the foreseeable future.

     We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments.

     On July 31, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to $20,000,000 of its outstanding common stock over a two-year period (the “2002 Stock Repurchase Plan”). Under the 2002 Stock Repurchase Plan the Company will repurchase shares on the open market or in privately negotiated transactions from time to time. Repurchases of stock under the 2002 Stock Repurchase Plan are at management’s discretion, depending upon price and availability. The repurchased shares are held as treasury stock, which may be used to satisfy the Company’s current and near term requirements under its equity incentive and other benefit plans and for other corporate purposes. Through August 9, 2002, the Company has repurchased 277,500 shares of Company common stock at a purchase price of $1,469,032 under the 2002 Stock Repurchase Plan.

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

OUR LENGTHY SALES AND IMPLEMENTATION CYCLES MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY REVENUES

     The selection of a CRM solution generally entails an extended decision-making process by our customers because of the strategic implications and substantial costs associated with a customer’s license or implementation of the solution. Given the importance of the decision, senior levels of management of our customers often are involved and, in some instances, its board of directors may be involved in this process. As a result, the decision-making process typically takes nine to eighteen months, and in certain cases even longer. Accordingly, we cannot control or predict the timing of our execution of contracts with customers.

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

17

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

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 14, 2002 (the “Annual Meeting”). The following proposals were considered and voted upon at the Annual Meeting:

     1.   Election of Directors. The following directors were nominated for election to the Board of Directors until the next Annual Meeting or until their successors are duly chosen and qualified: John E. Bailye, Bernard M. Goldsmith, Deborah C. Hopkins, Edward J. Kfoury, Paul A. Margolis, John H. Martinson, Terence H. Osborne and Patrick J. Zenner. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
John E. Bailye	37,356,796	325,242
Bernard M. Goldsmith	37,239,777	442,261
Deborah C. Hopkins	37,355,886	326,152
Edward J. Kfoury	37,167,077	514,961
Paul A. Margolis	37,258,487	423,551
John H. Martinson	37,356,186	325,852
Terence H. Osborne	37,357,086	324,952
Patrick J. Zenner	37,283,586	398,452

     2.  Increase in 1997 Employee Stock Purchase Plan Shares. An amendment was proposed to the Company’s 1997 Employee Stock Purchase Plan to increase the number of authorized plan shares by 450,000 shares. There were 36,552,965 votes cast for the amendment, 1,120,938 votes cast against the amendment and 8,133 abstentions.

     3.  Increase in 1997 Stock Incentive Plan Shares. An amendment was proposed to the Company’s 1997 Stock Incentive Plan to increase the number of authorized plan shares by 1,500,000 shares. There were 27,036,621 votes cast for the amendment, 10,634,882 votes cast against the amendment and 10,533 abstentions.

Based on these voting results, each of the directors nominated was elected and both amendments to increase the authorized plan shares were approved.

ITEM 5.  Other Information

     None

ITEM 6.   Exhibits and Reports on Form 8-K

     (i)  Exhibits

          None

     (ii)  Reports on Form 8-K

(a)	The Company filed a Current Report on Form 8-K on April 10, 2002 pursuant to “Item 4. Changes in Registrant’s Certifying Accountant” relating to a change in the Company’s independent auditor for fiscal 2002.

(b)	The Company filed a Current Report on Form 8-K on May 14, 2002 pursuant to “Item 5. Other Events” relating to a separation agreement between the Company and Teresa F. Winslow.

(c)	The Company filed a Current Report on Form 8-K on May 15, 2002 pursuant to “Item 5. Other Events” relating to the Company’s application of Emerging Issues Task Force Issue No. 01-14.

20

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 14, 2002

By: JOHN E. BAILYE —————————————— John E.Bailye Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By: LUKE M. BESHAR —————————————— Luke M. Beshar Senior Vice President and Chief Financial Officer (Principal Financial Officer)