Form 10-Q
period 2002-09-30
DENDRITE INTERNATIONAL INC
filed 2002-11-14
CIK 880321

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [  X  ]   No  [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: at November 8, 2002 there were 39,921,965 shares of common stock outstanding.

DENDRITE INTERNATIONAL, INC. INDEX

PAGE NO

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	Consolidated Financial Statements (Unaudited)	3

Consolidated Statements of Operations Three months and nine months ended September 30, 2002 and 2001	3

Consolidated Balance Sheets September 30, 2002 and December 31, 2001	4

Consolidated Statements of Cash Flows Nine months ended September 30, 2002 and 2001	5

Notes to Unaudited Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	22

ITEM 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES	23

CERTIFICATIONS	24

2

PART I. FINANCIAL INFORMATION ITEM 1. Consolidated Financial Statements DENDRITE INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS EXCEPT PER SHARE DATA) (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Revenues:
License fees	$ 2,276	$ 8,635	$ 7,761	$ 15,911
Services	51,385	49,276	160,955	147,759

	53,661	57,911	168,716	163,670

Cost of revenues:
Cost of license fees	845	1,531	2,776	3,692
Purchased software impairment	--	--	--	2,614
Cost of services	24,510	27,463	81,485	86,588

	25,355	28,994	84,261	92,894

Gross margin	28,306	28,917	84,455	70,776

Operating expenses:
Selling, general and administrative	19,153	22,875	58,141	71,970
Research and development	2,362	2,689	7,446	8,524
Restructuring charge	--	--	--	6,134
Asset impairment	1,832	--	1,832	9,623

	23,347	25,564	67,419	96,251

Operating income (loss)	4,959	3,353	17,036	(25,475)
Interest income	267	496	859	2,083
Other expense	(143)	(9)	(107)	(82)

Income (loss) before income tax expense (benefit)	5,083	3,840	17,788	(23,474)
Income tax expense (benefit)	2,541	1,383	7,115	(7,841)

Net income (loss)	$ 2,542	$ 2,457	$ 10,673	$(15,633)

Net income (loss) per share:
Basic	$ 0.06	$ 0.06	$ 0.27	$ (0.39)

Diluted	$ 0.06	$ 0.06	$ 0.27	$ (0.39)

Shares used in computing net income (loss) per
share:
Basic	39,943	39,568	39,860	39,783

Diluted	40,003	39,985	40,181	39,783

The accompanying notes are an integral part of these consolidated financial statements. 3

DENDRITE INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS EXCEPT SHARE DATA)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$ 56,302	$ 65,494
Short-term investments	6,242	6,383
Accounts receivable, net	35,045	35,009
Prepaid expenses and other	4,911	5,258
Prepaid taxes	1,433	3,888
Deferred taxes	6,106	6,106

Total current assets	110,039	122,138

Property and equipment, net	26,292	23,594
Facility held for sale	6,900	8,732
Other assets	645	100
Long term receivable	6,314	--
Goodwill, net	8,751	4,830
Intangible assets, net	3,123	--
Purchased capitalized software, net	3,468	--
Capitalized software development costs, net	5,306	5,518
Deferred taxes	1,571	1,571

	$ 172,409	$ 166,483

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$ 1,694	$ 2,455
Capital lease obligations	525	--
Accrued compensation and benefits	5,483	6,024
Other accrued expenses	13,149	16,241
Accrued restructuring charge	602	2,950
Deferred revenues	6,880	9,479

Total current liabilities	28,333	37,149

Capital lease obligations	657	--
Other non-current liabilities	654	487

Stockholders’ Equity:
Preferred Stock, no par value, 10,000,000 shares
authorized, none issued	--	--
Common Stock, no par value, 150,000,000 shares
authorized; 42,069,715 and 41,598,923 shares issued
and 39,847,015 and 39,653,723 shares outstanding	94,277	89,613
Retained earnings	72,153	61,478
Deferred compensation	(65)	(133)
Accumulated other comprehensive loss	(2,724)	(2,704)
Less treasury stock, at cost	(20,876)	(19,407)

Total stockholders’ equity	142,765	128,847

	$ 172,409	$ 166,483

The accompanying notes are an integral part of these consolidated financial statements. 4

DENDRITE INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001

Operating activities:
Net income (loss)	$ 10,673	$ (15,633)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	10,079	11,332
Asset impairment	1,832	12,237
Restructuring charge	--	6,134
Amortization of deferred compensation	45	114
Deferred income tax benefit	--	(6,657)
Changes in assets and liabilities, net of effect from acquisitions:
(Increase)/decrease in accounts receivable	(324)	14,825
Decrease in prepaid expenses and other	972	1,178
Decrease/(increase) in prepaid income taxes	3,327	(5,147)
(Decrease)/increase in accounts payable and other accrued expenses	(6,911)	11,260
Payments relating to restructuring charge	(2,569)	(1,720)
(Decrease)/increase in deferred revenue	(4,038)	1,808
Increase in other non-current liabilities	137	--

Net cash provided by operating activities	13,223	29,731

Investing activities:
Purchases of short-term investments	(13,412)	(20,230)
Sales of short-term investments	13,553	17,990
Acquisitions, net of cash acquired	(12,948)	--
Increase in other non-current assets	(600)	--
Purchases of property and equipment	(8,360)	(14,757)
Investment in facility held for sale	--	(10,832)
Additions to capitalized software development costs	(1,732)	(2,443)

Net cash used in investing activities	(23,499)	(30,272)

Financing activities:
Purchases of treasury stock	(1,469)	(17,480)
Principal paid on capital leases	(38)	--
Issuance of common stock	2,620	3,329

Net cash provided by/(used in) financing activities	1,113	(14,151)

Effect of foreign exchange rate changes on cash	(29)	(230)
Net decrease in cash and cash equivalents	(9,192)	(14,922)
Cash and cash equivalents, beginning of period	65,494	73,230

Cash and cash equivalents, end of period	$ 56,302	$ 58,308

The accompanying notes are an integral part of these consolidated financial statements. 5

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

     The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting of normal recurring adjustments except as disclosed herein) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and nine month periods ended September 30, 2002 and 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     Our interim operating results may not be indicative of operating results for the full year.

2.  Net Income (Loss) Per Share

     Basic net income (loss) per share was computed by dividing the net income (loss) for each period by the weighted average number of shares of common stock outstanding for each period. Diluted net income per share was computed by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period. For the three and nine month periods ended September 30, 2002, common stock equivalents used in computing diluted net income per share were 60,000 and 321,000 shares, respectively. For the three month period ended September 30, 2001, common stock equivalents used in computing diluted net income per share was 417,000 shares. For the nine month period ended September 30, 2001, common stock equivalents were anti-dilutive and were therefore excluded from the computation of diluted net loss per share.

3.  Comprehensive Income

     Assets and liabilities of the Company’s wholly-owned international subsidiaries are translated at their respective period-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting translation adjustments are included as “Accumulated other comprehensive loss” and are reflected as a separate component of stockholders’ equity. Total comprehensive income for the three months ended September 30, 2002 was $2,448,000 compared to total comprehensive income of $2,802,000 for the three months ended September 30, 2001. Total comprehensive income for the nine months ended September 30, 2002 was $10,653,000 compared to total comprehensive loss of $16,020,000 for the nine months ended September 30, 2001.

4.  Reclassifications

     Certain prior period balances have been reclassified to conform with current year presentation.

5.  Restructuring Charge

     On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. The restructuring plan consisted of the resizing of the Company’s personnel by a reduction of 155 employees and the elimination of 35 independent contractors across various departments in the United States and Europe as well as 192 additional personnel associated with the restructuring of the Company’s facility in Stroudsburg, PA. The Stroudsburg, PA operations were substantially relocated to the Company’s facilities in New Jersey, Virginia and a new facility in Bethlehem, PA. The exit costs were included in the restructuring charge while the moving and other start-up costs were not included in this restructuring charge and were being expensed as incurred.

     During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. This charge was reduced by $24,000 to $6,110,000 in the fourth quarter of 2001 due to the variance between the amounts originally recorded and management’s current estimate of the total costs of the restructuring. Of the restructuring charge, $602,000 related primarily to severance has not been paid as of September 30, 2002 and, accordingly, is classified as accrued restructuring charge in the accompanying consolidated balance sheet. The restructuring charges were based upon formal plans approved by the Company’s management using the information available at the time. Management of the Company believes this provision will be adequate to cover the costs incurred relating to the restructuring. The Company anticipates that the accrued restructuring balance of $602,000 as of September 30, 2002 will be utilized during 2002. The activity on the accrued restructuring charge balance as of September 30, 2002 is summarized in the table below:

	Accrued Restructuring as of December 31, 2001	Cash Payments in 2002	Accrued Restructuring as of September 30, 2002

Termination payments to employees	$2,218,000	$1,747,000	$471,000
Facility exit costs	495,000	364,000	131,000
Contract termination and other restructuring
costs	237,000	237,000	--

	$2,950,000	$2,348,000	$602,000

6.  Acquisitions

     On August 12, 2002, the Company acquired Pharma Vision for cash consideration of approximately $700,000. Pharma Vision collects and sells data for customer targeting that pharmaceutical representatives use in Europe and provides support to pharmaceutical customers in Belgium and the Netherlands. The results of Pharma Vision’s operations have been included in the consolidated financial statements from the date of acquisition.

     On September 19, 2002, the Company acquired Software Associates International (“SAI”), a privately held company based in New Jersey. SAI provides software products and solutions that enable corporate level sales and marketing analysis for pharmaceutical companies. These solutions are complementary to the Company’s core suite of business products. The results of SAI’s operations have been included in the consolidated financial statements since the acquisition date.

     The aggregate purchase price was approximately $16,570,000 which included: cash of approximately $14,923,000; accrued professional service fees of approximately $410,000 and options to purchase Dendrite common stock valued at approximately $1,237,000. The fair value of the stock options was estimated using the Black-Scholes valuation model.

     The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition. The Company is in the process of finalizing a third-party valuation of certain intangible assets, and evaluating its facilities and personnel for redundancy. Therefore, the purchase price allocation is preliminary and subject to adjustment.

Current Assets	$ 8,358,000
Property, plant, and equipment	1,729,000
Intangible assets	5,721,000
Goodwill	3,921,000
Other non-current assets	217,000

Total assets acquired	19,946,000

Current liabilities	2,719,000
Lease Obligations	657,000

Total liabilities assumed	3,376,000

Net assets acquired
$16,570,000

     Of the $5,721,000 of acquired intangible assets, approximately $732,000 was assigned to registered trademarks that are not subject to amortization. The remaining $4,989,000 of acquired intangible assets includes purchased software development costs of approximately $3,468,000 (5 year estimated useful life), approximately $328,000 of non-compete agreements (3 year estimated useful life) and approximately $1,193,000 of customer relationship assets (3 year estimated useful life).

7.  Pro Forma Results of Operations

     The Company’s unaudited pro forma results of operations for the three and nine months ended September 30, 2002 and 2001 assuming that the acquisition of SAI described in Note 6 occurred on January 1, 2001 are as follows:

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenue	$58,227,000	$62,858,000	$183,056,000	$ 178,763,000
Net Income/(loss)	2,724,000	2,303,000	10,624,000	(15,229,000)
Basic and diluted income/
(loss) per share	$ 0.07	$ 0.06	$ 0.26	$ (0.38)

     The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition occurred as of January 1, 2001, nor do they purport to be indicative of the future results of operations of the Company.

8.  Asset Impairment

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (SFAS No. 144), the Company continues to examine the fair value of the facility held for sale in accordance with the prior pronouncement SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (SFAS No. 121) as the original disposal activity was initiated prior to the adoption of SFAS No. 144. During the three months ended September 30, 2002, the Company determined that an impairment existed due to continued increase in vacancy rates in the surrounding areas. Accordingly, the carrying value of the facility held for sale was adjusted to its fair value less costs to sell, or approximately $6,900,000, based upon a third-party valuation. The resulting $1,832,000 impairment loss has been included within the asset impairment line item in the accompanying statement of operations.

9.   Long Term Receivable

     During the nine months ended September 30, 2002, the Company recorded a long term receivable of $6,314,000 from a major U.S. pharmaceutical company as part of a five-year contract. The Company expects that this long term receivable will grow to approximately $6,700,000 by December 31, 2002 and will be paid beginning in January 2003 through January 2005 as the maturities come due. The Company has imputed interest and accordingly, interest income will be recognized as earned within interest income on the Consolidated Statement of Operations.

10.   Note Receivable to Officer of the Company

     In May 2002, the Company entered into a note receivable with an officer of the Company in the amount of $500,000 in connection with his relocation. The principal is secured by real estate and marketable securities and payable in four installments through December 31, 2005. Interest will be calculated on the principal balance and paid with each installment payment at a rate equal to 7.25% per annum. The note receivable is included within Other Assets on the accompanying Consolidated Balance Sheet.

11.  Common Stock Repurchase Program

     On July 31, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to $20,000,000 of its outstanding common stock over a two-year period (the “2002 Stock Repurchase Plan”). Under the 2002 Stock Repurchase Plan, the Company will repurchase shares on the open market or in privately negotiated transactions from time to time. Repurchases of stock under the 2002 Stock Repurchase Plan are at management’s discretion, depending upon price and availability. The repurchased shares are held as treasury stock, which may be used to satisfy the Company’s requirements under its equity incentive and other benefit plans and for other corporate purposes. As of September 30, 2002, the Company has repurchased under the 2002 Stock Repurchase Plan 277,500 shares of Company common stock at a purchase price of $1,469,032.

12.   Customer and Geographic Segment Data

     In the three months ended September 30, 2002 and 2001, the Company derived approximately 51% and 56% of its revenues from its two largest customers, respectively. In the nine months ended September 30, 2002 and 2001, the Company derived approximately 47% and 50% of its revenues from its two largest customers, respectively.

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

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001

Revenues:
United States	$41,202,000	$ 48,908,000	$ 134,678,000	$ 132,550,000
All Other	12,459,000	9,003,000	34,038,000	31,120,000

	$53,661,000	$ 57,911,000	$ 168,716,000	$ 163,670,000

Operating income (loss):
United States	$ 2,307,000	$ 6,097,000	$ 10,805,000	$(20,524,000)
All Other	2,652,000	(2,745,000)	6,231,000	(4,951,000)

	$ 4,959,000	$ 3,353,000	$ 17,036,000	$(25,475,000)

8

	September 30, 2002	December 31, 2001

Identifiable assets:
United States	$150,046,000	$145,321,000
All Other	22,363,000	21,162,000

	$172,409,000	$166,483,000

     For segment reporting purposes, license revenues have been allocated to the sales office of the respective country in which the sale is made, although the actual contract is with the U.S. entity for legal and tax purposes.

13.   Impact of Recently Issued Accounting Pronouncements

     Effective July 1, 2001 the Company adopted SFAS No. 141, “Business Combinations,” and effective January 1, 2002 the Company adopted SFAS No. 142, “Goodwill and other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, which was superceded by SFAS No. 144. Based on the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002. The Company intends to conduct its annual impairment testing of goodwill on October 1 each year.

     The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

	As of September 30, 2002			As of December 31, 2001
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION
Purchased capitalized software	$ 3,465,000	--	$ 3,468,000	--	--	--
Capitalized software development costs	16,598,000	$11,292,000	5,306,000	$14,866,000	$ 9,348,000	$ 5,518,000
Customer relationship assets	1,193,000	--	1,193,000	--	--	--
Non-compete covenants	1,217,000	19,000	1,198,000	--	--	--

Total	22,476,000	11,311,000	11,165,000	14,866,000	9,348,000	5,518,000

INTANGIBLE ASSETS NOT SUBJECT TO AMORTIZATION
Goodwill	8,751,000	--	8,751,000	7,235,000	2,405,000	4,830,000
Trademarks	732,000	--	732,000	--	--	--

Total	9,483,000	--	9,483,000	7,235,000	2,405,000	4,830,000

Total goodwill and intangible assets	$31,959,000	$11,311,000	$20,648,000	$22,101,000	$11,753,000	$10,348,000

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

Balance as of January 1, 2002	$4,830,000
Goodwill acquired	3,921,000

Balance as of September 30, 2002	$8,751,000

     Aggregate annual amortization expense for intangible assets is estimated to be:

Year ending December 31,
2002	$3,010,000
2003	3,986,000
2004	3,201,000
2005	1,459,000
2006 and thereafter	1,469,000

9

The pro forma results of operations for the three months and nine months ended September 30, 2001 assuming the provisions of SFAS No. 142 had been applied are as follows:

	Three months ended September 30, 2001	Nine months ended September 30, 2001

Net income/(loss) (as reported)	$ 2,457,000	$ (15,633,000)
Add back amortization of goodwill, net of income tax effect	181,000	911,000

Adjusted net income/(loss)	$ 2,638,000	$ (14,722,000)

Basic and diluted net income/(loss) per common share:
Net loss (as reported)	$ 0.06	$ (0.39)
Add back amortization of goodwill, net of income tax effect	0.01	0.02

Adjusted net income/(loss)	$ 0.07	$ (0.37)

     In October 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of”, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002, which did not have an impact on the Company’s financial position or results of operations.

     In November 2001, the FASB issued Emerging Issues Task Force Rule No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (“EITF 01-14”). EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as cost of services in the income statement. The Company applied EITF 01-14 and, as required, has also reclassified comparative financial information for the period ended September 30, 2001. The impact of applying this pronouncement was to increase both revenues and cost of services by $439,000 and $3,415,000 for the three months and nine months ended September 30, 2002, respectively, and to increase both revenues and cost of services by $798,000 and $2,715,000 for the three months and nine months ended September 30, 2001, respectively. The implementation of EITF 01-14 has no impact upon earnings.

14.   Income Taxes

     In July 2002, the State of New Jersey enacted new tax legislation that adversely impacts the effective state tax rate of most companies operating in New Jersey. This legislation is retroactive to January 1, 2002. It is estimated that this legislation will increase the Company’s effective tax rate from 36% to 40% for the 2002 tax year. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the tax provision for the three months ending September 30, 2002 reflects the retroactive impact of the higher effective tax rate for the six months ended June 30, 2002 as well as a provision on the current quarter pre-tax earnings of approximately 40%. The retroactive impact on the six months ended June 30, 2002 resulted in approximately $508,000 of additional income tax expense in the three months ending September 30, 2002.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, and which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, future financial position and objectives of management. Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects”, “looks”, “may”, “will” or similar statements or variations of such terms constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical industry. All such forward-looking statements involve risks and uncertainties, including those risks identified under “Factors That May Affect Future Operating Results”, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate. Actual results may differ materially from those indicated by the forward-looking statements included in this Form 10-Q. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

OVERVIEW

     Dendrite provides solutions to enable pharmaceutical companies to optimize their sales and marketing channels and clinical resources. Co-founded in 1986 by John E. Bailye, the Company’s Chairman and Chief Executive Officer, Dendrite was originally established to provide sales force automation (“SFA”) solutions to the global pharmaceutical industry. These solutions allow clients to manage sales force activities in complex selling environments. Today, Dendrite also provides customer relationship management (“CRM”) solutions, advanced analytics, clinical trial services and eLearning. The Company’s solutions are combined with specialized support services such as training and implementation, technical and hardware support, as well as help desk and data center services. We develop, implement and service our products through sales, support and technical personnel located in 17 countries.

     Dendrite’s primary markets are the United States, the United Kingdom, France, and Japan. We bill services provided by our foreign branches and subsidiaries in local currencies. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period. We generated approximately 20% and 19% of our total revenues outside the United States during the nine months ended September 30, 2002 and 2001, respectively. Our operating profits by geographic segment are shown in Note 12 of the Notes to Unaudited Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was released by the SEC in December 2001, requires companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. A critical accounting policy is one that is both important to the portrayal of the Company’s financial position and results of operations and requires management’s most difficult, subjective or complex judgments. The Company believes its critical accounting policies to be revenue recognition, accounting for impairments and income taxes.

     The Company charges customers license fees to use its proprietary computer software. Customers generally pay one-time fees for perpetual licenses based upon the number of users, territory covered, and the particular software licensed by the customer. The Company generally recognizes license fees as revenue using the percentage-of-completion method over a period of time that commences with the execution of the license agreement and ends when the product configuration is complete and it is ready for use in the field. This period of time usually includes initial configuration and concludes with quality assurance and testing. When there is no initial configuration, the Company generally recognizes the license fees from those products upon delivery as the services to be provided are not essential to the functionality of the software. Additionally, license revenues will be recognized immediately when the user count for previously delivered software increases. The Company’s software maintenance usually begins immediately after an initial warranty period. The portion of the license fee associated with the warranty period is unbundled from the license fee and is recognized as maintenance revenue ratably over the warranty period. The Company does not recognize any license fees unless persuasive evidence of an arrangement exists, delivery has occurred, the license amount is fixed or determinable and collectability is reasonably assured.

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

     We review goodwill for impairment pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Goodwill is tested for impairment at least annually. Additionally, if an event occurs or circumstances change, and it is more likely than not that an impairment has occurred, we will perform an interim test for goodwill impairment. We have chosen October 1 as the date to review our existing goodwill for impairment on an annual basis. SFAS No. 142 requires that an initial impairment test be performed upon implementation on January 1, 2002. We have only one reportable segment and one reporting unit. Therefore, impairment is tested at the entity level. Based upon the excess of the Company’s fair value over its net book value at January 1, 2002, there was no indication of an impairment to goodwill and therefore, no impairment was recorded upon implementation of SFAS No. 142. We are in the process of testing goodwill for impairment again as of October 1, 2002.

     We review our long-lived assets excluding goodwill for impairment pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Our long-lived assets, excluding goodwill, consist primarily of property and equipment, a facility held for sale, a long term receivable and capitalized software development costs. Pursuant to the guidelines of SFAS No. 144, our facility held for sale is reviewed for impairment in accordance with SFAS No. 121 as the original disposal activity initiated prior to the adoption of SFAS No. 144. Our facility held for sale is carried at its estimated fair value less selling costs. All other long-lived assets, excluding goodwill, are classified as held and used. These assets are tested for recoverability whenever events or changes in circumstances indicate that the respective carrying amount may not be recoverable.

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

RECENT DEVELOPMENTS

     On August 12, 2002, the Company acquired Pharma Vision for cash consideration of approximately $700,000. Pharma Vision collects and sells data for customer targeting that pharmaceutical representatives use in Europe and provides support to pharmaceutical customers in Belgium and the Netherlands. The results of Pharma Vision’s operations have been included in the consolidated financial statements from the date of acquisition.

     On September 19, 2002, the Company acquired Software Associates International (“SAI”), a privately held company based in New Jersey. SAI provides software products and solutions that enable corporate level sales and marketing analysis for pharmaceutical companies. These solutions are complementary to the Company’s core suite of business products. The results of SAI’s operations have been included in the consolidated financial statements since the acquisition date.

     The aggregate purchase price was approximately $16,570,000 which included: cash of approximately $14,923,000; accrued professional service fees of approximately $410,000 and options to purchase Dendrite common stock valued at approximately $1,237,000. The fair value of the stock options was estimated using the Black-Sholes valuation model. The Company is in the process of finalizing a third-party valuation of certain intangible assets, and evaluating its facilities and personnel for redundancy, and therefore, the purchase price allocation is preliminary and subject to adjustment.

     Of the $5,721,000 of acquired intangible assets, approximately $732,000 was assigned to registered trademarks that are not subject to amortization. The remaining $4,989,000 of acquired intangible assets includes purchased software development costs of approximately $3,468,000 (5 year estimated useful life), approximately $328,000 of non-compete agreements (3 year estimated useful life) and approximately $1,193,000 of customer relationship assets (3 year estimated useful life).

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     REVENUES. Total revenues decreased to $53,661,000 in the three months ended September 30, 2002, down $4,250,000 or 7% from revenues of $57,911,000 in the three months ended September 30, 2001.

     License fee revenues decreased to $2,276,000 in the three months ended September 30, 2002, a decrease of $6,359,000 or 74% from $8,635,000 in the three months ended September 30, 2001. License fee revenues as a percentage of total revenues were 4% in the three months ended September 30, 2002, as compared to 15% in the three months ended September 30, 2001. License fees are, by nature, non-recurring items. The majority of license fees recognized during the three months ended September 30, 2002 resulted from purchases of additional user licenses by existing customers. The higher license fee revenues for the three months ended September 30, 2001 were primarily due to a major systems upgrade by an existing customer.

     Service revenues increased to $51,385,000 in the three months ended September 30, 2002, up $2,109,000 or 4% from $49,276,000 in the three months ended September 30, 2001. Service revenues as a percentage of total revenues were 96% in the three months ended September 30, 2002, as compared to 85% in the three months ended September 30, 2001. The increase in service revenues related to growth within our international services business.

     COST OF REVENUES. Total cost of revenues decreased to $25,355,000 in the three months ended September 30, 2002, down $3,639,000 or 13% from $28,994,000 in the three months ended September 30, 2001.

     Cost of license fees decreased to $845,000 in the three months ended September 30, 2002, down $686,000 or 45% from $1,531,000 in the three months ended September 30, 2001. Cost of license fees for the three months ended September 30, 2002 is comprised of the amortization of capitalized software development costs of $648,000 and third party vendor license fees of $197,000. Cost of license fees for the same period in 2001 is comprised of the amortization of purchased software and capitalized software development costs of $1,044,000 and third party vendor license fees of $487,000. The decrease in the amortization of capitalized software development costs in the three months ended September 30, 2002 was primarily due to the acceleration of amortization of certain purchased capitalized software during the third quarter of 2001. The decrease in the third party vendor license fees was primarily due to the purchase of third party software for a major system upgrade by an existing customer during the third quarter of 2001.

     Cost of services decreased to $24,510,000 in the three months ended September 30, 2002, down $2,953,000 or 11% from $27,463,000 in the three months ended September 30, 2001. The decrease in cost of services was partially due to efficiencies gained from the Company’s restructuring plan and the relocation of certain services to locations with lower operating expenses that took place during 2002 and 2001. Also contributing to this decrease was: i) the reversal during the three months ended September 30, 2002 of approximatley $939,000 of non-recurring costs previously recorded in June 2001, which related to the recognition of anticipated future losses on selected contracts for which the Company’s obligations with respect to these contracts were favorably resolved; and ii) approximately $500,000 of non-recurring costs incurred during the three months ended September 30, 2001.

     Total gross margin for the three months ended September 30, 2002 was 53%, up from 50% for the three months ended September 30, 2001. The improvement in gross margin during the three month period ended September 30, 2002 was due to a favorable mix shift within our services business and the efficiencies gained from the Company’s restructuring plan and the relocation of certain services to locations with lower operating expenses that took place during 2001. Also contributing to the improvement was: i) the reversal during the three months ended September 30, 2002 of approximatley $939,000 of non-recurring costs previously recorded in June 2001, which related to the recognition of anticipated future losses on selected contracts for which the Company’s obligations with respect to these contracts were favorably resolved; and ii) approximately $500,000 of non-recurring costs incurred during the three months ended September 30, 2001.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses decreased to $19,153,000 in the three months ended September 30, 2002, down $3,722,000 or 16% from $22,875,000 in the three months ended September 30, 2001. As a percentage of revenues, SG&A expenses decreased to 36% in the three months ended September 30, 2002, down from 40% in the three months ended September 30, 2001. The decrease in SG&A expenses for the period ended September 30, 2002 was partially attributable to approximately $1,100,000 of non-recurring costs incurred during the three months ended September 30, 2001, which related to the transition of services from the Company’s New Jersey facility to its new facility in Chesapeake, Virginia. Excluding these costs, SG&A would have been $21,775,000 for the three months ended September 30, 2001, which would have resulted in a decrease of $2,622,000 or 12% for the three months ended September 30, 2002. The remaining decrease was due principally to: i) $1,200,000 of costs associated with the Company’s Customer Relationship Management (“CRM”) launch in partnership with Oracle Corporation for the three months ended September 30, 2001; ii) the efficiencies gained from the restructuring plan during 2002 and 2001; iii) lower bonus payout in 2002; and iv) the implementation of SFAS No. 142, which would have resulted in a reduction of goodwill amortization expenses of approximately $245,000 had the provision been retroactively applied for the three months ended September 30, 2001. These decreases were partially offset by approximately $1,355,000 of non-recurring costs incurred during the three months ended September 30, 2002, related to a reduction in the workforce effected during the quarter.

     RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses decreased to $2,362,000 in the three months ended September 30, 2002, down $327,000 or 12% from $2,689,000 in the three months ended September 30, 2001. As a percentage of revenues, R&D expenses decreased to 4% in the three months ended September 30, 2002, down from 5% in the three months ended September 30, 2001. This decrease was principally due to reduced payroll and related costs during the three months ended September 30, 2002.

     ASSET IMPAIRMENT. During the three months ended September 30, 2002, the Company reviewed the carrying value of its long-lived assets including the facility held for sale. Based upon this review, the carrying value of the facility held for sale was adjusted to its fair value less costs to sell, amounting to approximately $6,900,000, which was determined based upon a third-party valuation. The resulting $1,832,000 impairment loss has been recorded as a separate line item in the statement of operations.

     INTEREST INCOME. Interest income decreased to $267,000 in the three months ended September 30, 2002, down $229,000 or 46% from $496,000 in the three months ended September 30, 2001. The decrease was principally due to lower short term interest rates versus last year.

      PROVISION FOR INCOME TAXES. The effective tax expense recorded in the three months ended September 30, 2002 was 50%, as compared with 36% in the three months ended September 30, 2001. In July 2002, the State of New Jersey enacted new tax legislation that adversely impacts the effective state tax rate of most companies operating in New Jersey. This legislation is retroactive to January 1, 2002. It is estimated that the effect of this legislation will increase the Company’s effective tax rate from 36% to 40% for the 2002 tax year. The tax provision for the three months ending September 30, 2002 reflects the retroactive impact of the higher effective tax rate for the six months ended June 30, 2002 which resulted in approximately $508,000 of additional income tax expense in the three months ending September 30, 2002 as well as a provision for the current quarter pre-tax earnings of approximately 40%.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

     REVENUES. Total revenues increased to $168,716,000 in the nine months ended September 30, 2002, up $5,046,000 or 3% from $163,670,000 in the nine months ended September 30, 2001.

     License fee revenues decreased to $7,761,000 in the nine months ended September 30, 2002, a decrease of $8,150,000 or 51% from $15,911,000 in the nine months ended September 30, 2001. License fee revenues as a percentage of total revenues were 5% in the nine months ended September 30, 2002, as compared to 10% in the nine months ended September 30, 2001. License fees are, by nature, non-recurring items. The majority of license fees recognized during the nine months ended September 30, 2002 resulted from our performance of services related to licenses being recognized using the percentage-of-completion method as well as purchases of additional user licenses by existing customers. The higher license fee revenues for the nine months ended September 30, 2001 were primarily due to a major system upgrade by an existing customer.

     Service revenues increased to $160,955,000 in the nine months ended September 30, 2002, up $13,196,000 or 9% from $147,759,000 in the nine months ended September 30, 2001. Service revenues as a percentage of total revenues were 95% in the nine months ended September 30, 2002, as compared to 90% in the nine months ended September 30, 2001. The increase in service revenues related to growth within our traditional SFA business and growth in our clinical services business.

     COST OF REVENUES. Total cost of revenues decreased to $84,261,000 in the nine months ended September 30, 2002, a decrease of $8,633,000 or 9% from $92,894,000 in the nine months ended September 30, 2001.

     Cost of license fees decreased to $2,776,000 in the nine months ended September 30, 2002, a decrease of $916,000 or 25% from $3,692,000 in the nine months ended September 30, 2001. Cost of license fees for the nine months ended September 30, 2002 is comprised of the amortization of capitalized software development costs of $1,945,000 and third party vendor license fees of $831,000. Cost of license fees for the same period in 2001 is comprised of the amortization of purchased software and capitalized software development costs of $2,732,000 and third party vendor license fees of $960,000. The decrease in the amortization of capitalized software development costs in the nine months ended September 30, 2002 was primarily due to the acceleration of amortization of certain purchased capitalized software during the nine months ended September 30, 2001 of approximately $570,000. The remaining decrease relates to amortization recorded on purchased capitalized software costs from the Company’s acquisition of Analytika and ABC during the nine months ended September 30, 2001 as discussed below. The decrease in the third party vendor license fees was primarily due to fewer sales of licenses.

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

     Cost of services decreased to $81,485,000 in the nine months ended September 30, 2002, down $5,103,000 or 6% from $86,588,000 in the nine months ended September 30, 2001. This decrease was due primarily to $3,053,000 of non-recurring costs incurred during the nine months ended September 30, 2001, which related to the recognition of future losses on selected contracts for which we expected the costs of providing the future services will exceed the revenue to be received from the performance of the services, which was identified while examining the restructuring of our Stroudsburg, PA facility. The remaining decrease was principally due to: i) efficiencies gained from the Company’s restructuring plan and the relocation of certain services to locations with lower operating expenses that took place during 2001; ii) the reversal during the nine months ended September 30, 2002 of approximately $939,000 of non-recurring costs previously recorded in June 2001, which related to the recognition of anticipated future losses on selected contracts for which the Company’s obligations with respect to these contracts were favorably resolved; and iii) $483,000 which related to other non-recurring exit costs from our Stroudsburg, PA facility.

     Total gross margin for the nine months ended September 30, 2002 was 50%, up from 43% for the nine months ended September 30, 2001. The margin in 2001 was impacted significantly by $2,614,000 asset impairment and $4,106,000 of non-recurring costs within cost of revenues that occurred in the nine months ended September 30, 2001. If not for the effects of these items, the gross margin would have been 47% for the nine months ended September 30, 2001. The improvement in gross margin during the nine month period ended September 30, 2002 was due to: i) efficiencies gained from the Company’s restructuring plan and the relocation of certain services to locations with lower operating expenses that took place during 2001; ii) the reversal during the nine months ended September 30, 2002 of approximately $939,000 of non-recurring costs previously recorded relating to the recognition of future anticipated losses on selected contracts, for which the Company’s obligations with respect to these contracts were favorably resolved; and iii) a favorable mix shift within our services business.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses decreased to $58,141,000 in the nine months ended September 30, 2002, down $13,829,000 or 19% from $71,970,000 in the nine months ended September 30, 2001. As a percentage of revenues, SG&A expenses decreased to 34% in the nine months ended September 30, 2002, as compared with 44% in the nine months ended September 30, 2001. The decrease in SG&A expenses for the period ended September 30, 2002 was partially attributed to approximately $3,900,000 of non-recurring costs incurred during the nine months ended September 30, 2001, which related to the transition of services from the Company’s New Jersey facility to its new facility in Chesapeake, Virginia. Excluding these costs, SG&A would have been $68,070,000 for the nine months ended September 30, 2001, which would have resulted in a decrease of $9,929,000 or 15% for the nine months ended September 30, 2002. The remaining decrease was principally due to: i) $3,200,000 of costs associated with the Company’s CRM launch in partnership with Oracle Corporation during the nine months ended September 30, 2001; ii) an improvement in operating efficiencies achieved during the period as the result of our corporate restructing plan; iii) a decrease in management bonuses in the nine months ended September 30, 2002; and iv) the implementation of SFAS No. 142, which would have resulted in a reduction of goodwill amortization expenses of approximately $1,245,000 had the provisions been retroactively applied for the nine months ended September 30, 2001. These decreases were partially offset by approximately $1,355,000 of non-recurring costs incurred during the nine months ended September 30, 2002 related to a reduction in the workforce effected in the third quarter of 2002.

     RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses decreased to $7,446,000 in the nine months ended September 30, 2002, down $1,078,000 or 13% from $8,524,000 in the nine months ended September 30, 2001. As a percentage of revenues, R&D expenses decreased to 4% in the nine months ended September 30, 2002, down from 5% in the nine months ended 2001. This decrease was primarily due to reduced payroll and related costs during the nine months ended September 30, 2002.

     RESTRUCTURING CHARGE. On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. The restructuring plan consisted of the resizing of the Company’s personnel as well as the restructuring of its facility located in Stroudsburg, PA. The Stroudsburg, PA operations have been substantially relocated to the Company’s facilities in New Jersey, Virginia and a new facility in Bethlehem, PA. The exit costs have been included in the restructuring charge while the moving and other start-up costs were not included in this restructuring charge and will continue to be expensed as incurred. During the nine months ended September 30, 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. The restructuring charges were determined based upon formal plans approved by the Company’s management.

     ASSET IMPAIRMENT. During the nine months ended September 30, 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. Based upon this review, during the nine months ended September 30, 2001, the Company wrote off $3,450,000 of cost method investments it had in two start-up ventures due to a permanent impairment in the fair value of these investments. These entities experienced difficulty in raising the additional capital necessary to fund their start-up activities and the situation at both became especially severe in the second quarter of 2001.

     In connection with the Company’s announcement on June 14, 2001, relative to its partnership with Oracle Corporation to market an integrated CRM solution to meet the specialized needs of the worldwide pharmaceutical industry, the Company’s vision and product platform changed. The operations acquired through the Company’s acquisitions of ABC and Analytika were modified to keep pace with the developing needs of the ethical pharmaceutical market. The projected undiscounted future cash flows of these operations were substantially less than the carrying value of the related long-lived assets, including identifiable intangibles and goodwill. The fair value of the long-lived assets was determined based upon the discounted cash flows expected to be derived from these operations. Management of the Company believes that these operations will generate negative cash flows over the next several years due to the administrative costs required to support the projected revenue stream. Accordingly, the Company recorded an impairment charge of $8,787,000, consisting of $2,614,000 of purchased capitalized software and $6,173,000 of goodwill during the nine months ended September 30, 2001. Relative to the operations acquired as a result of the MMI acquisition, the Company now offers the mid-tier pharmaceutical market a product which is more compatible with the Company’s vision of integrated CRM solutions. Accordingly, the Company reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition to seven months as of June 2001. As the operations of the business acquired in the MMI acquisition continue to be successful, no impairment charge or reduction in life was necessary for the goodwill associated with MMI.

     During the three months ended September 30, 2002, the Company reviewed the carrying value of its long-lived assets including the facility held for sale. Based upon this review, the carrying value of the facility held for sale was adjusted to its fair value less costs to sell, amounting to approximately $6,900,000, which was determined based upon a third-party valuation. The resulting $1,832,000 impairment loss has been recorded as a separate line item in the statement of operations.

     INTEREST INCOME. Interest income decreased to $859,000 in the nine months ended September 30, 2002, down $1,224,000 or 59% from $2,083,000 in the nine months ended September 30, 2001. The decrease was primarily due to a lower short term interest rates versus last year which adversely impacted interest income during the nine months ended September 30, 2002.

     PROVISION FOR INCOME TAXES. The effective tax expense recorded in nine months ended September 30, 2002 was 40%, as compared with an effective tax benefit of 33% in the nine months ended September 30, 2001. This increase resulted from a net loss position offset by the write-off of certain goodwill amounts which are not deductible for tax purposes, both of which occurred in the nine months ended September 30, 2001.

     Also in July 2002, the State of New Jersey enacted new tax legislation that will adversely impact the effective state tax rate of most companies operating in New Jersey. This legislation is retroactive to January 1, 2002. It is estimated that the effect of this legislation will increase the Company’s effective tax rate from 36% to 40% for the 2002 tax year.

LIQUIDITY AND CAPITAL RESOURCES

     We finance our operations primarily through cash generated by operations. Net cash provided by operating activities was $13,223,000 for the nine months ended September 30, 2002, compared to $29,731,000 for the nine months ended September 30, 2001. This decrease was due largely to cash generated from the reduction of accounts receivable during the nine months ended September 30, 2001, due to the collection of an unusually high accounts receivable balance as of December 31, 2000. Overall, accounts payable and accrued expenses, including accrued restructuring charges, decreased by $9,480,000 during the nine months ended September 30, 2002 due to a reduction in management bonuses and continued payments of one-time and restructuring accruals. These factors were offset by the Company’s net loss in the nine months ended September 30, 2001 compared with its net income in the nine months ended September 30, 2002.

     Net cash used in investing activities was $23,499,000 in the nine months ended September 30, 2002. Cash used in investing activities was for funding of the Company’s acquisitions described in Note 6 to the Consolidated Financial Statements, investments in property and equipment, and additions to capitalized software development costs. Net cash used in investment activities was $30,272,000 in the nine months ended September 30, 2001, which was primarily for the purchase of a new facility (which is currently held for sale), investments in property and equipment and additions to capitalized software.

     Net cash provided by financing activities of $1,113,000 in the nine months ended September 30, 2002 includes approximately $2,600,000 of cash proceeds from the issuance of common stock offset by approximately $1,500,000 of repurchases of common stock under the stock repurchase program announced on July 31, 2002. Net cash used in financing activities of $14,151,000 in the nine months ended September 30, 2001 includes approximately $3,300,000 of cash proceeds from the issuance of common stock offset by approximately $17,500,000 of repurchases of common stock under the stock repurchase program announced on January 31, 2001.

     We maintain a $15,000,000 revolving line of credit agreement with JP Morgan Chase Bank. The agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to $105,000,000 plus 50% of net income earned after January 1, 2002 and 75% of the net proceeds to us of any stock offerings after September 30, 2001 as defined in the agreement. This covenant also limits the amount of cash dividends we may pay. The credit facility was recently extended for a one year period and currently expires on November 30, 2003. There were no borrowings outstanding under the agreement and we were in compliance with all of our covenant obligations as of September 30, 2002 and December 31, 2001.

     As of September 30, 2002, we did not have any material commitments for capital expenditures. Our principal commitments at September 30, 2002 consisted primarily of obligations under operating leases. Future minimum rental payments on these leases are as follows:

Year ending December 31,
2002	$ 2,599,000
2003	9,314,000
2004	7,646,000
2005	4,817,000
2006	4,246,000
2007 and thereafter	11,601,000

     As of September 30, 2002, letters of credit for approximately $500,000 were outstanding.

     The Company has an agreement with a venture capital fund with a commitment to contribute $1,000,000 to the fund, callable in $100,000 increments. As of September 30, 2002, $200,000 has been paid, with $800,000 of commitment remaining. The agreement has a termination date which is ten years from its effective date, subject to extension by the general partner.

     At September 30, 2002, our working capital was approximately $81,706,000. Total cash and investments were 36% of total assets as of September 30, 2002 compared with 43% as of September 30, 2001. The Company’s days sales outstanding in accounts receivable was 69 days as of September 30, 2002 compared with 52 days as of September 30, 2001. The September 30, 2002 days sales outstanding was adversely impacted due to the inclusion of the accounts receivable balances acquired in the SAI acquisition, which closed late in the third quarter of 2002. Had it not been for the acquisition, the Company’s days sales outstanding would have been 61 days as of September 30, 2002. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our currently projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, for the foreseeable future.

     We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments.

     On July 31, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to $20,000,000 of its outstanding common stock over a two-year period (the “2002 Stock Repurchase Plan”). Under the 2002 Stock Repurchase Plan, the Company will repurchase shares on the open market or in privately negotiated transactions from time to time. Repurchases of stock under the 2002 Stock Repurchase Plan are at management’s discretion, depending upon price and availability. The repurchased shares are held as treasury stock, which may be used to satisfy the Company’s current and near term requirements under its equity incentive and other benefit plans and for other corporate purposes. As of September 30, 2002, the Company has repurchased under the 2002 Stock Repurchase Plan 277,500 shares of Company common stock at a purchase price of $1,469,032.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OUR BUSINESS IS HEAVILY DEPENDENT ON THE PHARMACEUTICAL INDUSTRY

     Most of our customer relationship management (“CRM”) and sales force effectiveness (“SFE”) products and services are currently used in connection with the marketing and sale of prescription-only drugs. This market is undergoing a number of significant changes. These include:

•	the significant consolidation of the pharmaceutical industry as well as the timing and sequencing of sales to our customers may reduce the number of our existing and potential customers;

•	regulatory changes that permit the over-the-counter sale of formerly prescription-only drugs;

•	increasing Food and Drug Administration activism; and

•	competitive pressure on the pharmaceutical industry resulting from the continuing shift to delivery of healthcare through managed care organizations.

     We cannot assure you that we can respond effectively to any or all of these and other changes in the marketplace. Our failure to do so could have a material adverse effect on our business, operating results or financial condition.

WE MAY ENCOUNTER PROBLEMS WITH OUR RECENTLY IMPLEMENTED INTERNAL JOB-COST AND
FINANCIAL SYSTEMS THAT COULD NEGATIVELY IMPACT OUR BUSINESS, OPERATING RESULTS OR
FINANCIAL CONDITION

     We transitioned our internal job-cost and financial systems for our U.S. operations to an Oracle-based system in August 2002. While we took significant measures to ensure a successful transition and are confident that the implementation did not impact our ability to timely report accurate financial results for the third quarter of 2002, we cannot assure you that, despite our efforts, the transition will have no material adverse effect on our business, operating results or financial condition.

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

WE DEPEND ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

     Historically, a limited number of customers have contributed a significant percentage of the Company’s revenues. The Company anticipates that its operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The loss of any of these customers (which could include loss through mergers and acquisitions) could have a materially adverse effect on the Company’s business. While we have lost some customers to software products and/or services offered by our competitors or by our customers’ in-house staff, such events have not to-date had a material adverse impact on the Company. We cannot, however, make any assurances that we will retain our existing customers or attract new customers that would replace the revenue that could be lost if one or more of these customers failed to renew its agreement(s) with the Company.

BUSINESS AND ECONOMIC PRESSURES ON OUR MAJOR CUSTOMERS MAY CAUSE A DECREASE IN DEMAND FOR OUR NEW PRODUCTS AND SERVICES

     Business and economic pressures on our major customers may result in budget constraints that directly impact their ability to purchase the Company’s new products and services offerings. We cannot assure you that any decrease in demand caused by these pressures will have no material adverse effect on our business, operating results or financial condition.

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

OUR INTERNATIONAL OPERATIONS HAVE RISKS THAT OUR DOMESTIC OPERATIONS DO NOT

     The sale of our products and services in foreign countries accounts for, and is expected in the future to account for, a material part of our revenues. These sales are subject to risks inherent in international business activities, including:

•	any adverse change in the political or economic environments in these countries;

•	any adverse change in tax, tariff and trade or other regulations;

•	the absence or significant lack of legal protection for intellectual property rights;

•	exposure to exchange rate risk for service revenues which are denominated in currencies other than U.S. dollars;

•	difficulties in managing an organization spread over various jurisdictions; and

•	hostilities in any of these countries.

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

WE MAY FACE RISKS ASSOCIATED WITH EVENTS WHICH MAY AFFECT THE U.S. AND WORLD ECONOMIES

     The terrorist attacks of September 11, 2001 and subsequent world events created weakness in the U.S. and world economies. While we did not experience any material impact to our business during the time period immediately following the events of September 11, 2001, we cannot assure you that the impact of these events, the threat of hostilities in the Middle East, the threat of future terrorist activity in the U.S. and other parts of the world, and any related U.S. military action, on the U.S. and world economies will not adversely affect our business or the businesses of our customers.

OUR SUCCESS DEPENDS ON RETAINING OUR KEY SENIOR MANAGEMENT TEAM AND ONATTRACTING
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

21

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

Item 4.   Controls and Procedures.

     The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-Q and have found the disclosure controls and procedures to be effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, nor were any significant deficiencies or material weaknesses in the Company’s internal controls found.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(i)	Exhibits

10.44	Acquisition Agreement dated September 19, 2002 by and among Dendrite International, Inc., SAI Acquisition L.L.C., Software Associates International, LLC, Software Associates International Inc., The Interpublic Group of Companies, Inc., IPG SAI Holding Corp., Shaleen Gupta and Derek Evans

10.45	November 2002 Amendment to Credit Agreement with JP Morgan Chase Bank

(ii)	Reports on Form 8-K

(a)	The Company filed a Current Report on Form 8-K on August 2, 2002 pursuant to “Item 5. Other Events” relating to the authorization by the Company’s Board of Directors of a stock repurchase program.

(b)	The Company filed a Current Report on Form 8-K on August 14, 2002 pursuant to “Item 9. Regulation FD Disclosure” relating to correspondence filed with the Securities and Exchange Commission in connection with the Company’s Form 10-Q for the quarterly period ending June 30, 2002 and relating to the Company’s July 25, 2002 conference call to report second quarter results.

(c)	The Company filed a Current Report on Form 8-K on September 20, 2002 pursuant to “Item 5. Other Events” relating to the acquisition of Software Associates International.

22

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: November 14, 2002

By: JOHN E. BAILYE —————————————— John E. Bailye Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By: LUKE M. BESHAR —————————————— Luke M. Beshar Senior Vice President and Chief Financial Officer (Principal Financial Officer)

23

CERTIFICATION I, John E. Bailye, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dendrite International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	JOHN E. BAILYE —————————————— John E. Bailye Chairman and Chief Executive Officer

24

CERTIFICATION I, Luke M. Beshar, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Dendrite International, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	LUKE M. BESHAR —————————————— Luke M. Beshar Senior Vice President and Chief Financial Officer

25

EXHIBIT INDEX

Exhibit No.	Description

10.44	Acquisition Agreement dated September 19, 2002 by and among Dendrite International, Inc., SAI Acquisition L.L.C., Software Associates International, LLC, Software Associates International Inc., The Interpublic Group of Companies, Inc., IPG SAI Holding Corp., Shaleen Gupta and Derek Evans

10.45	November 2002 Amendment to Credit Agreement with JP Morgan Chase Bank