Form 10-K
period 2002-12-31
DENDRITE INTERNATIONAL INC
filed 2003-03-31
CIK 880321

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to_____.

Commission File Number 0-26138

_________________

Dendrite International, Inc.

_________________

(Exact Name of Registrant as Specified in Its Charter)

New Jersey (State or Other Jurisdiction of Incorporation or Organization)	22-2786386 (I.R.S. Employer Identification No.)

1200 Mt. Kemble Avenue
Morristown, NJ 07960-6797

_________________

(Address of Principal Executive Offices)
Registrant’s telephone number, including area code 973-425-1200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class

Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  X  ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  [ X ]

The aggregate market value of the shares of the common stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $357,004,000 based upon the closing price of the common stock, which was $9.67, on June 28, 2002. The number of shares of common stock outstanding as of March 18, 2003 was 40,468,641.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III.

     Note:   Dendrite®, ForceAdministrator®, ForceAnalyzer®, ForceAnalyzerCG™, ForceCG™, ForceConfigurator™, ForceMobile™, ForceMobileCG™, ForcePharma™, j-force™, j-forceMOBILE™, j-forceNET™, j-forceWEB™, Medicheck™, NUCLEUS Pharma™, Organization Manager™, Sample Allocations™, SampleEnforcer™, Sample Guardian™, Sample Reporting™, ScripMaxIQ™, VisiForce™, ™™, WebForceCG™, are either trademarks or registered trademarks of Dendrite International, Inc. All other service marks, trademarks and trade names referred to in this document are the property of their respective owners. The Company and any of its U.S. or international subsidiaries are sometimes collectively referred to as “Dendrite”, “we”, “our”or “the Company”.

PART I

ITEM 1.  BUSINESS.

GENERAL

        Incorporated in 1987, Dendrite International, Inc. (collectively, with its subsidiaries, the “Company” or “Dendrite”) was established to provide sales force automation solutions for the pharmaceutical industry. Since then, Dendrite has broadened its offerings to include multiple sales and marketing solutions and related services to life sciences clients. In 2002, with the strategic acquisition of Software Associates International (SAI), the Company further expanded its offerings. They now comprise a broad array of knowledge-based, technology-driven solutions that increase the effectiveness of sales, marketing, and clinical processes for pharmaceutical and other life sciences clients and include: Customer Relationship Management (CRM) Solutions, Information Management, Business Intelligence and Analytics, and Commercial Operations Management.

        We believe that our extensive knowledge of the complex and unique selling processes in the life sciences industry and our demonstrated ability to meet customers’ business needs have given us a strong position in our target market. With sales representatives and managers from 50 countries and more than 150 companies using Dendrite products and services, we are the world’s leading supplier of such solutions to the prescription-only pharmaceutical industry. Our customers include 19 of the world’s top 20 pharmaceutical companies. Our customers’ sales forces range in size from regional sales forces in developing markets around the world to those greater than several thousand representatives in the United States.

        Our solutions are highly configurable and designed to interface with other customer-facing software utilized by life sciences manufacturers, including proprietary systems or those designed by Dendrite or third parties. Our software products integrate and process large volumes of time-sensitive, sales-related data for use in developing sales strategies and campaigns. Our solutions enable customers to maximize the return on investment related to sales and promotional activities and improve operational profitability by allowing them to:

•	centralize data to maintain a history of all contacts with each physician;

•	analyze prescriber patterns to ensure delivery of the right message at the right time;

•	provide integrated data from multiple sources quickly to direct individual sales representatives;

•	share data among all company departments including other sales forces or execution channels interacting with the same physician;

•	realign sales territories and reallocate sales personnel on a customer or formulary basis;

•	provide technical and support services to maximize the selling time of the sales representatives; and

•	provide Internet-based training and support to minimize out-of-territory time of sales representatives and significantly reduce training costs.

     Our product offerings allow customers to select many different combinations of features for different types of sales forces. Our software products typically do not require customization (i.e., modification of source code) in order to be implemented; however; they are generally configured to address data, market, and other customer requirements. Our product offerings also include configuration and administration tools that enable customers to configure and administer several of our software products.

     Dendrite also supplies solutions to manufacturers of consumer goods, with products targeted at manufacturers whose sales representatives call on retail outlets. They enable sales representatives to manage all aspects of their call-reporting obligations, including the collection of pricing, promotions, and product placement information. In addition, our products also integrate sales information from a number of data sources. By using our products, consumer goods manufacturers can measure the effect of promotional activities and effectively plan and execute sales strategies in ways that bring them significant competitive benefits.

PRINCIPAL PRODUCTS

CRM Solutions. These include software and service solutions that enable customers to effectively execute their sales and marketing strategies. They are designed to capture and provide information to personnel involved in sales and sales management, marketing and to other levels within each client’s organization, including senior management. These software products are described below.

WebForce™. A comprehensive suite of sales force tools with data sharing, analysis, and interfacing capabilities, WebForce™ is intended to serve as the basis of the CRM environment for mid to large, national or multinational pharmaceutical customers. With country-specific functionality, the WebForce™ product suite offers a common architecture with interfaces that can be configured to support software solutions for every user market within the pharmaceutical arena.

        The WebForce™ product suite includes the following components:

• ForcePharma™. This desktop, laptop or tablet based solution is available in multiple configurations to support a variety of field forces, including field sales, account sales, institution sales, managers, and home office users, and can be additionally configured to address a customer’s specific business requirements.

• ForceMobile™. This Windows CE™-based handheld application provides functionality comparable to many laptop applications at a reduced cost. It is optimized for growth-focused organizations of all sizes that require greater portability, instant data access, and lower cost of hardware ownership.

• ForceAnalyzer™. A flexible, easy-to-use data viewing and analysis tool, ForceAnalyzer™ standardizes the decision support and reporting process for all levels of a pharmaceutical sales organization. It enables territory representatives to track the effects of promotional activities, and enables managers to achieve sales objectives, assure call-plan compliance, and manage promotional program implementation.

• ForceAdministrator™. This interactive territory-management tool enables pharmaceutical companies to align sales representatives to the right customer, at the right time, with the right product and the right message. It manages product, user, and alignment field force changes.

• ForceConfigurator™. Permitting pharmaceutical companies to configure WebForce™ to the exact requirements of individual sales forces, ForceConfigurator™ creates uniquely personalized interfaces by enabling users to configure screens, amend text, and change parameters.

4

• SampleEnforcer™. This home office administration tool is specifically designed to manage sampling activity and assist compliance with Prescription Drug Marketing Act (PDMA) and 21 Code of Federal Regulations (CFR) Part 11 guidelines.

j-forceWEB™. Specifically developed for the Japanese market and containing functionality similar to WebForce™, j-forceWEB™ is highly configured to meet local requirements unique to the Japanese prescription-only pharmaceutical market. Dendrite has also launched j-forceNET™ and j-forceMOBILE™, web-based solutions that utilize new broadband communications in Japan.

VisiForce™. Designed for developing markets around the world, VisiForce™ is a complete sales force management system that can be rapidly deployed and is highly configurable and scalable. VisiForce™ combines the business model of Dendrite’s popular Medicheck™ solution with the superior and flexible technology platform of Dendrite’s industry-leading WebForce™ solution. Fully functional on PDAs and laptops, VisiForce™ also allows companies to use technology appropriate to their budgets and specific market conditions.

Medicheck™. Operating with independent architecture, Medicheck™ is a pharmaceutical sales force solution that Dendrite has historically sold in diverse developing markets around the world. Currently, more than 11,000 drug representatives in over 40 countries use the system to enhance the effectiveness of their sales and marketing activities. Medicheck™ is being replaced by Dendrite’s VisiForce™ solution.

Information Management.   These offerings permit customers to construct, integrate, and manage data to provide enterprise decision support. Our primary information management solutions are described below:

NUCLEUS Pharma™. A comprehensive customer management system that enables users to capture, centralize, and manage all customer-related information, NUCLEUS Pharma™ provides sales organizations with a complete view of each customer based on all available data from any and every source. It enables pharmaceutical companies to define and store unique customer views to support enterprise-wide business activities. This provides sales forces, management, operations, and home office personnel with accurate, timely, and comprehensive information for making critical business decisions.

Validator. This solution keeps pharmaceutical customer data clean, up-to-date, and verified, allowing it to be standardized, updated, matched, and merged. Validator enables pharmaceutical companies to validate prescribers to ensure that only client-defined prescribers are in a database; repair incorrect or vacant DEA, ME, and state license numbers; repair incorrect or outdated address information; remove duplicates and merge data into one unique entity, or define other entities; and validate addresses to ensure the accuracy and efficiency of sales representatives.

Business Intelligence and Analytics. These offerings include software and service solutions for analyzing data that can be used to optimize promotional effectiveness or conduct post-marketing surveillance. Certain of our business intelligence and analytical solutions are described below:

ScripMaxIQ™. A comprehensive marketing application that can be used to improve the return on all channels of promotion, ScripMaxIQ™ enables companies to increase sales and market share by identifying opportunities to develop powerful competitive strategies based on specific patterns of prescribing events as determined through analysis of Dendrite’s longitudinal prescription data. Through a secure-access, web-based portal, ScripMaxIQ™ generates key event reports through the timely delivery of actionable information, enabling clients to make critical business decisions based on the latest physician prescribing habits and market patterns.

Analytics and Consulting. Dendrite also provides analytical and consulting services based on the development of a customer specific database and the application of unique tools. The Company has developed strategic partnerships with a consortium of chain and independent retail pharmacies that are demographically and geographically diverse across the United States. These pharmacy data partners deliver a new level of timely, accurate, and anonymous data (an estimated 140 million prescriptions each month) for incorporation into Dendrite’s proprietary algorithms and tools. Through this alliance, Dendrite offers clients access to unique data, that when combined with advanced analytics and predictive modeling capabilities, provides information regarding prescriber behavior not typically available from standard forms of analysis. Dendrite’s analytical and consulting services include:

•	Promotional response modeling and ROI analysis, forecasting and targeting, segmentation, and early adopter studies;

•	Incentive and compensation plan design, quota setting and allocation, territory optimization, sales force sizing and structure, and business process engineering;

•	Sample allocation, sample management, and reconciliation; and

•	Safety surveillance, pharmacovigilance/risk management, and investigator recruitment.

Our approach to advanced analytics recognizes that each customer’s portfolio of products possesses unique characteristics that must be represented in the analysis in order to produce meaningful and actionable results. Therefore, when a client chooses to implement modeling for one or more of its brands, our consultants work with the client’s managers and analysts to identify and quantify those aspects of the market and product conditions that need to be represented in the analysis. We then tailor the models to the client’s specific business and marketing needs. Once this tailoring has been completed, the resulting models and tools can be incorporated into the client’s overall solution for ongoing use. The client’s business can be positively impacted when the analytics drive actions which, when implemented, result in changed behavior to enhance business performance in a measurable way.

Commercial Operations Management. These solutions consist of software and services that enable clients to manage mission-critical business processes in support of their sales and marketing. They include:

Sample Guardian™. This sample tracking and auditing system total management solution for accountability, compliance, and maintenance of critical sample information provides all the tools and strategic management information needed by drug companies to comply with PDMA regulations.

6

Sample Allocations™. A comprehensive intranet-based solution to enable pharmaceutical personnel to manage product sample allocations to the field, Sample Allocations™automates all tasks, at the home office and in the field, involved in initiating, managing, and processing sample fulfillment.

Sample Reporting™. This reporting solution is designed to provide easy and rapid access to home office users in order to analyze, report, and trend sample information collected by Dendrite’s Sample Guardian™ solution. Based on an optimized query infrastructure, reports are designed, delivered, and presented using industry-leading third-party business intelligence tools.

Organization Manager™. Enabling pharmaceutical companies to quickly and effectively respond to changing market conditions and business requirements by simplifying the task of capturing and maintaining sales force demographic information and aligning disparate field forces, Organization Manager™ lets users create centralized representative rosters that are easily accessible across the entire organization. This permits the efficient management of sales force information in order to effectively deploy and direct field force resources.

CONSUMER GOODS INDUSTRY PRODUCTS

        Our consumer goods (CG) software products are generally configured in a manner similar to our pharmaceutical software products. However, consumer goods sales representatives are more likely to use handheld or palmtop computing devices than laptop and desktop personal computers. The Company’s solution offerings are described below:

WebForceCG™. This comprehensive, web-enabled product suite guides consumer goods companies in effectively managing objective-driven, bi-directional communication among home office, sales management, and remote field sales forces. WebForceCG™ facilitates effective product promotions, management objectives, event activities, and funds management. Simultaneously, it provides sales forces with a single, centralized location from which to access product information, enter orders, report shelf conditions, evaluate competitors, record and catalogue client and prospect data, and access customer and account databases. The WebForceCG™ suite consists of three core applications (ForceCG™, ForceMobileCG™ and ForceAnalyzerCG™) for sales and marketing units within traditional CG companies, over-the-counter/consumer health care units, and generic pharmaceutical divisions.

PRINCIPAL SERVICES

        In addition to product offerings, Dendrite offers a comprehensive range of services that may be used in conjunction with Dendrite products or as stand-alone offerings. We also provide data-related services, including data scrubbing, match, merge, and purge activities, and data analysis services. Nearly all of our customers engage Dendrite to provide all or some of these services, including software-defect resolution.

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

        Typically, we provide services under multi-year contracts. In North America, we enter into service agreements directly with customers. Outside North America, we enter into service agreements through our local wholly owned subsidiary or branch. Depending upon the size of the customer and scope of services to be performed, a dedicated service group may be comprised of five to 300 persons. Our services are described below:

Implementation Services. These services include: the implementation and, if applicable, configuration, of a Dendrite software product to meet customer requirements; customization of source code; creation of the customer’s specific version of the Dendrite data model; creation of the customer’s integrated database; loading of data onto the customer’s remote computer hardware; and training customer employees on the use and capabilities of Dendrite sales force software products.

Technical and Hardware Support Services. These offerings include technical support for Dendrite’s software products; continuing support of the customer’s database; loading and linking new releases of third party data purchased by the customer; identifying new functional segments for data analysis; providing software defect resolution and issuing performance enhancements; and developing business interruption plans for management of any unforeseen interference with Dendrite’s provision of ongoing support services. In addition, at the request of certain customers, we may resell computer hardware and third-party software.

Data Center Services. Dendrite provides clients with data storage and cleansing, retrieval, and analysis, enabling them to seamlessly manage large volumes of critical information. The Company also operates and maintains Company and client servers. The Company’s state-of-the-art data center, strategically located in Chesapeake, Virginia, offers a secure and protected environment conducive to multiple production applications.

Call Center Services. The Company delivers comprehensive help desk support service to home office and field users, providing responses to support requests and offering a “single point of contact” and accountability through its call center technology and support personnel.

Asset Management Services. From its facility in Bethlehem, Pennsylvania, Dendrite’s hardware management department provides complete repair, maintenance, asset control and upgrade support for a wide variety of computing devices and components to keep sales forces effective and operational.

Sales Force Support Services. These services include project management; ongoing training on the use and capabilities of Dendrite’s products; assistance in planning and executing realignments of sales territories or functional (e.g., formulary-based) segments to allow more effective resource allocation; direct customer service telephone support for Dendrite and most third party software products (available seven days a week and in many foreign languages); proactive prescription data analysis at a territory and physician level to a customer’s sales representatives to improve sales and promotional campaigns; and data integration and data management services with data our customers obtain from third party sources.

Clinical Trial Services. Dendrite offers a broad range of clinical trial services to pharmaceutical companies, enabling them to conduct these trials more efficiently and expeditiously. Areas of clinical expertise include:

•	designing and implementing integrated risk management/safety plans for the pharmaceutical industry which include: risk identification, evaluation of potential hazards, communication of risk information and messages to motivate compliance, and management systems that include testing of message approach;

•	streamlining and supporting eClinical processes such as patient randomization, electronic and mobile data capture, document management, worldwide serious adverse event reporting, and investigator coordination through its global multilingual 24x7 help desks;

8

•	optimizing investigator recruitment and identifying appropriate investigators and sites using proprietary data and analytic engines; and

•	managing the eLearning process by providing application sharing of eClinical solutions for investigators, clinical research coordinators, and clinical research associates.

CUSTOMERS

        Our major customers consist of large, multinational pharmaceutical or other life sciences companies, including: Abbott; Allergan; AstraZeneca; Aventis; Bristol-Myers Squibb; Celltech Medeva; Dai-nippon; Eli Lilly; Ethicon Endo-Surgery; Forest Laboratories; GlaxoSmithKline; Kissei; Merck, Mitsubishi Tokyo; Novartis; Novo Nordisk; Ono Pharmaceuticals; Pfizer; Procter & Gamble; Sanofi; Solvay; Takeda Pharma; Teijin; Tokyo Tanabe; Torii; Tsumura; and Wyeth Lederle. In addition, in the consumer goods market, our major customers include: Bacardi/Martini Triodis; JTI MacDonald; Nestle Purina; PepsiCo; Prodirest; and Rayovac.

        Approximately 45% of our total revenues in 2002 came from our two largest clients: Pfizer and Bristol-Myers Squibb. Approximately 51% of our total revenues in 2001 came from Pfizer and Bristol-Myers Squibb. Approximately 52% of our total revenues in 2000 came from Pfizer, Johnson & Johnson and Bristol-Myers Squibb.

COMPETITION

        The market for the type of solutions we provide, including CRM and sales force effectiveness (SFE) and related support services, is highly competitive and rapidly changing. Many companies offer CRM and SFE products and/or services in the pharmaceutical and consumer goods industries. We also compete with many companies that provide support services similar to our own.

        Although there are a number of other companies that sell CRM and SFE products, both within and outside the pharmaceutical industry (including Siebel, Synavant, Stay-in-Front, and Cegedim), certain companies attempt to adapt their products across a broad number of industries and uses. Dendrite, however, believes that it has distinguished itself and is well positioned in the pharmaceutical market by reason of its unique combination of deep pharmaceutical business knowledge, recognized technical support and depth of personnel experienced in the pharmaceutical industry, and proprietary products and product architecture uniquely suited to the pharmaceutical industry.

        Our products and services compete with others principally on the basis of industry applicability, product flexibility and configuration, as well as platform configuration. They also compete on the basis of name recognition, global competence, service standards, cost, breadth of customer base, and technical support and service.

        We believe that our solutions compete favorably with respect to these factors, and that we are particularly well positioned to maintain strong market leadership through innovative new product and application developments, and continued focus on support services.

        We expect competition to increase as new competitors enter the market to supply CRM and SFE products and/or services and as existing competitors expand their product lines, consolidate, or offer more compelling solutions. Some of our competitors and potential competitors are part of large corporate groups and have longer operating histories and significantly greater financial, sales, marketing, and technology resources than Dendrite. We also expect to encounter additional competition in the future from firms offering outsourcing of information technology services and from vendors of software products providing specialized applications not offered by us, including enterprise resource planning vendors.

        We may also face competition from vendors that do not currently compete within our vertical markets. In addition, we face potential competition from current customers and potential customers who may elect to design and install or operate their own systems.

RESEARCH AND DEVELOPMENT

        Dendrite continues to take advantage of new technologies in developing new products and services. We recorded approximately $10,396,000, $11,104,000 and $10,875,000 of research and development expense in the years ended December 31, 2002, 2001 and 2000, respectively.

        We have capitalized certain costs related to the development of new software products and the enhancement of existing software products consistent with Statement of Financial Accounting Standards 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. Capitalized software development costs net of accumulated amortization were $5,605,000 and $5,518,000 at December 31, 2002 and 2001, respectively.

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

EMPLOYEES

        As of December 31, 2002, the Company employed 1,559 employees: 1,106 in the United States and Canada; 216 in Europe; 132 in the Pacific Rim; and 105 in Latin America.

GEOGRAPHICAL AREAS

        See Note 17 to the Consolidated Financial Statements concerning information relating to the Company’s geographic areas.

EXECUTIVE OFFICERS

        The following table identifies the current executive officers of the Company:

Name	Age	Capacities in Which Serve
John E. Bailye	49	Chairman of the Board and Chief Executive Officer
Paul L. Zaffaroni	56	President and Chief Operating Officer
Kathleen E. Donovan	42	Senior Vice President and Chief Financial Officer
Marc Kustoff	47	Senior Vice President and Chief Technology Officer
Christine A. Pellizzari	35	Vice President, General Counsel and Secretary
Brent J. Cosgrove	38	Vice President and Corporate Controller

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

        Kathleen E. Donovan has served as Senior Vice President and Chief Financial Officer since March 2003. Ms. Donovan has been with Dendrite since 1997 and has previously served as Vice President and Acting Chief Financial Officer, Vice President and Treasurer, Vice President and Chief Financial Officer of American Operations, Vice President and Corporate Controller, and Vice President of Financial Operations. Prior to joining the Company, Ms. Donovan spent 14 years at Unisys Corporation, most recently as Director of Corporate Financial Planning. Ms. Donovan holds a Bachelor of Science in Finance from Georgetown University.

        Marc Kustoff has served as Senior Vice President and Chief Technology Officer since November 2000. Prior to joining Dendrite, Mr. Kustoff served as Vice President, Information Systems at Parke-Davis Pharmaceutical Co., and has held information technology management positions at Corning Life Sciences, Inc. and Rhone-Poulenc Rorer, Inc. Mr. Kustoff holds a Bachelor’s degree from the State University of New York, and Master’s degrees from Michigan State and Long Island Universities.

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

        Brent J. Cosgrove has served as Vice President and Corporate Controller since June 2001. Mr. Cosgrove has been with Dendrite since 1997 and previously served as Director of Investor Relations and Director of European Finance. Mr. Cosgrove holds a Bachelor of Science in Accountancy from Ferris State University.

ADDITIONAL INFORMATION

        For additional information regarding the Company’s business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

AVAILABLE INFORMATION

     We make available free of charge through our website, www.dendrite.com, all materials that we file electronically with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC. As of March 13, 2003, we made all such materials available through our website as soon as reasonably practicable after filing such materials with the SEC.

     You may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information which the Company files electronically with the SEC.

ITEM  2.  PROPERTIES.

        The Company leases a 101,500 square foot building in Morristown, New Jersey, which serves as our corporate headquarters; a 100,000 square foot facility in Chesapeake, Virginia, which houses our data and call centers; a 33,000 square foot facility in Bridgewater, New Jersey, which serves as administrative offices; 10,038 square feet of office space in Stroudsburg, Pennsylvania, which houses customer support personnel; a 26,280 square foot building in Basking Ridge, New Jersey, which houses customer support personnel; a 37,745 square foot building in Bethlehem, Pennsylvania and a 15,000 square foot warehouse in Somerset, New Jersey, both of which serve as hardware repair and maintenance facilities; and a 9,490 square foot office in Durham, North Carolina, which houses certain employees in our SAI Business Unit. We also lease a total of 90,812 square feet for local management, sales offices and customer support operations in seventeen foreign locations: Australia, Belgium, Brazil, Colombia, China, Ecuador, France, Germany, Hungary, Italy, Japan (two locations), Mexico, The Netherlands, New Zealand, Portugal and the United Kingdom. The Company owns a 145,000 square foot building in Piscataway, New Jersey, which was purchased for the purpose of establishing a new U.S. operations facility to accommodate the Company’s growth. In connection with its second quarter 2001 restructuring plan, the Company determined to shift its operations to other existing facilities and therefore determined to sell this facility. See Notes 1, 2 and 3 to the Company’s Consolidated Financial Statements.

        Servers located at our facilities are commonly maintained in a secured area and are subject to regular audit and inspection by our customers. The Company maintains database servers located at our facilities for substantially all of our U.S. customers and many of our international customers.

ITEM 3.  LEGAL PROCEEDINGS.

        Dendrite is from time to time involved in litigation relating to personnel and other claims arising in the ordinary course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company’s common stock, no par value, is quoted on the Nasdaq National Market System under the symbol “DRTE”. As of March 18, 2003, there were approximately 296 holders of record of our common stock.

        The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported by the Nasdaq National Market System.

Period	High	Low
Quarter Ended March 31, 2002	$ 15.80	$ 9.79
Quarter Ended June 30, 2002	14.04	9.36
Quarter Ended September 30, 2002	10.46	4.80
Quarter Ended December 31, 2002	8.38	5.10
Quarter Ended March 31, 2001	$ 27.19	$ 11.63
Quarter Ended June 30, 2001	13.34	7.42
Quarter Ended September 30, 2001	13.65	6.56
Quarter Ended December 31, 2001	15.15	6.90

        The Company has never paid any cash dividends on its common stock and does not intend to pay any cash dividends on common stock in the foreseeable future. If the Company were to consider paying cash dividends, certain of the covenants of the Company’s line of credit may limit the amount of any such dividends we may pay. See Note 11 to the Consolidated Financial Statements and “Liquidity and Capital Resources” in Item 7 for a discussion of our line of credit agreement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

	YEAR ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

	(IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues:
License fees	$13,507	$18,695	$23,966	$24,244	$14,955

Services	212,249	208,667	194,093	152,118	118,612

	225,756	227,362	218,059	176,362	133,567

Costs of revenues:
Cost of license fees	4,730	4,897	3,420	2,360	2,314
Purchased software impairment (a)	--	2,614	--	--	--

Cost of services	106,817	117,312	91,967	76,057	60,821

	111,547	124,823	95,387	78,417	63,135

Gross margin	114,209	102,539	122,672	97,945	70,432

Operating expenses:
Selling, general and administrative	77,301	94,578	67,884	56,927	44,046
Research and development	10,396	11,104	10,875	7,669	4,584
Mergers and acquisitions	--	--	--	3,466	--
Restructuring charge (b)	(47)	6,110	--	--	--
Asset impairments (c)	1,832	11,723	--	--	--
Write-off of in-process research and
Development	--	--	--	--	1,230

	89,482	123,515	78,759	68,062	49,860

Operating (loss) income	24,727	(20,976)	43,913	29,883	20,572
Interest income	1,085	2,439	3,541	1,880	1,099

Other income (expense)	(149)	3	5	(189)	(466)

Income (loss) before income taxes	25,663	(18,534)	47,459	31,574	21,205

Income tax (benefit) expense	10,265	(6,063)	16,848	12,234	8,446

Net income (loss)	$15,398	$(12,471)	$30,611	$19,340	$12,759

Net income (loss) per share:
Basic	$0.39	$(0.31)	$0.78	$0.51	$0.35

Diluted	$0.38	$(0.31)	$0.74	$0.48	$0.32

Shares used in computing net income (loss)
per share:
Basic	39,872	39,681	39,354	37,725	36,080

Diluted	40,127	39,681	41,344	40,599	39,392

14

	DECEMBER 31,

	2002	2001	2000	1999	1998

	(IN THOUSANDS)
BALANCE SHEET DATA:
Working capital	$84,933	$93,721	$113,738	$78,131	$50,608
Total assets	188,476	166,483	175,903	124,720	81,831
Capital lease obligation, less current portion	275	--	--	285	544
Stockholders’ equity	146,759	128,847	153,298	101,116	61,049

(a) Purchased software impairment is discussed in Note 3 to the Consolidated Financial Statements.

(b) Restructuring charge is discussed in Note 2 to the Consolidated Financial Statements.

(c) Asset impairment is discussed in Notes 3 and 6 to the Consolidated Financial Statements.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” regarding our strategy, future operations, future expectations or future estimates, financial position and objectives of management. Those statements in this Form 10-K containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical, life sciences and consumer packaged goods industries. All such forward-looking statements involve risks and uncertainties, including those risks identified under “Factors That May Affect Future Operating Results,” many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-K, as more fully described under “Factors That May Affect Future Operating Results”. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-K, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligations to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

OVERVIEW

        Co-founded in 1986 by John E. Bailye, the Company’s Chairman and Chief Executive Officer, and incorporated in 1987, Dendrite was established to provide sales force automation solutions for the pharmaceutical industry. Since then, it has broadened its offerings to include multiple sales and marketing solutions and related services to life sciences clients. Dendrite’s solutions now comprise a broad array of knowledge-based, technology-driven solutions that increase the effectiveness of sales, marketing, and clinical processes for pharmaceutical and other life sciences clients, including: Customer Relationship Management (CRM) Solutions, Information Management, Business Intelligence and Analytics, and Commercial Operations Management.

        Our primary markets are currently in the United States, Japan, France and United Kingdom. We bill services provided by our foreign branches and subsidiaries in local currencies. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period. We generated total revenues outside the United States of approximately 21%, 19% and 23% during the years ended December 31, 2002, 2001 and 2000, respectively. Our revenues and operating profits by geographic areas are shown in Note 17 of “Notes to Consolidated Financial Statements”.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

        Securities and Exchange Commission Financial Reporting Release 60, requires companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. A critical accounting policy is one that is both very important to the portrayal of a company’s financial position and results of operations, and requires management’s most difficult, subjective or complex judgments. The Company believes its critical accounting policies to be revenue recognition, accounting for restructuring and impairments and income taxes. See Note 1 to the Consolidated Financial Statements for a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

        The area of revenue recognition requires the Company’s management to make significant judgments and estimates. AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition”, governs revenue recognition for arrangements that include software, which is more than incidental to the arrangement. Under SOP 97-2, if a sale of software includes services that are essential to the functionality of the software, then the entire arrangement is to be accounted for using contract accounting as described in Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The determination of whether or not services are essential to the functionality of the software can differ from arrangement to arrangement, and requires the use of significant judgment by management. Factors used in determining whether or not services are essential to the functionality may include: whether or not physical changes are being made to the software’s underlying source code; the complexity of software configuration services; the level of effort required to build interfaces; the overall relationship of the service fees to the license fees; the length of time expected to complete the services and whether or not the services can be obtained by a customer from their internal resources or another third-party vendor. If services are not considered to be essential to the software, SOP 97-2 generally allows companies to recognize revenue for software licenses upon delivery of the licenses, prior to configuration or implementation services, provided that the other requirements of the SOP are met. In management’s judgment, the Company’s configuration and implementation services generally are essential to the functionality of its software. Therefore, the Company typically recognizes revenues using the percentage-of-completion method as detailed in SOP 81-1.

        The Company’s arrangements are segmented, in accordance with SOP 81-1, into two primary elements or profit centers, one being the license fee and implementation service element and the other being an ongoing sales force support services element. The Company believes that its arrangements meet all of the criteria under SOP 81-1 to allow for the segmentation of the two elements. If the segmentation criteria could not be met, it would result in recognition of the Company’s license and implementation service revenues over the term of its multi-year support service agreements.

        The percentage-of-completion method of revenue recognition requires management to use significant estimates in measuring the progress-to-completion for each project. For its license fee and implementation service projects, the Company uses the input measure of labor incurred as compared with total expected labor for the entire project. The determination of total project labor requires the use of significant judgment and estimates. We review these estimates on a monthly basis. Actual results could differ from these estimates, which would have impacted the amount of revenue previously recognized, had better estimates been available at the time.

Accounting for Restructuring

        During 2001, the Company recognized costs in connection with a restructuring plan which involved a reduction in size of the Company’s work-force, downsizing of certain facilities and relocation of certain activities. The restructuring-related costs were based upon formal plans approved by the Company’s management using the information available at the time. See Note 2 to the Consolidated Financial Statements for further discussion of the restructuring and related charges.

Accounting for Impairments

        We review long-lived assets other than goodwill and capitalized software development costs for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. If indicators of impairment are present, we evaluate the recoverability of the long-lived assets by estimating future undiscounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the long-lived asset. If this estimate of future undiscounted cash flows demonstrates that recoverability is not probable, an impairment loss would be calculated and recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The estimate of the fair value and the future undiscounted cash flows of the underlying long-lived assets are based on significant judgment and assumptions.

        We review capitalized software development costs and purchased capitalized development software costs for impairment at each balance sheet date to determine if the unamortized capitalized costs of a computer software product is greater than the net realizable value of that product. In those instances where the unamortized capitalized costs are greater than the net realizable value, we will record an impairment.

        We assess the impairment of goodwill and other identifiable intangibles on an annual basis (October 1 of each year) and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

        On an annual basis or when we determine that the carrying value of goodwill and other identified intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we compare the fair value of the reporting unit to its carrying value, including goodwill (step one of the required test). If the carrying value exceeds fair value, we would perform step two of the required test and record the impairment charge in our statement of operations.

Income taxes

        We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences, all of which require significant management judgments. Realization is dependent on generating sufficient taxable income of a correct character prior to the expiration of the loss carryforwards, capital loss and foreign tax credit carryforwards. Although realization is not assured, management currently believes it is more likely than not that the recorded net deferred tax asset will be realized; however, the asset could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

MERGERS AND ACQUISITIONS

        We regularly evaluate opportunities to acquire products or businesses that represent strategic enhancements to our operations. Such acquisition opportunities, if they arise, may involve the use of cash or equity instruments. The Company has made the following acquisitions over the last three years:

Software Associates International

        On September 19, 2002, the Company acquired Software Associates International (“SAI”), a privately held company based in New Jersey. SAI provided software products and solutions that enabled corporate level sales and marketing analysis for pharmaceutical companies. These solutions are complementary to the Company’s core suite of business products. The results of SAI’s operations have been included in the Consolidated Financial Statements since the acquisition date.

        The aggregate purchase price was approximately $16,739,000 which included: cash of approximately $15,092,000; accrued professional service fees of approximately $410,000; and options to purchase Dendrite common stock valued at approximately $1,237,000. The fair value of the stock options was estimated using the Black-Scholes valuation model. The Company is in the process of finalizing a third-party valuation of certain intangible assets and its evaluation of acquired facilities and personnel for redundancy, and therefore, the purchase price allocation is preliminary and subject to adjustment.

        The Company recorded $7,523,000 of goodwill and $4,694,000 of acquired intangible assets, of which approximately $732,000 was assigned to registered trademarks that are not subject to amortization. The remaining $3,962,000 of acquired intangible assets includes purchased software development costs of approximately $2,441,000, approximately $328,000 of non-compete agreements and approximately $1,193,000 of customer relationship assets.

        In connection with the acquisition of SAI, the Company developed an exit plan. The exit plan consisted of closing a facility in Mt. Arlington, New Jersey and relocating the operations to the Company’s other facilities in New Jersey. The Company accrued as part of the acquisition costs the costs to terminate certain leases amounting to $3,252,000. The Company anticipates finalizing the close of the facility during the first quarter of 2003.

Pharma Vision

        On August 12, 2002, the Company acquired Pharma Vision for cash consideration of approximately $700,000, which included approximately $50,000 of professional service fees. Pharma Vision collected and sold data for customer targeting that pharmaceutical representatives use in Europe and provided support to pharmaceutical customers in Belgium and The Netherlands. The results of Pharma Vision’s operations have been included in the consolidated financial statements from the date of acquisition.

Analytika

        On January 6, 2000, the Company purchased all of the assets and assumed certain liabilities of Analytika, Inc. (“Analytika”), a provider of advanced analytical products, consulting services and outsourced operations services to the pharmaceutical industry. Under the terms of the acquisition agreement, the Company paid $2,318,000 in cash, which included transaction costs, and Dendrite common stock valued at $6,506,000. The acquisition has been accounted for using the purchase method with the purchase price allocated to the fair value of the assets acquired and liabilities assumed based on their respective fair market values at the acquisition date. Of the purchase price, $2,890,000 was allocated to purchased capitalized software development costs. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill ($5,979,000) based upon a third party valuation. Analytika’s results of operations have been included in the Company’s Consolidated Financial Statements from the date of acquisition.

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:

	YEAR ENDED DECEMBER 31

	2002	2001	2000

Revenues:
License fees	6%	8%	11%
Services	94	92	89
	100	100	100
Costs of Revenues:
Cost of license fees	2	2	2
Purchased software impairment	--	1	--
Cost of services	47	52	42
	49	55	44
Gross Margin	51	45	56
Operating Expenses:
Selling, general and administrative	34	41	31
Research and development	5	5	5
Restructuring charge	--	3	--
Asset impairments	1	5	--
	40	54	36
Operating income (loss)	11	(9)	20
Interest and other income	1	1	2
Income (loss) before income taxes	12	(8)	22
Income tax (benefit) expense	5	(2)	8

Net Income (loss)	7%	(6)%	14%

        The discussion of our results in this Management’s Discussion and Analysis of Financial Condition and Results of Operations includes and, where so indicated, excludes, the impact of the restructure and asset impairment charges and other non-comparable items. In discussing its period to period results, the Company believes it is useful, for investors and management, in reviewing financial performance, to understand the impact on operating results and financial condition (including on a comparative basis) of actions, events and items which the Company believes are not normally part of its operations or are otherwise unusual events. It supplements, and is not intended to represent, GAAP presentation.

YEARS ENDED DECEMBER 31, 2002 AND 2001

    REVENUES.        Total revenues decreased $1,606,000 to $225,756,000 in 2002, down 1% from $227,362,000 in 2001.

        License fee revenues decreased $5,188,000 to $13,507,000 in 2002, down 28% from $18,695,000 in 2001. License fee revenues as a percentage of total revenues were 6% in 2002 as compared to 8% in 2001. License fees are, by nature, non-recurring items and fluctuate from year to year. The majority of license fee revenue recognized during the year ended December 31, 2002 related to sales to new clients as well as purchases of additional user licenses by existing customers who increased the size of their sales forces . The decrease in license fee revenues from 2001 to 2002 was primarily due to fewer software upgrades by existing customers in 2002 as compared to 2001. License fee revenues increased during the fourth quarter of 2002 by 106% from the fourth quarter of 2001 and 152% from the third quarter of 2002. This increase was caused by both additional user purchases by a large existing customer as well as a sale to a new customer.

        Service revenues increased $3,582,000 to $212,249,000 in 2002, up 2% from $208,667,000 in 2001. Service revenues as a percentage of total revenues were 94% in 2002 as compared to 92% in 2001. The Company’s results reflected growth in technical and hardware support services and international operations offset by a decrease in its domestic sales support services of approximately 13% compared to 2001. The decrease in domestic sales support services was primarily attributable to the roll-off of a large customer.

        Service revenues were atypically high in the fourth quarter of 2001. This was a result of our largest customer completing a major rollout for their entire user base during the fourth quarter of 2001. The rollout resulted in significant increases in the services rendered to our customers for initial training and peak period hardware and help desk support.

        COST OF REVENUES. Cost of revenues decreased $13,276,000 to $111,547,000 in 2002, down 11% from $124,823,000 in 2001.

        Cost of license fees decreased $167,000 to $4,730,000 in 2002, down 3% from $4,897,000 in 2001. Cost of license fees for the year ended December 31, 2002 is comprised of the amortization of capitalized software development costs of $2,766,000 and third party vendor license fees of $1,964,000. Cost of license fees for the year ended December 31, 2001 is comprised of the amortization of purchased software and capitalized software development costs of $3,601,000 and third party vendor license fees of $1,296,000. The decrease in the amortization of capitalized software development costs in the year ended December 31, 2002 was primarily attributable to the Company entering into a new product strategy in 2001 which resulted in accelerated amortization of the remaining purchased capitalized software by the end of 2001. The new strategy called for the features and functionality of the Marketing Management International, Inc. ("MMI") products to be incorporated under the current WebForce™ umbrella. The Company estimated the net realizable value of the MMI product to be greater than our carrying value in accordance with Statement of Financial Accounting, Standard 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS 86”); however, due to the new version of WebForce™ which was to replace the MMI product, the estimated useful life of the MMI capitalized software was reduced to approximately six months. As a result, we accelerated the amortization to coincide with the estimated useful life of the product and recorded an additional $678,000 of amortization expense. The remaining decrease in amortization relates to amortization recorded in 2001 on purchased capitalized software costs from the Company’s acquisition of Analytika and Associated Business Computing, N.V (“ABC”). These were fully written-off in the second quarter of 2001 and therefore there was no amortization expense in 2002. The increase in the third party vendor license fees is directly related to the increase in sales of third party licenses during the fourth quarter of 2002.

        During the second quarter of 2001, the Company recorded an impairment charge of $2,614,000 related to its purchased capitalized software costs from its acquisitions of Analytika and ABC. As discussed above, the Company entered into a new product strategy in 2001. This new strategy called for the retirement of the ABC and Analytika products since features and functionality were not being incorporated under the new WebForce™ umbrella. At that time, we determined that we would no longer offer the Analytika and ABC products, but would continue to support both products until existing customer contract terms expired. As a result, no revenues were forecasted for either product in the future other than those under existing contracts. Further, despite the lack of future revenue we needed to maintain the infrastructure required to support our Analytika and ABC products for the term of each contract. Since the forecasted revenue base was significantly reduced yet the infrastructure and administrative costs remained relatively fixed, these operations transitioned from positive to negative cash flows. In accordance with SFAS 86 we compared the unamortized capitalized software developments costs to the net realizable value of that product. In our analysis, the net realizable value for the Analytika and ABC products was determined to be negative due to the fact that estimated future revenues generated from new sales were zero. As a result all of the purchased capitalized software associated with Analytika and ABC was determined to be impaired during the quarter ended June 30, 2001. See Note 3 to the Consolidated Financial Statements and “Restructuring Charge” and “Asset Impairment” below for a discussion of the restructuring charges and asset impairments recorded in the year ended December 31, 2001.

        Cost of services decreased $10,495,000 to $106,817,000 in 2002, down 9% from $117,312,000 in 2001. This decrease was due primarily to $1,434,000 of unusual costs recorded in the year ended December 31, 2001, which related to the recognition of future losses on selected contracts for which we expected the costs of providing the future services would exceed the revenue to be received from the performance of the services, which was identified while examining the restructuring of our Stroudsburg, PA facility, and $3,118,000 which related to other exit costs, primarily retention bonuses. The retention bonuses were paid to those employees who would lose their jobs at a future date as a result of the restructuring, discussed below under "Restructuring Charge", but who were needed during the transition to complete assigned tasks related to the exit plan. During 2002, the Company reversed approximately $939,000 of the unusual costs related to future loss contracts as the Company’s future obligations with respect to these contracts were favorably resolved in 2002. There was an additional decrease in cost of services primarily due to efficiencies gained from the Company’s 2001 restructuring plan which resulted in relocation of certain services to locations with lower operating expenses.

        Gross margin for license fees was 65% in 2002 up from 60% in 2001. The gross margin in 2001 was impacted significantly by the $2,614,000 asset impairment and $678,000 of accelerated amortization of MMI purchased capitalized software costs that were recorded in 2001. Excluding these items, the gross margin would have been 78% for 2001. As a result, gross margin from 2002 actually decreased from 2001 due primarily to the increase in the sale of third party licenses as a percentage of total license fee revenue.

        Gross margin for services was 50% in 2002 up from 44% in 2001. The gross margin in 2001 was impacted significantly by the $4,552,000 of unusual costs described above within cost of services that was recorded in 2001. Excluding these items, the gross margin would have been 46% for 2001. The improvement in gross margin during the year ended December 31, 2002 was due to the reversal in the year ended December 31, 2002 of approximately $939,000 of non-recurring costs previously recorded relating to the recognition of future losses on selected contracts, for which the Company’s future obligations with respect to these contracts were favorably resolved. Also contributing to the improvement was a favorable mix shift within our services business and the efficiencies gained from the Company’s restructuring plan and the relocation of certain services to locations with lower operating expenses that took place during 2001.

        Total gross margin for 2002 was 51%, up from 45% in 2001 for the reasons set forth above.

        SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses decreased $17,277,000 to $77,301,000 in 2002, down 18% from $94,578,000 in 2001. As a percentage of revenues, SG&A expenses decreased to 34% for 2002, as compared to 42% in 2001. The decrease in SG&A expenses for the year ended December 31, 2002 was partially attributed to approximately $7,481,000 of unusual costs incurred during the year ended December 31, 2001. These costs consisted of the following: a) start up costs associated with the new facilities of approximately $2,513,000, which included payments to outside consultants for consulting services related to the reorganization of our business of approximately $1,400,000 and $1,113,000 of duplicate employee service costs relating to employee overlap during the transition phase; b) transfer of operations of approximately $1,660,000, which included costs that were required to be paid to certain customers for costs incurred by those customers as part of the relocation of some of our services, bonuses paid to employees for their assistance with the transition and transfer of operations, and the accrual of real estate commissions for a building held for sale; c) duplicate facility costs of approximately $2,100,000, resulting from costs incurred to have both facilities operating simultaneously for a period of time during the transition (i.e., rent, utilities, real estate taxes, insurance, etc.) and d) relocation and moving costs of approximately $1,208,000. Excluding these costs, SG&A expenses would have been $87,097,000 for the year ended December 31, 2001, which would have resulted in a decrease of $9,796,000 or 11% for the year ended December 31, 2002. The remaining decrease was principally due to: i) $4,782,000 of costs associated with the Company’s CRM launch in partnership with Oracle Corporation during the year ended December 31, 2001; ii) a decrease in employment costs due to operating efficiencies and lower management bonuses in the year ended December 31, 2002; and iii) the implementation of SFAS 142, “Goodwill and Other Intangible Assets”, which would have resulted in a reduction of goodwill amortization expenses of approximately $1,302,000 had the provisions been retroactively applied for the year ended December 31, 2001. These decreases were partially offset by approximately $1,355,000 of costs incurred during the year ended December 31, 2002 related to a reduction in the size of the workforce completed in the third quarter of 2002.

        RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses decreased $708,000 to $10,396,000 in 2002, down 6% from $11,104,000 in 2001. As a percentage of revenues, R&D expenses remained constant at 5% in 2002 and 2001.

        RESTRUCTURING CHARGE. On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. As a result, the Company re-examined its cost structure and determined that there were duplicate employee costs and excess overhead costs of approximately $8 to $10 million annually. The restructuring plan consisted of a reduction of 155 delivery and staff positions and the termination of 35 independent contractors across various departments in the United States and Europe. In addition 192 additional positions were eliminated as part of the closing of the Company’s facility in Stroudsburg, PA. The Stroudsburg, PA operations were relocated to other Company facilities in New Jersey, Virginia and a new facility in Bethlehem, PA. The exit costs, consisting of costs to retrofit the Stroudsburg facility, lease termination costs and the write-off of leasehold improvements, were included in the restructuring charge while the moving and other start-up costs were not included in this restructuring charge and were expensed as incurred.

        During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. This charge was reduced by $24,000 to $6,110,000 in the fourth quarter of 2001 due to the variance between the amounts originally recorded and management’s revised estimate of the total costs of the restructuring. This reduction of $24,000 was recorded within the restructuring charge on the accompanying consolidated statements of operations. During the fourth quarter of 2002, the Company reduced the restructuring accrual by an additional $47,000 due to revised estimates of the total costs of the restructuring. Of the restructuring charge, $260,000 related primarily to severance that had not been paid as of December 31, 2002 and, accordingly, is classified as accrued restructuring charge in the accompanying consolidated balance sheet. The restructuring charges were based upon formal plans approved by the Company’s management using the information available at the time. Management of the Company believes this provision will be adequate to cover the costs incurred relating to the restructuring. The Company currently anticipates that the accrued restructuring balance of $260,000 as of December 31, 2002 will be paid in 2003. The activity on the accrued restructuring charge balance for the year ended December 31, 2002 is summarized in the table below:

	Accrued restructuring as of January 1, 2002	Cash Payments in 2002	Reversal of accrual in 2002	Accrued Restructuring as of December 31, 2002

Termination payments to employees	$2,218,000	$1,911,000	$(47,000)	$260,000
Facility exit costs	495,000	495,000	--	--
Contract termination and other
restructuring costs	237,000	237,000	--	--

	$2,950,000	$2,643,000	$(47,000)	$260,000

        ASSET IMPAIRMENT. During the year ended December 31, 2002, the Company reviewed the carrying value of its long-lived assets including the facility held for sale. Based upon this review, the carrying value of the facility held for sale was adjusted. The new fair value less costs to sell, of approximately $6,900,000, was determined based upon a third-party valuation. The resulting $1,832,000 impairment loss has been recorded as a separate line item in the statement of operations.

        During the year ended December 31, 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. During the review of two start-up ventures, the Company became aware of a series of operating losses and the need of each start-up venture to obtain additional financing to continue operations which became especially severe in the second quarter of 2001. In addition, prior to the end of 2001 both start-up ventures filed for bankruptcy. As a result, during the year ended December 31, 2001, the Company wrote off $3,450,000 of cost method investments it had in these two start-up ventures due to an other than temporary decline in the fair value of these investments.

        As part of its partnership with Oracle Corporation, the Company announced on June 14, 2001, its intention to market an integrated CRM solution to meet the specialized needs of the worldwide pharmaceutical industry. As a result, the Company’s vision and product platform changed. As discussed above in “Cost of Revenues” we determined that we would no longer offer the Analytika and ABC products, but would continue to support both products until existing customer contract terms expired. As a result, no revenues were forecasted for either product for the future other than those under existing contracts. In accordance with SFAS 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of”, we reviewed the future undiscounted net cash flows for our Analytika and ABC products and determined the cash flows to be negative due to the fact the projected revenue generated from new sales for each operation was zero. As a result, all the goodwill associated with Analytika and ABC was impaired during the quarter ended June 30, 2001. Accordingly, the Company recorded an impairment charge of $6,173,000 of goodwill during the year ended December 31, 2001. See Note 3 to the Consolidated Financial Statements.

        In connection with its second quarter 2001 restructuring, the Company made the decision not to occupy a recently acquired facility and instead shifted its operations to other existing facilities. The Company therefore decided to sell a recently acquired facility. An asset impairment of $2,100,000 was recorded to reduce the carrying value of its facility held for sale to its then current estimated fair market value including selling costs. See Notes 1 and 3 to the Consolidated Financial Statements.

        INTEREST INCOME.  Interest income decreased to $1,085,000 in the year ended December 31, 2002, down $1,354,000 or 55% from $2,439,000 in the year ended December 31, 2001. The decrease was primarily due to lower short term interest rates versus last year which adversely impacted interest income during the year ended December 31, 2002.

        PROVISION FOR INCOME TAXES. The effective tax expense rate recorded for the year ended December 31, 2002 was 40%, as compared with an effective tax benefit rate of 33% for the year ended December 31, 2001. In July 2002, the State of New Jersey enacted new tax legislation that adversely impacts the effective state tax rate of most companies operating in New Jersey. This legislation is retroactive to January 1, 2002. The effect of this legislation increased the Company’s effective tax rate from 36% to 40% for the 2002 tax year. The higher effective tax rate resulted in approximately $1,026,000 of additional income tax expense in 2002. The difference in rates also resulted from the net loss position and the write-off of certain goodwill amounts which were not deductible for tax purposes, both of which occurred during 2001.

YEARS ENDED DECEMBER 31, 2001 AND 2000

    REVENUES.        Total revenues increased $9,303,000 to $227,362,000 in 2001, up 4% from $218,059,000 in 2000.

        License fee revenues decreased $5,271,000 to $18,695,000 in 2001, down 22% from $23,966,000 in 2000. License fee revenues as a percentage of total revenues were 8% in 2001 as compared to 11% in 2000. License fees are, by nature, non-recurring items. The overall decrease related to fewer licenses signed with new customers.

        Service revenues increased $14,574,000 to $208,667,000 in 2001, up 8% from $194,093,000 in 2000. Service revenues as a percentage of total revenues were 92% in 2001 as compared to 89% in 2000. In addition, during the three months ended December 31, 2001 service revenues increased to $60,909,000 from $49,276,000 for the three months ended September 30, 2001. This increase in service revenues was the result of our largest customer completing a major rollout for its entire user base. The rollout resulted in significant increases in the services rendered to our customer for initial training, peak period hardware and help desk support.

        COST OF REVENUES. Cost of revenues increased $29,436,000 to $124,823,000 in 2001, up 31% from $95,387,000 in 2000.

        Cost of license fees increased $1,477,000 to $4,897,000 in 2001, up 43% from $3,420,000 in 2000. Cost of license fees includes the amortization of capitalized software development costs and third party vendor license fees. The costs associated with third party vendor licenses increased due to an increase in the number of third party software products embedded in our WebForce™ product suite. As of June 2001, the Company reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition to six months which resulted in additional amortization expense of approximately $678,000 during the year ended December 31, 2001 as compared to the year ended December 31, 2000. This acceleration was brought on by the Company developing a new product strategy in 2001. The features and functionality of the MMI products were incorporated under the current WebForce™ umbrella. The Company estimated the net realizable value of the MMI product to be greater than our carrying value in accordance with SFAS 86. However, due to the new version of WebForce™ which was to replace MMI, the estimated useful life of the MMI capitalized software costs changed. We anticipated the estimated useful life to be approximately six months. As a result, we accelerated the amortization to coincide with the estimated useful life of the product.

        During the second quarter of 2001, the Company recorded an impairment charge of $2,614,000 related to its purchased capitalized software costs from its acquisitions of Analytika and ABC As discussed above, the Company entered into a new product strategy in 2001. This new strategy called for the retirement of the Analytika and ABC products since features and functionality were not going to be incorporated under the WebForce™ umbrella. At that time, we determined that we would no longer offer the Analytika and ABC products, but would continue to support both products until existing customer contract terms expired. As a result, no revenues were forecasted for either product in the future other than those under existing contracts. Further, despite the lack of future revenue we needed to maintain the infrastructure required to support our Analytika and ABC product for the term of each contract. Since the forecasted revenue base was significantly reduced yet the infrastructure and administrative costs remained relatively fixed, these operations transitioned from positive to negative cash flows. In accordance with SFAS 86 we compared the unamortized capitalized software development costs to the net realizable value of that product. In our analysis, the net realizable value for the Analytika and ABC products was determined to be negative due to the fact that estimated future revenues generated from new sales were zero. As a result all of the purchased capitalized software associated with Analytika and ABC was determined to be impaired during the quarter ended June 30, 2001. See Note 3 to the Company’s Consolidated Financial Statements and “Restructuring Charge” and “Asset Impairment” below for a discussion of the restructuring charges and asset impairments recorded in the year ended December 31, 2001.

        Cost of services increased $25,345,000 to $117,312,000 in 2001, up 28% from $91,967,000 in 2000. This increase was due to a combination of factors, including unusual costs recorded during the year ended December 31, 2001 of $1,434,000 related to the recognition of future losses on selected contracts for which we expected the costs of providing the future services to exceed the revenue to be received from the performance of the services, which was identified while examining the restructuring of our Stroudsburg, PA facility and $3,118,000 which related to other exit costs, primarily retention bonuses. The retention bonuses were paid to those employees who would lose their jobs at a future date as a result of the restructuring, discussed below under “Restructuring Charge”, but who were needed during the transition to complete assigned tasks related to the exit plan. The remaining increase in cost of services was primarily due to overstaffing within our service areas in anticipation of higher levels of growth than were realized during the first six months of 2001.

        Gross margin for license fees was 60% in 2001 down from 86% in 2000. The gross margin was impacted significantly by the $2,614,000 asset impairment and $678,000 of accelerated amortization of MMI purchased capitalized software costs that were recorded in 2001. Excluding these items, the gross margin would have been 78% for 2001. This was lower than the gross margin in 2000, primarily due to the increase in third party licenses sold during 2001.

        Gross margin for services was 44% in 2001 down from 52% in 2000. The gross margin was impacted significantly by $4,552,000 of unusual costs within cost of services that was recorded in 2001. If not for the effects of these items, the gross margin would have been 46% for 2001. This was significantly lower than the gross margin in 2000, primarily due to overstaffing within our service areas in anticipation of higher levels of growth than were realized during the first six months of 2001.

        Total gross margin for 2001 was 45%, down from 56% in 2000 for the reasons set forth above.

        SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased $26,694,000 to $94,578,000 in 2001, up 39% from $67,884,000 in 2000. As a percentage of revenues, SG&A expenses increased to 42% for 2001, as compared to 31% in 2000. The increase in SG&A expenses was caused by several factors, most notably $4,782,000 of costs associated with the Company’s CRM launch in partnership with Oracle Corporation, $14,431,000 of costs including higher facility costs principally due to the opening of a new facility, higher depreciation, and higher salaries and related costs due to the addition of certain key management and changes in our global sales organization and approximately $7,481,000 of unusual costs. These unusual costs consisted of a) start up costs associated with the new facilities of approximately $2,513,000, which included payments to outside consultants for consulting services related to the reorganization of our business of approximately $1,400,000 and $1,113,000 of duplicate employee service costs relating to employee overlap during the transition phase; b) transfer of operations of approximately $1,660,000, which included costs that were required to be paid to certain customers for costs incurred by those customers as part of the relocation of our services, bonuses paid to employees for their assistance with the transition and transfer of operations, and the accrual of real estate commissions for a building held for sale; c) duplicate facility costs of approximately $2,100,000, which resulted from costs incurred to have both facilities operating simultaneously for a period of time during the transition (i.e., rent, utilities, real estate taxes, insurance, etc.) and d) relocation and moving costs of approximately $1,208,000

        RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses increased $229,000 to $11,104,000 in 2001, up 2% from $10,875,000 in 2000. As a percentage of revenues, R&D expenses remained constant at 5% in 2001 and 2000.

        RESTRUCTURING CHARGE. On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. As a result, the Company re-examined its cost structure and determined that there were duplicate employee costs and excess overhead costs of approximately $8 to $10 million annually. The restructuring plan consisted of a reduction of 155 delivery and staff positions and the termination of 35 independent contractors across various departments in the United States and Europe. In addition 192 additional positions were eliminated as part of the closing of the Company’s facility in Stroudsburg, PA. The Stroudsburg, PA operations were relocated to other Company facilities in New Jersey, Virginia and a new facility in Bethlehem, PA. The exit costs, consisting of costs to retrofit the Stroudsburg facility, lease termination costs and the write-off of leasehold improvements were included in the restructuring charge while the moving and other start-up costs were not included in this restructuring charge and were expensed as incurred.

        During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. This charge was reduced by $24,000 to $6,110,000 in the fourth quarter of 2001 due to the variance between the amounts originally recorded and management’s revised estimate of the total costs of the restructuring. This reduction of $24,000 was recorded within the restructuring charge on the accompanying consolidated statements of operations. Of the restructuring charge, $2,950,000 related primarily to severance that had not been paid as of December 31, 2001, and, accordingly, was classified as accrued restructuring charge in the accompanying consolidated balance sheet. The restructuring charges were based upon formal plans approved by the Company’s management using the information available at the time. Management of the Company believes this provision will be adequate to cover the costs incurred relating to the restructuring. The activity on the accrued restructuring charge balance as of December 31, 2001 is summarized in the table below:

	Restructuring Charge	Cash Payments in 2001	Accrued Restructuring as of December 31, 2001

Termination payments to employees	$5,064,000	$2,846,000	$2,218,000
Facility exit costs	623,000	128,000	495,000
Contract termination and other
restructuring costs	423,000	186,000	237,000

	$6,110,000	$3,160,000	$2,950,000

        ASSET IMPAIRMENT. During the year ended December 31, 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. During the review of two start-up ventures, the Company became aware of a series of operating losses and the need of each start-up venture to obtain additional financing to continue operations, which became especially severe in the second quarter of 2001. In addition, prior to the end of 2001 both start-up ventures filed for bankruptcy. As a result, during the year ended December 31, 2001, the Company wrote off $3,450,000 of cost method investments it had in these two start-up ventures due to an other than temporary decline in the fair value of these investments.

        As part of its partnership with Oracle Corporation, the Company announced on June 14, 2001, its intention to market an integrated CRM solution to meet the specialized needs of the worldwide pharmaceutical industry. As a result the Company’s vision and product platform changed. As discussed above in “Cost of Revenues” we determined that we would no longer offer the Analytika and ABC products, but would continue to support both products until existing customer contract terms expired. As a result, no revenues were forecasted for either product for the future other than those under existing contracts. In accordance with SFAS 121, we reviewed the future undiscounted net cash flows for our ABC and Analytika products and determined the cash flows to be negative due to the fact the projected revenue generated from new sales for each operation was zero. As a result, all the goodwill associated with ABC and Analytika was deemed to be impaired during the quarter ended June 30, 2001. Accordingly, the Company recorded an impairment charge of $6,173,000 of goodwill during the year ended December 31, 2001. See Note 3 to the Consolidated Financial Statements.

        In connection with its second quarter 2001 restructuring, the Company made the decision to shift its operations to other existing facilities and therefore decided to sell a recently acquired facility. An expected sale, scheduled to close in the fourth quarter did not occur and the Company wrote down the building to its fair market value. An asset impairment of $2,100,000 was recorded to reduce the carrying value of its facility held for sale to its then current estimated fair market value including selling costs. See Notes 1 and 3 to the Consolidated Financial Statements.

        PROVISION FOR INCOME TAXES. The effective tax benefit rate recorded for the year ended December 31, 2001 was 32.7%, as compared with an effective tax expense rate of 35.5% for the year ended December 31, 2000. The difference in rates resulted primarily from the write-off of certain goodwill amounts in 2001 which were not deductible for tax purposes.

QUARTERLY RESULTS OF OPERATIONS

        The following table sets forth certain unaudited consolidated statement of operations data expressed in U.S. dollars for 2002 and 2001. Our quarterly results have varied considerably in the past and are likely to vary from quarter to quarter in the future.

	MARCH 31, 2002	JUNE 30, 2002	SEPT. 30, 2002	DEC. 31, 2002	MARCH 31, 2001	JUNE 30, 2001	SEPT. 30 2001	DEC. 31 2001
	(IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Revenues:
License fees	$ 3,179	$ 2,306	$ 2,276	$ 5,745	$ 3,003	$ 4,273	$ 8,635	$ 2,784

Services	54,264	55,306	51,385	51,295	49,809	48,674	49,276	60,909
	57,443	57,612	53,661	57,040	52,812	52,947	57,911	63,693
Costs of Revenues:
Cost of license fees	924	1,007	845	1,954	963	1,198	1,531	1,205
Purchased software
impairment	--	--	--	--	--	2,614	--	--

Cost of services	29,227	27,748	24,510	25,333	27,099	32,027	27,463	30,724

	30,151	28,755	25,355	27,287	28,062	35,839	28,994	31,929
Gross margin	27,292	28,857	28,306	29,753	24,750	17,108	28,917	31,764
Operating Expenses:
Selling, general, and
administrative	19,500	19,488	19,153	19,161	20,462	28,632	22,875	22,609
Research and development	2,629	2,455	2,362	2,950	2,867	2,968	2,689	2,580
Restructuring charge	--	--	--	(47)	--	6,134	--	(24)
Asset impairment	--	--	1,832	--	--	9,623	--	2,100
	22,129	21,943	23,347	22,064	23,329	47,357	25,564	27,265
Operating income (loss)	5,163	6,914	4,959	7,689	1,421	(30,249)	3,353	4,499
Interest income	304	288	267	229	926	671	496	346

Other income (expense)	57	(21)	(143)	(43)	(26)	(58)	(9)	96
Income (loss) before
income tax expense
(benefit)	5,524	7,181	5,083	7,875	2,321	(29,636)	3,840	4,941

Income tax expense (benefit)	1,989	2,585	2,541	3,150	836	(10,060)	1,383	1,778

Net income (loss)	$ 3,535	$ 4,596	$ 2,542	$ 4,725	$ 1,485	$(19,576)	$ 2,457	$ 3,163
Net income (loss) per share:

Basic	$ .09	$ .12	$ .06	$ .12	$ 0.04	$ (0.50)	$ 0.06	$ 0.08

Diluted	$ .09	$ .11	$ .06	$ .12	$ 0.04	$ (0.50)	$ 0.06	$ 0.08
Shares used in computing
Net income (loss) per share:

Basic	39,713	39,921	39,943	39,910	40,249	39,537	39,568	39,508

Diluted	40,216	40,321	40,003	39,966	41,159	39,537	39,985	39,983

LIQUIDITY AND CAPITAL RESOURCES

        We finance our operations primarily through cash generated by operating activities. Net cash provided by operating activities was $24,189,000 for 2002, compared to $39,891,000 for 2001. This decrease in net cash provided by operating activities was due largely to cash generated in 2001 from the collection of an unusually high accounts receivable balance as of December 31, 2000. In other areas, accounts payable and accrued expenses, including accrued restructuring charges, decreased by $7,765,000 during the year ended December 31, 2002 due to continued payments of unusual costs and restructuring accruals as well as lower year end accruals for 2002 management bonuses. Deferred revenue decreased significantly in 2002 due to the fact that three customers elected to pay us in advance for contracted services to be performed in 2002, prior to the end of 2001. These factors were offset by the Company’s net income in the year ended December 31, 2002 compared with its net loss in the year ended December 31, 2001.

        Net cash used in investing activities was $22,520,000 for 2002 as compared to $33,997,000 in 2001. The significant decrease was due primarily to the purchase of a facility during 2001 which is currently held for sale and higher purchases of property and equipment in 2001 related to the completion of our facility moves. This decrease is partially offset by the acquisition of SAI and PharmaVision and the redemption of short-term investments of $ 5,088,000 in 2002.

        Net cash provided by financing activities of $1,008,000 in 2002 includes approximately $2,900,000 of cash proceeds primarily from the exercise of stock options offset by approximately $1,500,000 of repurchases of common stock under the stock repurchase program announced on July 31, 2002. Net cash used in financing activities of $13,047,000 in 2001 includes approximately $4,400,000 of cash proceeds from the issuance of common stock offset by approximately $17,500,000 of repurchases of common stock under the stock repurchase program announced on January 31, 2001.

        At December 31, 2002, our working capital was approximately $84,933,000. Total cash and investments were 37% of total assets as of December 31, 2002 compared with 43% as of December 31, 2001. The Company’s days sales outstanding in accounts receivable was 73 days as of December 31, 2002 compared with 49 days as of December 31, 2001. The December 31, 2002 days sales outstanding was adversely impacted due to the inclusion of the contracted long-term receivables with a major customer. Excluding the contracted long-term receivable, the Company’s days sales outstanding would have been 63 days as of December 31, 2002. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our currently projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, for the foreseeable future.

        We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments.

        On July 31, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to $20,000,000 of its outstanding common stock over a two-year period (the “2002 Stock Repurchase Plan”). Under the 2002 Stock Repurchase Plan, the Company may repurchase shares on the open market or in privately negotiated transactions from time to time. Repurchases of stock under the 2002 Stock Repurchase Plan are at management’s discretion, depending upon price and availability. The repurchased shares are held as treasury stock, which may be used to satisfy the Company’s current and near term requirements under its equity incentive and other benefit plans and for other corporate purposes. As of December 31, 2002, the Company has repurchased under the 2002 Stock Repurchase Plan 277,500 shares of Company common stock at a purchase price of $1,469,000.

Contractual Obligations and Commitments

        We maintain a $15.0 million revolving line of credit agreement with The Chase Manhattan Bank, N.A. The agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to $105,000,000, plus 50% of our net income earned after January 1, 2002 and 75% of the net proceeds to us of any stock offerings after September 30, 2001 (as defined in the agreement). This covenant effectively limits the amount of cash dividends we may pay. The credit facility expires on November 30, 2003. At December 31, 2002, there were no borrowings outstanding under the agreement and we were in compliance with all of our covenant obligations.

        As of December 31, 2002, we did not have any material commitments for capital expenditures. Our principal commitments at December 31, 2002 consisted primarily of obligations under operating and capital leases. Future minimum rental payments on these leases, including amounts accrued for in purchase accounting restructuring accruals, are as follows:

	Payments due by period

Contractual Obligations	Total	2003	2004	2005	2006	2007	thereafter

Capital Lease
Obligations	$ 949,000	$ 659,000	$ 258,000	$ 32,000	--	--	--

Operating Leases	$38,211,000	$ 9,784,000	$7,637,000	$4,102,000	$3,391,000	$2,955,000	$10,342,000

Total	$39,160,000	$10,443,000	$7,895,000	$4,134,000	$3,391,000	$2,955,000	$10,342,000

        As of December 31, 2002, letters of credit for approximately $475,000 were outstanding.

        The Company has an agreement with a venture capital fund with a commitment to contribute $1,000,000 to the fund, callable in $100,000 increments. As of December 31, 2002, $300,000 has been paid and included in other assets on the accompanying Consolidated Balance Sheet with $700,000 of commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension by the limited partners.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS 123 “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion 25 (“APB 25”), “Accounting for Stock Issued to Employees,” to account for employee stock options.

        In June 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146 a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred rather than the date an entity commits to an exit plan. We expect the adoption of SFAS 146 will have an impact on the timing of the recording of any future restructuring charges.

        In October 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-lived Assets”, which superceded SFAS 121, “Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of”, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on January 1, 2002, which did not have an impact on the Company’s financial position or results of operations.

        Effective July 1, 2001 the Company adopted SFAS 141, “Business Combinations,” and effective January 1, 2002 the Company adopted SFAS 142, “Goodwill and other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. For the years ended December 31, 2001 and 2000, amortization of goodwill, net of income taxes was $833,000 and $1,533,000, respectively. SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, which was superceded by SFAS 144. The Company intends to conduct its annual impairment testing of goodwill on October 1 of each year. Based on the Company’s analysis, there was no impairment of goodwill in fiscal 2002.

        In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 changes current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement 5, “Accounting for Contingencies” (SFAS 5). The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The Company has not issued any guarantee that meets the initial recognition and measurement requirements of FIN 45. The Company has adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002, as required.

        In November of 2002, the FASB issued Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 addresses the accounting for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. This consensus is applicable to arrangements entered into on or after June 15, 2003 and permits companies to account for existing arrangements as the cumulative effect of a change in accounting principles in accordance with APB Opinion 20, “Accounting Changes”. The Company is currently assessing the impact of EITF 00-21, but does not believe that it will have a material impact on its consolidated financial statements or liquidity.

        In November 2001, the FASB issued EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as cost of services in the income statement. The Company applied EITF 01-14 and, as required, has also reclassified comparative financial information for the years ended December 31, 2001 and 2000. The impact of applying this pronouncement was to increase both revenues and cost of services by $3,989,000, $3,405,000 and $3,733,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The implementation of EITF 01-14 had no impact upon earnings.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

OUR BUSINESS IS HEAVILY DEPENDENT ON THE PHARMACEUTICAL INDUSTRY

        Most of our customer relationship management (CRM) and sales force effectiveness (SFE) products and services are currently used in connection with the marketing and sale of prescription-only drugs. This market is undergoing a number of significant changes. These include:

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

WE DEPEND ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

        Historically, a limited number of our customers have contributed a significant percentage of the Company’s revenues. The Company anticipates that its operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The loss of any of these customers (which could include loss through mergers and acquisitions) could have a materially adverse effect on the Company’s business. We cannot make any assurances that we will retain our existing customers or attract new customers that would replace the revenue that could be lost if one or more of these customers failed to renew its agreement(s) with the Company.

BUSINESS AND ECONOMIC PRESSURES ON OUR MAJOR CUSTOMERS MAY CAUSE A DECREASE IN DEMAND FOR OUR NEW PRODUCTS AND SERVICES

        Business and economic pressures on our major customers may result in budget constraints that directly impact their ability to purchase the Company’s new products and services offerings. We cannot assure you that any decrease in demand caused by these pressures will not have a material adverse effect on our business, operating results or financial condition.

OUR LENGTHY SALES AND IMPLEMENTATION CYCLES MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY REVENUES

        The selection of a CRM solution generally entails an extended decision-making process by our customers because of the strategic implications and substantial costs associated with a customer’s license or implementation of the solution. Given the importance of the decision, senior levels of management of our customers are often involved in the process and, in some instances, its board of directors may also be involved. As a result, the decision-making process typically takes nine to eighteen months, and in certain cases longer. Accordingly, we cannot fully control or predict the timing of our execution of contracts with customers.

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

OUR INTERNATIONAL OPERATIONS HAVE RISKS THAT OUR DOMESTIC OPERATIONS DO NOT

        The sale of our products and services in foreign countries accounts for, and is expected in the future to account for, a material part of our revenues. These sales are subject to risks inherent in international business activities, including:

•	any adverse change in the political or economic environments in these countries or regions;

•	any adverse change in tax, tariff and trade or other regulations;

•	the absence or significant lack of legal protection for intellectual property rights;

•	exposure to exchange rate risk for service revenues which are denominated in currencies other than U.S. dollars; and

•	difficulties in managing an organization spread over various jurisdictions.

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

AN INABILITY TO MANAGE GROWTH COULD ADVERSELY AFFECT OUR BUSINESS

        To manage our growth effectively we must continue to strengthen our operational, financial and management information systems and expand, train and manage our work force. However, we may not be able to do so effectively or on a timely basis. Failure to do so could have a material adverse effect upon our business, operating results or financial condition.

WE MAY FACE RISKS ASSOCIATED WITH EVENTS WHICH MAY AFFECT THE WORLD ECONOMY

        The terrorist attacks of September 11, 2001 and subsequent world events weakened the world economy. While we did not experience any material impact to our business during the time period immediately following September 11, 2001, we cannot assure you that the resulting impact which the terrorist attacks, threat of future terrorist activity, the current military action in the Middle East or threat of other hostilities in the Middle East, Asia and other geographical areas may have on the U.S. and world economies will not adversely affect our business or the businesses of our customers.

CATASTROPHIC EVENTS COULD NEGATIVELY AFFECT OUR INFORMATION TECHNOLOGY INFRASTRUCTURE

        The efficient operation of our business, and ultimately our operating performance, depends on the uninterrupted use of our critical business and information technology systems. Many of these systems require the use of specialized hardware and other equipment that is not readily available. Although we maintain these systems at more than one location, a natural disaster, a fire or other catastrophic event at any of these locations could result in the destruction of these systems. In such an event, the replacement of these systems and restoration of archived data and normal operation of our business could take several days to several weeks. During the intervening period when our critical business and information technology systems are fully or partially inoperable, our ability to conduct normal business operations could be significantly and adversely impacted and as a result our business, operating results and financial conditions could be adversely affected.

OUR SUCCESS DEPENDS ON RETAINING OUR KEY SENIOR MANAGEMENT TEAM AND ON ATTRACTING AND RETAINING QUALIFIED PERSONNEL

        Our future success depends, to a significant extent, upon the contributions of our executive officers and key sales, technical and customer service personnel. Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. Due to competition for such personnel, we have at times experienced difficulties in recruiting qualified personnel and we may experience such difficulties in the future. Any such difficulties could adversely affect our business, operating results or financial condition.

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

        Some of our software is provided by third-party vendors. If our third-party vendors are unable to successfully respond to technological change or if our relationships with certain third-party vendors are terminated, we may experience difficulty in replacing the functionality provided by the third-party software currently offered with our products. Although we believe there are other sources for all of our third-party software, any significant interruption in the supply of these products could adversely impact our sales unless and until we can secure another source. The absence of or any significant delay in the replacement of functionality provided by third-party software in our products could materially and adversely affect our sales.

THE RESULTS DERIVED FROM CURRENT AND FUTURE STRATEGIC RELATIONSHIPS MAY PROVE TO BE LESS FAVORABLE THAN ANTICIPATED

        We are involved in a number of strategic relationships with third parties and are frequently pursuing others. Should these relationships, or any of them, prove to be more costly than anticipated or fail to meet revenue expectations or other anticipated synergies, we cannot guarantee that such events will have no material impact upon our business, operating results or financial condition.

OUR DATA SOLUTIONS ARE DEPENDENT UPON STRATEGIC RELATIONSHIPS WHICH, IF NOT MAINTAINED, COULD UNDERMINE THE CONTINUED VIABILITY OF THESE SOLUTIONS

        Our data and analytics solutions are sourced, in part, from data provided through strategic relationships. The termination of any of these relationships could diminish the breadth or depth of our data solutions and we cannot guarantee that this would not negatively impact our business, operating results or financial condition.

FEDERAL AND STATE LAWS AND REGULATIONS COULD DEPRESS THE DEMAND FOR SOME OF OUR SOLUTIONS

        While we believe our data and analytics solutions are not violative of current federal or state laws and regulations pertaining to patient privacy or health information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), we cannot guarantee that future laws or regulations or interpretations of existing laws and statutes will not impact negatively upon our ability to market these solutions or cause a decrease in demand for such solutions from customers that see an increased risk in any such new laws or regulations.

DIFFICULTIES IN SUBLEASING, SELLING OR OTHERWISE DISPOSING OF CERTAIN OF OUR FACILITIES MAY NEGATIVELY IMPACT UPON OUR EARNINGS

        We are currently marketing our Piscataway, New Jersey facility. We also expect to sublease all or a portion of certain other facilities. If the recent real estate downturn continues, it could negatively impact upon our ability to effectively market these facilities. An inability to successfully dispose of any of these facilities or to obtain favorable pricing terms could negatively impact our earnings.

UNANTICIPATED CHANGES IN OUR ACCOUNTING POLICIES MAY BE REQUIRED BECAUSE OF MANDATES BY ACCOUNTING STANDARDS SETTING ORGANIZATIONS AND COULD HAVE A MATERIAL IMPACT ON OUR FINANCIAL STATEMENTS

        In reporting our financial results we rely upon the accounting policies and standards then in effect at the time of our report. Future regulations, standards or interpretations may require us to adjust or restate financial results previously reported. A required restatement could have an unfavorable impact upon past financial results or current comparison to previous results.

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

        As of December 31, 2002, our short-term investments consisted primarily of commercial paper maturing over the following three months. Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average yield of the Company’s investments decreased by 100 basis points, our interest income for the year ended December 31, 2002 would have decreased by less than $700,000. This estimate assumes that the decrease occurred on the first day of 2002 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income, of future changes in investment yields will depend largely on the gross amount of our investments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Company’s 2002 Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, are included in Item 15. The supplementary financial information required by this Item 8 is included in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” under Item 7 above.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        See the Company’s Current Report on Form 8-K, filed with the Commission on April 10, 2002 pertaining to changes in the Company’s certifying accountant.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information concerning the Company’s directors under the caption “Election of Directors” in the Company’s Proxy Statement for the 2003 Annual Meeting of Shareholders, the information concerning the Company’s executive officers set forth in Part I, Item 1 above under the caption “Executive Officers,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders, are incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION.

        The information set forth under the caption “Executive Compensation and Related Information” and the information concerning director compensation under the caption “Director Compensation” in the Company’s Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders, are incorporated herein by reference. The information included under “Report of the Compensation Committee”, “Report of the Audit Committee” and “Performance Graph” is not incorporated in this Item 11.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information set forth under the caption “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders is incorporated herein by reference.

        The following table provides equity compensation plan information as of the end of our 2002 fiscal year with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans	6,691,993	$15.97	3,745,321 (3)
approved by security
holders (1)

Equity compensation plans	1,156,902	7.22	853,709
not approved by security
holders (2)

Total	7,848,895	14.68	4,599,030

(1)	Includes the Company’s 1992 Stock Plan, 1992 Senior Management Incentive Stock Option Plan, 1997 Employee Stock Purchase Plan and 1997 Stock Incentive Plan.

(2)	Includes 1994 Incentive and Non-Qualified Stock Plan of CorNet International (“CorNet Plan”), First Amended SAI Holding, Inc. Long Term Incentive Stock Option Plan (“SAI Plan”) and New Hire Option Grant Authorization Plan (“New Hire Plan”).

The CorNet Plan was assumed by the Company with its acquisition of CorNet International, Ltd. on May 27, 1999. 10,611 shares are available to be issued upon exercise of outstanding options under the CorNet Plan. No securities are remaining for future issuance. The CorNet Plan is a stock option plan under which certain options granted may qualify as incentive stock options.

The SAI Plan was assumed by the Company with its acquisition of Software Associates International on September 19, 2002. 466,291 shares are available to be issued upon exercise of outstanding options under the SAI Plan. 533,709 shares are remaining for future issuance. The SAI Plan is a stock option plan under which certain options granted may qualify as incentive stock options.

Transactions under the New Hire Plan were registered with the Securities and Exchange Commission on Form S-8. Pursuant to and in accordance with the requirements of NASDAQ Rule 4350(i) (or any subsequent successor NASDAQ rule permitting such new hire grants without shareholder approval), new hires may be granted non-qualified stock options under the new hire stock option authorization by the Company’s Board of Directors. The option exercise price will be the fair market value of the Company’s common stock on the date of the grant. The other terms and conditions of such new hire options are generally the same as for non-qualified stock options granted under the 1997 Stock Incentive Plan, except as otherwise approved by the Board of Directors and shall otherwise comply with current or future NASDAQ rules regarding shareholder approval as well as, if necessary, approval by a compensation committee consisting solely of independent directors or approval by a majority of the Company’s independent directors. The options are not subject to the Employee Retirement Income Security Act of 1974, as amended.

(3)	Includes 419,511 shares available for issuance under the 1997 Employee Stock Purchase Program.

39

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information set forth under the caption “Executive Compensation and Related Information – Certain Transactions with Related Parties” in the Company’s Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.   CONTROLS AND PROCEDURES.

        The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this Form 10-K and have found the disclosure controls and procedures to be effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, nor were any significant deficiencies or material weaknesses in the Company’s internal controls found.

PART IV ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

(a)	Schedule II - Valuation and Qualifying Accounts

3.	Exhibits:

The exhibits in the accompanying “Exhibit Index” are incorporated herein by reference.

(b)	Reports on Form 8-K.

None

41

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2003	DENDRITE INTERNATIONAL, INC. By: JOHN E. BAILYE —————————————— John E. Bailye Chairman of the Board and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Name	Title	Date

JOHN E. BAILYE ———————————— John E. Bailye	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2003

KATHLEEN E. DONOVAN ———————————— Kathleen E. Donovan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2003

BRENT J. COSGROVE ———————————— Brent J. Cosgrove	Vice President and Corporate Controller (Principal Accounting Officer)	March 31, 2003

JOHN A. FAZIO ———————————— John A. Fazio	Director	March 31, 2003

BERNARD M. GOLDSMITH ———————————— Bernard M. Goldsmith	Director	March 31, 2003

EDWARD J. KFOURY ———————————— Edward J. Kfoury	Director	March 31, 2003

PAUL A. MARGOLIS ———————————— Paul A. Margolis	Director	March 31, 2003

JOHN H. MARTINSON ———————————— John H. Martinson	Director	March 31, 2003

TERENCE H. OSBORNE ———————————— Terence H. Osborne	Director	March 31, 2003

PATRICK J. ZENNER ———————————— Patrick J. Zenner	Director	March 31, 2003

42

CERTIFICATIONS

I, John E. Bailye, certify that:

1.     I have reviewed this annual report on Form 10-K of Dendrite International, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By: JOHN E. BAILYE —————————————— [Signature] Chairman and Chief Executive Officer

43

I, Kathleen E. Donovan, certify that:

1.     I have reviewed this annual report on Form 10-K of Dendrite International, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By: KATHLEEN E. DONOVAN —————————————— [Signature] Senior Vice President and Chief Financial Officer
44

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Dendrite International, Inc.

We have audited the accompanying consolidated balance sheet of Dendrite International, Inc. (the Company) and subsidiaries as of December 31, 2002 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements of Dendrite International, Inc. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated February 1, 2002 expressed an unqualified opinion on those statements before the restatement adjustments described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dendrite International, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and cash flows for the year ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed above, the consolidated financial statements of Dendrite International, Inc. as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. As described in Note 1, in 2002 the Company adopted the provisions of EITF 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred” which requires reclassification of comparative financial statements for prior periods. We audited the adjustments that were applied to restate revenues and cost of revenues in the 2001 and 2000 financial statements. Our procedures included (a) agreeing the amount of reimbursable expenses incurred to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the restated revenues and cost of revenues. In our opinion, such adjustments are appropriate and have been properly applied. In addition, as described in Note 1, these financial statements have been further revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

MetroPark, New Jersey January 29, 2003 46

THIS IS A COPY OF AN ACCOUNTANT’S REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP, AND HAS NOT BEEN REISSUED BY ANDERSEN. SEE EXHIBIT 23.2 FOR FURTHER INFORMATION.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Dendrite International, Inc.:

        We have audited the accompanying consolidated balance sheets of Dendrite International, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Philadelphia, Pa., February 1, 2002 47

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS
	DECEMBER 31,
	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$68,308	$65,494
Short-term investments	1,295	6,383
Accounts receivable, net of allowance for doubtful
accounts of $926,000 and $736,000	39,853	35,009
Prepaid expenses and other current assets	5,922	5,258
Prepaid taxes	--	3,888
Deferred taxes	3,380	6,106
Facility Held for Sale	6,900	8,732

Total current assets	125,658	130,870
PROPERTY AND EQUIPMENT, net	26,377	23,594
OTHER ASSETS	753	100
LONG-TERM RECEIVABLE	6,314	--
GOODWILL	12,353	4,830
INTANGIBLE ASSETS, net	2,973	--
PURCHASED CAPITALIZED SOFTWARE, net	2,275	--
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, net	5,605	5,518
DEFERRED TAXES	6,168	1,571

	$188,476	$166,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,274	$2,455
Income Taxes Payable	5,659	--
Capital Lease Obligation	615	--
Accrued compensation and benefits	5,055	6,024
Other accrued expenses	16,749	16,241
Purchase accounting restructuring accrual	3,252	--
Accrued restructuring charge	260	2,950
Deferred revenues	7,861	9,479

Total current liabilities	40,725	37,149

CAPITAL LEASE OBLIGATIONS	275	--
OTHER NON-CURRENT LIABILITIES	717	487

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value, 15,000,000 shares
authorized, none issued or outstanding	--	--
Common stock, no par value, 150,000,000 shares authorized:
authorized; 42,156,344 and 41,598,923 shares issued;
39,933,644 and 39,653,723.shares outstanding	93,037	89,613
Retained earnings	76,876	61,478
Deferred compensation	(76)	(133)
Accumulated other comprehensive loss	(2,202)	(2,704)
Less treasury stock, at cost	(20,876)	(19,407)

Total stockholders’ equity	146,759	128,847

	$188,476	$166,483

The accompanying notes are an integral part of these financial statements. 48

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE DATA)

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

REVENUES:
License fees	$13,507	$18,695	$23,966
Services	212,249	208,667	194,093

	225,756	227,362	218,059

COSTS OF REVENUES:
Cost of license fees	4,730	4,897	3,420
Purchased software impairment	--	2,614	--
Cost of services	106,817	117,312	91,967

	111,547	124,823	95,387

Gross margin	114,209	102,539	122,672

OPERATING EXPENSES:
Selling, general and administrative	77,301	94,578	67,884
Research and development	10,396	11,104	10,875
Restructuring (benefit) charge	(47)	6,110	--
Asset impairment	1,832	11,723	--

	89,482	123,515	78,759

Operating income (loss)	24,727	(20,976)	43,913
INTEREST INCOME, net	1,085	2,439	3,541
OTHER (EXPENSE) INCOME	(149)	3	5

Income (loss) before income tax expense (benefit)	25,663	(18,534)	47,459
INCOME TAX EXPENSE (BENEFIT)	10,265	(6,063)	16,848

NET INCOME (LOSS)	$15,398	$(12,471)	$30,611

NET INCOME (LOSS) PER SHARE:
Basic	$0.39	$(0.31)	$0.78

Diluted	$0.38	$(0.31)	$0.74

SHARES USED IN COMPUTING NET INCOME (LOSS) PER SHARE:
Basic	39,872	39,681	39,354

Diluted	40,127	39,681	41,344

The accompanying notes are an integral part of these financial statements. 49

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (IN THOUSANDS)

	Common Stock		Retained	Deferred	Accumulated Other Comprehensive	Comprehensive	Treasury	Total Stockholders’
	Shares	Dollars	Earnings	Compensation	Loss	Income (Loss)	Stock	Equity

BALANCE, JANUARY 1, 2000	38,441	$61,550	$43,338	$(777)	$(1,068)	__	$(1,927)	$101,116
Acquisition of Analytika	216	6,506	__	__	__	__	__	6,506
Issuance of common stock	1,471	9,050	__	__	__	__	__	9,050
Changes in deferred
Compensation	__	__	__	372	__	__	__	372
Stock option
tax benefits	__	6,264	__	__	__	__	__	6,264
Comprehensive income:
Net income	__	__	30,611	__	__	$ 30,611	__	30,611
Currency translation
adjustment	__	__	__	__	(621)	(621)	__	(621)

Comprehensive income	__	__	__	__	__	$ 29,990	__	__

BALANCE, DECEMBER 31, 2000	40,128	83,370	73,949	(405)	(1,689)	__	(1,927)	153,298
Purchase of treasury shares	(1,344)	__	__	__	__	__	(17,480)	(17,480)
Issuance of common stock	870	4,309	__	__	__	__	__	4,309
Changes in deferred
Compensation	__	__	__	272	__	__	__	272
Stock option
tax benefits	__	1,934	__	__	__	__	__	1,934
Comprehensive loss:
Net loss	__	__	(12,471)	__	__	$ (12,471)	__	(12,471)
Currency translation
adjustment	__	__	__	__	(1,015)	(1,015)	__	(1,015)

Comprehensive loss	__	__	__	__	__	$ (13,486)	__	__

BALANCE, DECEMBER 31, 2001	39,654	89,613	61,478	(133)	(2,704)	__	(19,407)	128,847
Purchase of treasury shares	(277)	__	__	__	__	__	(1,469)	(1,469)
Issuance of common stock	557	2,807	__	__	__	__	__	2,807
Changes in deferred
Compensation	__	__	__	57	__	__	__	57
Stock option
tax benefits	__	856	__	__	__	__	__	856
Acquisition of SAI	__	1,237	__	__	__	__	__	1,237
Stock options tax benefit
adjustment	__	(1,476)	__	__	__	__	__	(1,476)
Comprehensive income:	__	__	__	__	__	__	__	__
Net income	__	__	15,398	__	__	$ 15,398	__	15,398
Currency translation
adjustment	__	__	__		502	502	__	502

Comprehensive income	__	__	__	__	__	$ 15,900	__	__

BALANCE, DECEMBER 31, 2002	39,934	$93,037	$76,876	$ (76)	$ (2,202)	__	$(20,876)	$146,759

The accompanying notes are an integral part of these financial statements. 50

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

OPERATING ACTIVITIES:
Net income (loss)	$15,398	$(12,471)	$30,611
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	14,096	14,985	11,060
Asset impairment	1,832	14,337	--
Restructuring (benefit) charge	(47)	6,110	--
Amortization of deferred compensation	68	150	309
Deferred income taxes (benefit)	(469)	(6,648)	(501)
Changes in assets and liabilities, net of effect from
acquisitions:
(Increase) decrease in accounts receivable	(4,889)	12,847	(20,058)
Decrease (increase) in prepaid expenses and other
current assets	--	1,778	(2,250)
Increase in other assets	(22)	--	(76)
Decrease (increase) in prepaid income taxes	4,744	(1,483)	4,783
(Decrease) increase in accounts payable and accrued
expenses	(5,076)	7,420	(752)
Payments relating to restructuring charge	(2,643)	(3,160)	--
Increase in income taxes payable	4,257	--	--
(Decrease) increase in deferred revenues	(3,260)	5,551	111
Increase in other non-current liabilities	200	475	25

Net cash provided by operating activities	24,189	39,891	23,262

INVESTING ACTIVITIES:
Purchases of short-term investments	(14,710)	(20,230)	(19,840)
Sales of short-term investments	19,798	17,990	30,920
Acquisitions, net of cash acquired	(13,117)	--	(2,318)
Increase in other non-current assets	(700)	--	(3,550)
Purchases of property and equipment	(11,113)	(17,727)	(11,656)
Investment in facility held for sale	--	(10,832)	--
Additions to capitalized software development costs	(2,678)	(3,198)	(2,354)

Net cash used in investing activities	(22,520)	(33,997)	(8,798)

FINANCING ACTIVITIES:
Payments on capital lease obligations	(330)	--	(285)
Purchase of treasury shares	(1,469)	(17,480)	--
Issuance of common stock	2,807	4,433	9,113

Net cash provided by (used in) financing activities	1,008	(13,047)	8,828

EFFECT OF EXCHANGE RATE CHANGES ON CASH	137	(583)	(86)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,814	(7,736)	23,206
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	65,494	73,230	50,024

CASH AND CASH EQUIVALENTS, END OF YEAR	$68,308	$65,494	$73,230

The accompanying notes are an integral part of these financial statements. 51

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

        Dendrite International, Inc. and its subsidiaries (the “Company”) provide a broad array of sales force effectiveness solutions for the global life sciences industry. These solutions enable companies to manage, coordinate, and control activities of sales forces in complex selling environments, primarily in the pharmaceutical industry. The Company’s solutions combine software products with a wide range of specialized support services: software implementation, technical and hardware support, and help desk support.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of Dendrite International, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

        The functional currency of the Company’s foreign operations are deemed to be the local country’s currency. As a result, assets and liabilities of the Company’s wholly-owned international subsidiaries are translated at their respective year-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translation adjustments are included in “Other Comprehensive Income (Loss)” and are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are included in other expense on the accompanying statements of operations and are immaterial in each year. To date, the Company has not engaged in any foreign currency hedging activities.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company believes its critical accounting policies to be revenue recognition, accounting for restructuring and impairments and income taxes.

Revenue Recognition

        The Company provides a comprehensive range of customer relationship management software products and support services to the pharmaceutical industry. New customers generally enter into a license contract and a services contract with the Company. The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are contracted for within a license agreement that provides for license fees billable upon contract execution. When purchasing new software, customers also purchase implementation services, which are essential to the functionality of the Company’s software. These services are contracted for in a services contract, which generally provides for payment terms over the course of the implementation project.

        The Company generally recognizes license fees as revenues using the percentage-of-completion method as prescribed by AICPA Statement of Position 81-1 (“SOP 81-1”), Accounting for Performance of Construction-Type and Certain Production-Type Contracts and pursuant to paragraph 7 of AICPA Statement of Position 97-2 (“SOP 97-2”). The Company’s arrangements are segmented, in accordance with paragraphs 40 and 41 of SOP 81-1, into two primary elements or profit centers; one being the perpetual license fee and implementation service element and the other being an ongoing sales force support services element. The Company does not defer performance costs related to its arrangements, as revenues are generally recognized as the associated costs are incurred. The Company uses a consistent methodology to measure progress-to-completion for all contract accounting arrangements. For the license fee and implementation services element, the input measure of labor incurred is used to monitor progress-to-completion. The Company uses the output measure of value delivered (i.e. completion of a month’s services) to measure progress-to-completion for the ongoing sales force support services element in contract accounting, partially due to the inherent difficulties in establishing input values for measuring progress-to-completion for recurring monthly services. Under the terms of its contracts with customers, the Company does not have the right to invoice for claims relating to overruns in its fixed fee implementation projects. To the extent that a customer submits a signed change of scope document, the Company will add the budgeted revenues and costs to its existing percentage-of-completion model, as a change in estimate, for that particular project. The expected gross margin for changes of scope generally approximates that for the overall project, and therefore project revenue recognition has not historically been impacted significantly by the addition of change of scope work orders. The Company evaluates its contract elements for losses using the same segmentation elements that it uses for revenue recognition. When it becomes evident that a contract element will result in a loss, the Company will provide for this loss in the period that such loss becomes evident. Contract profitability is measured at the gross margin level, with no allocation of overhead or other inclusion of indirect costs. The Company has offered limited price protection under services agreements. Any right to a future refund from such price protection is entirely within the Company's control. It is estimated that the likelihood of a future payout due to price protection is remote.

        From time to time, the Company’s customers will expand their field sales force, and consequently, purchase additional user licenses from the Company. When the customer orders these additional licenses, there is no additional work effort required by the Company, the customer wishes only to extend their previously developed software to new users. The customer generally has the ability to create its own copies of the software for the new users, and therefore, there is no need for the Company to deliver anything. Based upon this, the related revenue is recognized at the time of the customer order.

        The Company only relies on Vendor Specific Objective Evidence of fair value (“VSOE”) to allocate the portion of the arrangement fee that relates to post-contract customer support (“PCS”). The PCS-related services offered consist only of software maintenance and warranty services. The Company’s maintenance services consist primarily of the correction of errors in the software and the delivery of unspecified upgrades and enhancements over the maintenance term. The Company establishes VSOE of fair value for PCS using the maintenance renewal rate that is present in each of its service contracts. The Company’s maintenance is offered at a fee that is based upon a percentage of license fees paid. All elements other than PCS are accounted for under contract accounting.

        The Company will sometimes provide for a warranty period within its arrangements. The services provided during the warranty period are the same as those provided under software maintenance. These activities include correcting errors or bugs in the software, ensuring that the software complies with defined specifications and providing unspecified upgrades or enhancements on a when-and-if-available basis, during the term of the warranty period. The warranties included in the Company’s arrangements generally coincide with the length of the projected software implementation period, typically 180 days from the execution of the license contract and always end on a specific date. The Company allocates a portion of the related license fee revenues to the value of services during the warranty period, and recognizes such amounts ratably over the warranty period. VSOE for the Company’s warranty services is established using the maintenance renewal rate that is present in each of the Company’s service contracts.

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

Supplemental Cash Flow Information

        For the years ended December 31, 2002, 2001 and 2000, the Company paid interest of approximately $15,000, $0 and $13,000, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company paid income taxes of approximately $5,895,000, $3,622,000, and $11,840,000, respectively.

        The following table lists assets (other than cash) that were acquired and liabilities that were assumed as a result of the acquisitions in 2002 and 2000 as discussed in Note 4:

	December 31,
	2002	2000

Assets:
Accounts receivable	$5,792,000	$396,000
Prepaid expenses and other current assets	398,000	381,000
Deferred taxes	1,402,000	--
Property and equipment	1,689,000	410,000
Capitalized software development costs	2,441,000	2,890,000
Intangible assets	3,142,000	--
Goodwill	7,523,000	5,979,000

	22,387,000	10,056,000
Assumed liabilities:
Accounts payable and other accrued expenses	(5,604,000)	(1,056,000)
Capital leases	(1,220,000)	--
Deferred revenues	(1,209,000)	(176,000)

Net assets acquired	14,354,000	8,824,000
Value of stock options issued	(1,237,000)	--
Purchase price paid in stock	--	(6,506,000)

Cash paid, net of cash acquired	$13,117,000	$2,318,000

55

Short-Term Investments

        The Company holds investments in highly rated corporate and municipal bonds. These investments are carried at cost which approximates fair value.

Customer Acquisition Costs

        Commissions related to execution of new contracts are deferred and recognized over the period of revenue recognition. All other commissions are expensed as incurred. Deferred commissions at December 31, 2002 and 2001 were less than 1/2% of current assets.

Impairment of Long-Lived Assets

        In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which became effective in fiscal 2002. SFAS 144 supersedes certain provisions of Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”) and supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. Although retaining many of the fundamental recognition and measurement provisions of SFAS 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The adoption of SFAS 144 had no impact on the Company’s consolidated financial statements.

        The Company reviews its long-lived assets, including property and equipment, and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. See Note 3.

Property and Equipment

        Fixed assets, including software developed for internal purposes, are stated at cost, net of depreciation. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets, which range from two to ten years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the asset or the lease term, whichever is shorter. Maintenance, repairs and minor replacements that do not extend the life or functionality of the related assets are charged to expense as incurred.

Capitalized Software Development Costs

        In accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or a detailed working program design, to the point in time that the product is available for general release to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated economic lives of the products (no longer than four years), beginning with general release to customers. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of December 31, 2002, management believes that no revisions to the remaining useful lives or write-down of capitalized development costs are required.

        Capitalized software development costs are presented in the accompanying consolidated balance sheets net of accumulated amortization of $11,949,000 and $9,348,000 at December 31, 2002 and 2001, respectively. Amortization of capitalized software development costs for the years ended December 31, 2002, 2001 and 2000 was $2,601,000, $2,072,000 and $1,627,000, respectively, and is included in cost of license fees in the accompanying consolidated statements of operations.

        In connection with certain business acquisitions (see Note 4), the Company purchased software that was determined to have reached technological feasibility. The amount of purchased capitalized software remaining as of December 31, 2002 and 2001 is as follows:

	December 31,
	2002	2001
ABC	$--	$850,000
MMI	--	1,989,000
Analytika	--	2,890,000
SAI	2,441,000	--
	2,441,000	5,729,000

Less -- Accumulated amortization	(166,000)	(5,729,000)

	$2,275,000	$--

During the second quarter of 2001, the Company recorded an impairment charge relating to purchased capitalized software costs. See Note 3. 57

        Subsequent to the Marketing Management International, Inc. (“MMI”) acquisition, the Company decided to offer the mid-tier pharmaceutical market a product more compatible with the Company’s vision of integrated customer relationship management (“CRM”) solutions. Accordingly, during 2001, the Company reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition so that this asset was fully amortized as of December 31, 2001. Amortization expense of purchased capitalized software for the years ended December 31, 2002, 2001 and 2000 was $166,000, $1,530,000 and $1,145,000, respectively, and is included in cost of license fees in the accompanying consolidated statement of operations. Amortization for the year ended December 31, 2001 included $678,000 of accelerated amortization relating to the purchased capitalized software of MMI. See Note 3.

Goodwill and Intangible Assets

        In July 2001, the FASB issued SFAS  142, “Goodwill and Other Intangible Assets”(“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

             SFAS 142 is effective for fiscal years beginning after December 15, 2001. In accordance with SFAS 142, the Company ceased amortizing goodwill. Amortization of goodwill for the years ended December 31, 2002, 2001 and 2000 was $0, $1,302,000, and $2,390,000, respectively and is included within selling, general and administrative expenses in the accompanying consolidated statements of operations. Based on the impairment tests performed, there was no impairment of goodwill in fiscal 2002; however, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

             Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to five years.

             The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had the accounting standard been in effect for years ended:

	December 31,
	2001	2000

Net (loss) income (as reported)	$(12,471,000)	$30,611,000
Add back amortization of goodwill, net of income tax
effect	833,000	1,530,000

Adjusted net (loss) income	$(11,638,000)	32,141,000

Basic net (loss) income per common share:
Net (loss) income (as reported)	$(0.31)	$0.78
Add back amortization of goodwill, net of income tax
effect	0.02	0.04

Adjusted net (loss) income	$(0.29)	$0.82

Diluted net (loss) income per common share:
Net (loss) income (as reported)	$(0.31)	$0.74
Add back amortization of goodwill, net of income tax
effect	0.02	0.04

Adjusted net (loss) income	$(0.29)	$0.78

        In the second quarter of 2001, the Company determined that the future undiscounted cash flows from goodwill associated with its acquisitions of Associated Business Computing, N.V. (“ABC”) and Analytika, Inc. (“Analytika”) would be negative, due primarily to the lack of future revenue to be generated and the costs required to support current contractual levels (see Note 3). Accordingly, the Company recorded an impairment charge of $6,173,000 relating to the goodwill of ABC and Analytika to reduce the respective net intangible assets to zero. This impairment charge is included within asset impairment in the accompanying consolidated statements of operations.

Guarantees

        The Company provides certain indemnification provisions within its software licensing agreements, to protect its customers from any liabilities or damages resulting from a claim of misappropriation or infringement by third parties relating to its software. These provisions continue in perpetuity, along with the Company’s software licensing agreements. The Company has never incurred a liability relating to one of these indemnification provisions in the past and management believes that the likelihood of any future payout relating to these provisions is remote. Therefore, the Company has not recorded a liability during any period for these indemnification clauses.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. In addition, in accordance with SFAS 109, a valuation allowance is required to be recognized if it is not believed to be “more likely than not” that a deferred tax asset will be realized.

        At December 31, 2002, there were approximately $5,479,000 of undistributed earnings of non-U.S. subsidiaries that are considered to be reinvested indefinitely. If such earnings were remitted to the Company, the applicable United States federal income and foreign withholding taxes may be wholly or partially offset by foreign tax credits. As a result, the determination of potential U.S. deferred income taxes on these unremitted earnings is not practicable at December 31, 2002.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and short-term investment balances and trade accounts receivable. The Company invests its excess cash with large banks. The Company’s customer base principally comprises companies within the ethical pharmaceutical industry. As a result, the Company derives its revenues from a limited number of large pharmaceutical companies. The Company performs evaluations of its customers’ financial condition. The Company does not require collateral from its customers. See Note 17.

Stock Based Compensation

        In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25, “Accounting for Stock Issued to Employees,” to account for employee stock options. In accordance with SFAS 148 the following table illustrates the effects on net income/(loss) and income/(loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	December 31,

	2002	2001	2000

Net income (loss) as reported	$15,398,000	$(12,471,000)	$30,611,000
Add: Deferred compensation
recognized in accordance with APB
25, net of related tax effects	41,000	96,000	198,000

Deduct: Total stock-based employee compensation expense
determined under the fair value
based method for all awards, net
of related tax effects	(15,126,000)	(17,468,000)	(12,789,000)

Pro forma net income (loss)	$313,000	$(29,843,000)	$18,020,000

Earnings (loss) per share:
Basic - as reported	$0.39	$(0.31)	$0.78
Basic - pro forma	$0.01	$(0.75)	$0.46
Diluted - as reported	$0.38	$(0.31)	$0.75
Diluted - pro forma	$0.01	$(0.75)	$0.44

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense was $3,245,000, $4,351,000 and $1,755,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Net Income (Loss) Per Share

        The Company calculates net income (loss) per share pursuant to SFAS 128, “Earnings Per Share”.

        Basic net income (loss) per share was computed by dividing the net income (loss) for each year by the weighted average number of shares of common stock outstanding for each year. Diluted net income per share was computed by dividing net income for each year by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. For the year ended December 31, 2001, approximately 601,000 common stock equivalents were anti-dilutive and were, therefore, excluded from the computation of net loss per share.

        The computation of basic and diluted net income (loss) per share is as follows:

	Year Ended December 31,

	2002			2001

	Income (Numerator)	Shares (Denominator)	Per Share Amount	Loss (Numerator)	Shares (Denominator)	Per Share Amount

	(In Thousands, Except Per Share Data)

Net income (loss)	$15,398			$(12,471)
Basic net income
(loss) per share		39,872	$0.39		39,681	$(0.3	1)

Effect of dilutive
stock options		255			--

Diluted net income
(loss) per share		40,127	$0.38		39,681	$(0.3	1)

	Year Ended December 31, 2000

	Income (Numerator)	Shares (Denominator)	Per Share Amount

	(In Thousands, Except Per Share Data)

Net income	$30,611
Basic net income
per share		39,354	$0.78

Effect of dilutive
stock options		1,990

Diluted net income
per share		41,344	$0.74

61

Reclassifications

        Certain reclassifications have been made to prior year amounts to conform with current year presentation.

Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 nullifies Emerging Issues Task Force (“EITF”) Issue 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS 146 a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred rather than the date an entity commits to an exit plan. We expect the adoption of SFAS 146 will have an impact on the timing of the recording of any future restructuring charges.

        In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 changes current practice in the accounting for, and disclosure of, guarantees. The Interpretation requires certain guarantees to be recorded at fair value, which is different from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement 5, “Accounting for Contingencies” (SFAS 5). The Interpretation also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The Company has not issued any guarantee that meets the initial recognition and measurement requirements of FIN 45. The Company has adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002, as required.

        In November 2002, the FASB issued EITF Issues 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21). EITF 00-21 addresses the accounting for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. This consensus is applicable to arrangements entered into on or after June 15, 2003 and requires companies to account for existing arrangements as the cumulative effect of a change in accounting principles in accordance with APB Opinion 20, “Accounting Changes.” The Company is currently assessing the impact of EITF 00-21, but does not believe that it will have a material impact on its consolidated financial statements.

        In November 2001, the FASB issued EITF 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” (EITF 01-14). EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as cost of services in the income statement. The Company applied EITF 01-14 and, as required, has reclassified comparative financial information for the years ended December 31, 2001 and 2000. The impact of applying this pronouncement was to increase both revenues and cost of services by $3,989,000, $3,405,000 and $3,733,000 for the years December 31, 2002, 2001 and 2000, respectively. The implementation of EITF 01-14 had no impact upon earnings.

2. RESTRUCTURING CHARGE

        On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. As a result the Company re-examined its cost structure and determined that there were duplicate employee costs and excess overhead costs. The restructuring plan consisted of a reduction of 155 delivery and staff positions and the termination of 35 independent contractors across various departments in the United States and Europe. In addition, 192 additional positions were eliminated as part of the closing of other Company facility in Stroudsburg, PA. The Stroudsburg, PA operations were relocated to the Company’s facilities in New Jersey, Virginia and a new facility in Bethlehem, PA. The exit costs consisting of costs to retrofit the Stroudsburg facility, lease termination costs and the write-off of leasehold improvements were included in the restructuring charge while the moving and other start-up costs were not included in this restructuring charge and were expensed as incurred.

        During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. This charge was reduced by $24,000 to $6,110,000 in the fourth quarter of 2001 due to the variance between the amounts originally recorded and management’s revised estimate of the total costs of the restructuring. This reduction of $24,000 was recorded within restructuring charge on the accompanying consolidated statements of operations. During the fourth quarter of 2002, the Company again reduced the restructuring accrual by an additional $47,000 due to a revised estimate of the total costs of the restructuring. Of the restructuring charge, $260,000 and $2,950,000 related primarily to severance that had not been paid as of December 31, 2002 and 2001, respectively and, accordingly, is classified as accrued restructuring charge in the accompanying consolidated balance sheet. The restructuring charges were based upon formal plans approved by the Company’s management using the information available at the time. Management of the Company believes this provision will be adequate to cover the costs incurred relating to the restructuring. The Company anticipates that the accrued restructuring balance of $260,000 as of December 31, 2002 will be paid in 2003. The activity in accrued restructuring for the periods ended December 31, 2002 and 2001 is summarized in the tables below:

	Accrued restructuring as of January 1, 2002	Cash Payments in 2002	Reversal of accrual in 2002	Accrued Restructuring as of December 31, 2002

Termination payments to employees	$2,218,000	$1,911,000	$(47,000)	$260,000
Facility exit costs	495,000	495,000	--	--
Contract termination and ther
restructuring costs	237,000	237,000	--	--

	$2,950,000	$2,643,000	$(47,000)	$260,000

	Restructuring Charge	Cash Payments in 2001	Accrued Restructuring as of December 31, 2001

Termination payments to employees	$5,064,000	$2,846,000	$2,218,000
Facility exit costs	623,000	128,000	495,000
Contract termination and otherr
restructuring costs	423,000	186,000	237,000

	$6,110,000	$3,160,000	$2,950,000

3. ASSET IMPAIRMENTS

        During the year ended December 31, 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. In connection with the Company’s investments in two start-up ventures, the Company followed APB 18, “The Equity Method of Accounting for Investments in Common Stock”, which states that when a series of operating losses of an investee or other factors indicate that a decrease in value of the investment has occurred which is other than temporary, an impairment should be recognized. During the review of both start-up ventures, the Company became aware of a series of operating losses and the need of each start-up venture to obtain additional financing to continue operations which became especially severe in the second quarter of 2001. In addition, prior to the end of 2001 both start-up ventures filed for bankruptcy. As a result, during the year ended December 31, 2001, the Company wrote off $3,450,000 of cost method investments in these two start-up ventures due to an other than temporary decline in the fair value of these investments.

        As part of its partnership with Oracle Corporation the Company announced on June 14, 2001 its intention to market an integrated CRM solution to meet the specialized needs of the worldwide pharmaceutical industry. As a result, the Company’s vision and product platform changed. The Company determined that it would no longer offer the Analytika and ABC products, but would continue to support both products until existing customer contract terms expired. As a result, no revenues were forecasted for either product for the future other than those under existing contracts. Further, despite the lack of future revenue the Company needed to maintain the infrastructure required to support our Analytika and ABC product for the term of each contract. Since the forecasted revenue base was significantly reduced yet the infrastructure and administrative costs remained relatively fixed, these operations transitioned from positive to negative cash flows. In accordance with SFAS 121 the Company reviewed the future undiscounted net cash flows of the ABC and Analytika products and determined the cash flows to be negative due to the fact the projected revenue generated from new sales for each operation was zero. As a result, all of the goodwill associated with ABC and Analytika was impaired during the quarter ended June 30, 2001. Accordingly, the Company recorded a goodwill impairment charge of $6,173,000 during the year ended December 31, 2001.

        During the third quarter of 2002 and the fourth quarter of 2001, the Company recorded an asset impairment of $1,832,000 and $2,100,000, respectively, related to a facility held for sale. See Note 7.

4. ACQUISITIONS

        On September 19, 2002, the Company acquired Software Associates International (“SAI”), a privately held company based in New Jersey. SAI provided software products and solutions that enabled corporate-wide sales and marketing analysis and complements the CRM initiatives of pharmaceutical companies. These solutions are generally complementary to the Company’s core suite of business products. The results of SAI’s operations have been included in the Consolidated Financial Statements since the acquisition date.

        The aggregate purchase price was approximately $16,739,000 which included: cash of approximately $15,092,000 (approximately $1,600,000 in escrow as of December 31, 2002); accrued professional service fees of approximately $410,000 and options to purchase Dendrite common stock valued at approximately $1,237,000. The fair value of the stock options was estimated using the Black-Scholes valuation model. The Company is in the process of finalizing a third-party valuation of certain intangible assets, its evaluation of acquired facilities and personnel for redundancy, and therefore, the purchase price allocation is preliminary and subject to adjustment.

        The Company recorded $7,523,000 of goodwill and $4,694,000 of acquired intangible assets, of which approximately $732,000 was assigned to registered trademarks that are not subject to amortization. The remaining $3,962,000 of acquired intangible assets includes purchased software development costs of approximately $2,441,000 (4 year estimated useful life), approximately $328,000 of non-compete agreements (3 year estimated useful life) and approximately $1,193,000 of customer relationship assets (3 year estimated useful life). The weighted-average amortization period for the intangible assets subject to amortization is approximately 3 years.

        The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed in connection with the SAI acquisition:

Current Assets	$8,358,000
Property, plant, and equipment	1,659,000
Intangible assets	4,694,000
Goodwill	7,523,000
Deferred tax assets	1,402,000
Other non-current assets	217,000

Total assets acquired	23,853,000
Current liabilities	3,205,000
Purchase restructuring reserve	3,252,000
Lease Obligations-LT	657,000

Total liabilities assumed	7,114,000

Net assets acquired
$16,739,000

        On August 12, 2002, the Company acquired Pharma Vision LLC (“Pharma Vision”) for cash consideration of approximately $700,000 which includes approximately $50,000 of professional service fees. Pharma Vision collected and sold data for customer targeting that pharmaceutical representatives use in Europe and support to pharmaceutical customers in Belgium and The Netherlands. The results of Pharma Vision’s operations have been included in the Consolidated Financial Statements from the date of acquisition.

        On January 6, 2000, the Company purchased all of the assets and assumed certain liabilities of Analytika, Inc., a provider of advanced analytical products, consulting services and outsourced operations services to the pharmaceutical industry. Under the terms of the acquisition agreement, the Company paid $2,318,000 in cash, which included transaction costs, and Dendrite common stock valued at $6,506,000. The acquisition was accounted for using the purchase method with the purchase price allocated to the assets acquired and liabilities assumed based on their respective fair market values at the acquisition date. Of the purchase price, $2,890,000 was allocated to purchased capitalized software development costs. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill ($5,979,000) based upon a third-party appraisal. Analytika’s results of operations have been included in the Company’s Consolidated Financial Statements from the date of acquisition.

        The Company’s unaudited pro forma results of operations for the years ended December 31, 2002, 2001 and 2000 assuming that the acquisition of SAI described above occurred on January 1, 2000 are as follows (in thousands, except per share data):

	December 31,

	2002	2001	2000(A)

Revenue	$240,096	$249,013	$239,115
Net Income/(Loss)	15,101	(12,114)	33,295
Basic Income/(Loss) per share	$0.38	$(0.31)	$0.85
Diluted Income/(Loss) per share	$0.38	$(0.31)	$0.81

(A)     Net income includes a gain recognized by SAI on the sale of common units in a subsidiary, net of tax, of approximately $2,100,000.

5.   PURCHASE ACCOUNTING RESTRUCTURING ACCRUAL

        In connection with the acquisition of SAI, discussed in Note 4, the Company developed an exit plan to close the facility in Mt. Arlington, New Jersey and to relocate the operations to the Company’s facilities in New Jersey. The Company accrued as part of the acquisition costs, the costs to terminate certain leases amounting to $3,252,000. The Company anticipates finalizing the close of the facility during the first quarter of 2003. As of December 31, 2002, the Company has made no payments or adjustments to the accrual.

6.  PROPERTY AND EQUIPMENT

	December 31,

	2002	2001

Computer hardware, software and other
equipment	$38,127,000	$32,971,000
Furniture and fixtures	5,149,000	3,917,000
Leasehold improvements	13,942,000	10,839,000
Capital Leases	992,000	--

	58,210,000	47,727,000
Less -- Accumulated depreciation and
Amortization	(31,833,000)	(24,133,000)

	$26,377,000	$23,594,000

        Depreciation expense, including amortization expense of capital leases, for the years ended December 31, 2002, 2001 and 2000 was $11,161,000, $10,082,000 and $5,898,000, respectively.

7.  FACILITY HELD FOR SALE

        In April 2001, the Company paid $10,832,000 to purchase a 145,000 square foot building in New Jersey for the purpose of establishing a new U.S. operations facility to accommodate the Company’s growth. In connection with its 2001 restructuring, the Company made the decision to shift its operations to other existing facilities and therefore decided to sell the new facility (see Note 2). This building is classified as facility held for sale in the accompanying consolidated balance sheets. This facility has been actively for sale since the second quarter of 2001. Due to economic events, and the related impact on the value of real estate, the Company recorded an asset impairment of $2,100,000 to reduce the carrying value of this facility to its estimated fair market value during the fourth quarter of 2001. During the third quarter of 2002, the Company determined an additional impairment existed due to the continued increase in vacancy rates in the surrounding area. Accordingly, the carrying value of the facility held for sale was adjusted the new fair value less costs to sell of approximately $6,900,000, based upon a third party valuation. The resulting $1,832,000 impairment loss is included in the asset impairment charge within the accompanying consolidated statements of operations. See Note 3.

8.  GOODWILL AND INTANGIBLE ASSETS

        Effective July 1, 2001 the Company adopted SFAS 141, “Business Combinations,” and effective January 1, 2002 the Company adopted SFAS 142, “Goodwill and other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, which was superceded by SFAS 144. Based on the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS 142 on January 1, 2002. The Company conducts its annual impairment testing of goodwill on October 1 of each year. For the year ended December 31, 2002 there was no impairment recorded.

        The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

	As of December 31, 2002			As of December 31, 2001
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

INANGIBLE ASSETS SUBJECT TO
AMORTIZATION
Purchased capitalized software	$2,441,000	$166,000	$2,275,000	--	--	--
Capitalized software
development costs	17,546,000	11,941,000	5,605,000	$14,866,000	$9,348,000	$5,518,000
Customer relationship assets	1,193,000	132,000	1,061,000	--	--	--
Non-compete covenants	1,217,000	37,000	1,180,000	--	--	--

Total	22,397,000	12,276,000	10,121,000	14,866,000	9,348,000	5,518,000
INTANGIBLE ASSETS NOT SUBJECT
TO AMORTIZATION
Goodwill	12,353,000		12,353,000	7,235,000	2,405.000	4,830,000
Trademarks	732,000	--	732,000	--	--	--

Total	13,085,000		13,085,000	7,235,000	2,405,000	4,830,000

Total goodwill and intangible
assets	$35,482,000	$12,276,000	$23,206,000	$22,101,000	$11,753,000	$10,348,000

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

Balance as of January 1, 2002	$4,830,000
Goodwill acquired	7,523,000

Balance as of December 31, 2002	$12,353,000

Aggregate annual amortization expense for intangible assets is estimated to be:

Year ending December 31,
2003	$4,253,000
2004	3,468,000
2005	1,726,000
2006	674,000
2007	--
Thereafter	--

9.   LONG TERM RECEIVABLE

        During the year ended December 31, 2002, the Company recorded a long term receivable of $6,314,000 from a major U.S. pharmaceutical company as part of a five-year contract. This long term receivable will be paid as the scheduled maturities come due through January 2005. The Company has imputed interest and accordingly, interest income will be recognized as earned within interest income on the Consolidated Statement of Operations.

10.   NOTE RECEIVABLE FROM OFFICER OF THE COMPANY

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

11.  REVOLVING CREDIT

        The Company maintains a revolving line of credit agreement with The Chase Manhattan Bank, N.A., which provides for borrowings of up to $15,000,000 and is available to finance working capital needs and possible future acquisitions. The agreement requires, among other covenants, that the Company maintain a minimum consolidated net worth, measured quarterly, equal to $105,000,000 plus 50% of the Company’s net income earned after January 1, 2002, and 75% of the net proceeds to the Company of any stock offerings after September 30, 2001. This covenant has the effect of limiting the amount of cash dividends the Company may pay. As of December 31, 2002 and 2001, approximately $31,092,000 and $23,013,000, respectively, were available for the payment of dividends under this covenant. The line of credit expires on November 30, 2003. The Company has never had any borrowings under this revolving line of credit.

        As of December 31, 2002, the Company also had letters of credit for approximately $475,000 outstanding.

12.   INCOME TAXES

The components of income before income tax expense (benefit) were as follows:

	December 31,

	2002	2001	2000

Domestic	$18,869,000	$(18,259,000)	$46,227,000
Foreign	6,794,000	(275,000)	1,232,000

	$25,663,000	$(18,534,000)	$47,459,000

The components of income taxes were as follows:

	December 31,

	2002	2001	2000

Current Provision
(Benefit):
Federal	$4,594,000	$(1,034,000)	$14,588,000
State	1,628,000	256,000	1,453,000
Foreign	3,911,000	2,495,000	1,075,000

	10,133,000	1,717,000	17,116,000
Deferred Provision
(Benefit):
Federal	354,000	(5,195,000)	(777,000)
State	(86,000)	(1,320,000)	(307,000)
Foreign	(136,000)	(1,265,000)	816,000

	132,000	(7,780,000)	(268,000)

	$10,265,000	$(6,063,000)	$16,848,000

The reconciliation of the statutory Federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31,

	2002	2001	2000

Federal statutory tax rate	35.0%	(35.0%)	35.0%
Difference between U.S. and non-U.S. rates	4.2	4.8	0.8
State income taxes, net of federal tax benefit	5.1	(3.5)	1.6
Nondeductible expenses	0.3	2.9	0.7
Tax credits utilized	(6.5)	(2.7)	(1.3)
Other	1.9	.8	(1.3)

	40.0%	(32.7%)	35.5%

The tax effect of temporary differences that give rise to deferred income assets and liabilities is as follows: 66

	December 31,

	2002	2001

Gross deferred tax asset:
Depreciation and amortization	$1,502,000	$2,165,000
Foreign net operating losses	3,225,000	2,984,000
State net operating losses	2,846,000	2,807,000
Federal capital loss carryover	1,208,000	333,000
Federal foreign tax credit
carryover	763,000	--
Accruals and reserves not currently
deductible	4,424,000	4,360,000
Other	1,614,000	2,065,000
	15,582,000	14,714,000

Less: Valuation allowance	(4,482,000)	(3,336,000)

	$11,100,000	$11,378,000

Gross deferred tax liability:
Capitalized software development costs	$(1,552,000)	$(1,949,000)
Other	--	(1,752,000)

	$(1,552,000)	$(3,701,000)

        As of December 31, 2002 and 2001, the Company has recorded a valuation allowance against its net deferred tax assets of approximately $4,482,000 and $3,336,000 respectively. The valuation allowance relates primarily to the state net operating loss carryforwards, foreign tax credit carryforwards and capital loss carryforwards.

As of December 31, 2002, the Company has available state net operating loss carryforwards of approximately $35,000,000 and foreign net operating loss carryforwards of approximately $8,600,000 which expire in varying amounts beginning in 2003 through 2022. Additionally, the Company also has available foreign tax credit carryforwards of approximately $763,000 which expire in 2007.

13.     STOCKHOLDERS’ EQUITY

STOCK OPTION PLANS

        The Company has various stock option plans (the “Plans”) that provide for the granting of options, the awarding of stock and the purchase of stock. Under the Plans, the total number of shares of common stock that may be granted is 14,050,002. During 2002, the Company obtained shareholder approval to increase the number of options available under the Plans by 1,500,000 shares to 15,550,002 shares. Options granted under the Plans generally vest over a four-year period and are exercisable over a period not to exceed ten years as determined by the Board of Directors. Incentive stock options are granted at fair value. Nonqualified options are granted at exercise prices determined by the Board of Directors.

        Information with respect to the options under the Plans is as follows:

	Shares	Weighted Average Exercise Price

Outstanding December 31, 1999	6,258,155	$10.56
Granted	2,531,396	24.91
Exercised	(1,569,016)	(7.10)
Canceled	(671,509)	(16.72)

Outstanding December 31, 2000	6,549,026	16.54
Granted	2,474,754	12.46
Exercised	(785,285)	(5.57)
Canceled	(666,820)	(22.58)

Outstanding December 31, 2001	7,571,675	15.88
Granted	2,023,871	10.03
Exercised	(407,373)	(4.44)
Canceled	(1,339,278)	(17.47)

Outstanding December 31, 2002	7,848,895	$14.68

67

        At December 31, 2002, 2001 and 2000 there were 4,871,509, 3,361,772 and 2,325,272 options exercisable with a weighted average exercise price of $14.81, $14.92 and $9.95, respectively. As of December 31, 2002 there were 4,179,521 shares available for future grants under the Plans.

        The Company has adopted the disclosure requirements of SFAS 123 as amended by SFAS 148. The Company applies APB 25 and related interpretations in accounting for stock options granted under the Plans. Accordingly, compensation cost has been computed for the Plans based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company’s stock. As the exercise price of all stock options granted equaled the fair value of the Company’s stock at the date of option issuance, no compensation cost has been recorded in the accompanying statements of operations. The pro forma information presented in Note 1 has been determined as if employee stock options were accounted for under the fair value method of SFAS 123. The fair value for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumption:

	December 31,

	2002	2001	2000

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	80.0%	80.0%	70.0%
Risk free interest rate	3.8%	4.7%	5.5%
Expected life of the option	6 yrs	6 yrs	6 yrs

        The weighted average fair value of options granted was $7.98, $8.96 and $17.26 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Information with respect to the options outstanding under the Plans at December 31, 2002 is as follows:

Exercise Per Share	Share	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Vested Shares

$0.00 - $3.32	41,112	$2.50	3.0	41,112
$3.33 - $6.64	956,052	6.04	3.5	916,052
$6.65 -- $9.95	1,508,666	8.18	6.8	758,993
$9.96 - $13.27	1,783,354	12.08	7.9	627,530
$13.28 - $16.60	556,336	14.94	6.1	446,437
$16.61 - $19.91	1,238,496	17.66	6.6	953,176
$19.92 - $23.23	630,531	21.70	7.9	333,797
$23.24 - $26.55	529,070	23.62	7.0	364,116
$26.56 - $29.87	169,200	27.32	7.3	113,745
$29.88 - $34.00	436,078	33.16	6.6	316,551

	7,848,895	$14.68	6.6	4,871,509

EMPLOYEE STOCK PURCHASE PLAN

        In 1997, the Company established an employee stock purchase plan that provides full-time employees the opportunity to purchase shares at 85% of fair value on dates determined by the Board of Directors, up to a maximum 10% of their eligible compensation or $21,250, whichever is less. During 2002, the Company obtained shareholder approval to increase the number of authorized shares available for purchase under this plan from 450,000 to 900,000, of which 150,048, 156,876 and 93,687 were purchased in 2002, 2001 and 2000, respectively. There were 419,511 and 119,559 shares available for issuance under the plan as of December 31, 2002 and 2001, respectively.

ANNIVERSARY STOCK PROGRAM

        The Company grants 200 shares of the Company’s common stock to all employees who commenced employment prior to December 31, 1998 in July following their fifth anniversary of employment. The cost of the anniversary stock plan is accrued over the employment period of the employees.

COMMON STOCK REPURCHASE PROGRAM

        On January 31, 2001, the Company announced that its Board of Directors authorized a stock repurchase program of up to $20,000,000 of its outstanding common stock over a two-year period (the “2001 Stock Repurchase Plan”). As of December 31, 2001, the Company has repurchased a total of 1,343,700 shares under the 2001 Stock Repurchase Plan for a total value of $17,480,000. On July 29, 2002, the Board of Directors cancelled the 2001 Stock Repurchase Plan.

        On July 31, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to $20,000,000 of its outstanding common stock over a two-year period (the “2002 Stock Repurchase Plan”). Under the 2002 Stock Repurchase Plan, the Company will repurchase shares on the open market or in privately negotiated transactions from time to time. Repurchases of stock under the 2002 Stock Repurchase Plan are at management’s discretion, depending upon price and availability. The repurchased shares are held as treasury stock, which may be used to satisfy the Company’s requirements under its equity incentive and other benefit plans and for other corporate purposes. As of December 31, 2002, the Company has repurchased under the 2002 Stock Repurchase Plan 277,500 shares of the Company’s common stock at a purchase price of approximately $1,469,000.

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

14.     SAVINGS AND DEFERRED COMPENSATION PLANS

        The Company maintains Employee Savings Plans (the “Plans”) that cover substantially all of its full-time U.S., U.K. and Belgium employees. All eligible employees may elect to contribute a portion of their wages to the Plans, subject to certain limitations. In addition, the Company contributes to the plans at the rate of 50% of the employee’s contributions up to a maximum of 3% of the employee’s salary. The Company’s contributions to the Plans were $1,233,000, $1,191,000 and $773,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company also maintains a noncontributory pension plan that covers substantially all of its full-time Japanese employees. All contributions to this pension plan are made by the Company in accordance with prescribed statutory requirements. The Company’s contributions to the plan were $169,000, $24,000 and $421,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        In 1998, the Company created a deferred compensation plan. Under the plan, eligible, highly compensated employees (as defined) can elect to defer a portion of their compensation and determine the nature of the investments, which will be used to calculate earnings on the deferred amounts.

15.     COMMITMENTS AND CONTINGENCIES

        The Company leases office facilities and equipment under various capital and operating leases with remaining lease terms generally in excess of one year. Rent expense was $11,438,000, $10,547,000 and $8,410,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Future minimum rental payments on these leases including amounts accrued for in purchase accounting restructuring accruals are as follows:

	Capital Leases	Operating Leases

2003	$659,000	$9,784,000
2004	258,000	7,637,000
2005	32,000	4,102,000
2006	--	3,391,000
2007	--	2,955,000
Thereafter	--	10,342,000

Total	949,000	$38,211,000

Less: Amount representing
interest	59,000

Present value of net minimum
lease payments	890,000

Less: Current portion of
obligation under capital leases	615,000

Obligations under capital
leases, excluding current
portion	$275,000

70

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

        The Company has an agreement with a venture capital fund with a commitment to contribute $1,000,000 to the fund, callable in $100,000 increments. As of December 31, 2002, $300,000 has been paid with $700,000 of commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension by the limited partners.

16.     RELATED-PARTY TRANSACTIONS

        For the years ended December 31, 2002, 2001 and 2000, the Company incurred approximately $434,000, $304,000 and $257,000, respectively, of costs for rental and use of aircraft for Company business payable to certain third party charter companies. While none of these third party charter companies are affiliated with the Company or any of its officers or directors, in some instances, the aircraft provided by these third party companies was leased from an entity whose members are the Company’s Chairman and Chief Executive Officer and his spouse. As of December 31, 2002 and 2001 approximately $0 and $127,000, respectively, of rental charges were included in other accrued expenses.

        For the years ended December 31, 2002, 2001 and 2000, the Company also incurred approximately $236,000, $592,000 and $338,000, respectively, of costs for air travel for Company business payable to the entity owned by the Chairman and Chief Executive Officer and his spouse. These costs, which were incurred either directly or indirectly through expense reimbursements, were charged to the Company on a reimbursement rate basis, in accordance with FAA expense reimbursement rates. As of December 31, 2002 and 2001 approximately $0 and $192,000, respectively, of air travel costs were included in other accrued expenses.

        During the year ended December 31, 2002 and 2001, the Company incurred $173,000 and $1,432,000, respectively, to a subcontractor for certain outsourcing activities related to its clinical services. The Chairman and Chief Executive Officer of the Company and a member of the Company’s Board of Directors serve on the Board of Directors of this subcontractor. One of the Company’s Director’s is also the Managing Partner of a venture fund which is a 52% shareholder of this subcontractor. The Company terminated its relationship with this subcontractor in October 2002. As of December 31, 2002 and 2001, approximately $426,000 and $644,000, respectively, of outsourcing activities were included in other accrued expenses.

        For the years ended December 31, 2002, 2001, and 2000, the Company incurred approximately $912,000, $851,000 and $459,000, respectively, to a third party contractor that provides consultants for computer programming services. The father of the Chairman and Chief Executive Officer of the Company was a 43% shareholder of this contractor; however, during the third quarter of 2002 he divested himself of all such ownership interest. As of December 31, 2002 and 2001 approximately $89,000 and $200,000, respectively, of consulting costs were included in other accrued expenses.

17.     CUSTOMER AND GEOGRAPHIC INFORMATION

        For the year ended December 31, 2002, the Company derived approximately 36% and 9% of its revenue from its two largest customers. In the year ended December 31, 2001, the Company derived approximately 41% and 10% of its revenue from its two largest customers. In the year ended December 31, 2000, the Company derived approximately 31%, 11% and 10% of its revenues from its three largest customers.

        See Note 1 for a brief description of the Company’s business. The Company is organized by geographic locations and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. Operating income consists of total revenues recorded in the location less operating expenses and does not include interest income, other expense or income taxes. This data is presented in accordance with SFAS 131, “Disclosure About Segments of an Enterprise and Related Information”.

	December 31,

	2002	2001	2000

Revenues:
United States	$178,603,000	$184,749,000	$167,731,000
All Other	47,153,000	42,613,000	$50,328,000

	$225,756,000	$227,362,000	218,059,000

Operating (loss) income:
United States	$15,448,000	$(15,868,000)	$37,255,000
All Other	9,279,000	(5,108,000)	$6,658,000

	$24,727,000	$(20,976,000)	$43,913,000

Identifiable assets:
United States	$161,477,000	$145,321,000	$155,843,000
All Other	26,999,000	21,162,000	20,060,000

	$188,476,000	$166,483,000	$175,903,000

        For segment reporting purposes, license revenues have been allocated to the sales office of the respective country in which the sale is made, although the actual contract is with the U.S. entity for legal and tax purposes.

DENDRITE INTERNATIONAL, INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Balance at the Beginning of the year	Additions charged to expense or other accounts	Deductions from reserves	Balance at the End of the year

Year Ended December 31, 2002:
Allowance for doubtful
accounts	$ 736,000	$ 348,000	$ 158,000	$ 926,000
Deferred tax valuation
allowance	$3,336,000	$1,146,000		$4,482,000

Year Ended December 31, 2001:
Allowance for doubtful
accounts	$ 593,000	$ 180,000	$ 37,000	$ 736,000
Deferred tax valuation
allowance	$1,171,000	$2,165,000		$3,336,000

Year Ended December 31, 2000:
Allowance for doubtful
accounts	$ 415,000	$ 362,000	$ 184,000	$ 593,000
Deferred tax valuation
allowance	$1,091,000	$ 169,000	$ 89,000	$1,171,000
73

EXHIBIT INDEX 3. Exhibits: Articles of Incorporation and By-Laws:

3.1	Restated Certificate of Incorporation of Dendrite International, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission (the "Commission") on August 14, 1996)

3.1	(a) Certificate of Amendment to the Restated Certificate of Incorporation of Dendrite International, Inc. (incorporated herein by reference to Exhibit 3.1(a) to the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)

3.1	(b) Certificate of Amendment to the Restated Certificate of Incorporation of Dendrite International, Inc. (incorporated herein by reference to Exhibit 3.1 (b) to the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)

3.1	(c) Certificate of Amendment to the Restated Certificate of Incorporation of Dendrite International, Inc. Setting Forth the Terms of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 (c) to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

3.2	Amended and Restated By-laws of Dendrite International, Inc. (incorporated herein by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed with the Commission on February 21, 2001)

        Instruments Defining Rights of Security Holders, including Indentures:

4.1	Specimen of Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

4.2	Registration Rights Agreement dated October 2, 1991 between the several purchasers named therein and the Company (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

4.3	Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated herein by reference to Exhibit 4.3 of Amendment 1 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

4.4	Rights Agreement dated as of February 20, 2001 between Dendrite International, Inc. and Registrar and Transfer Company, as Rights Agent, which includes, as Exhibit A the Form of Certificate of Amendment to Restated Certificate of Incorporation, as Exhibit B the Form of Rights Certificate and as Exhibit C the Form of Summary of Rights (incorporated herein by reference to Exhibit 4 of the Company’s Current Report on Form 8-K, filed with the Commission on February 21, 2001)

        Material Contracts and Compensatory Plans and Arrangements:

10.1	1992 Stock Plan, as amended (incorporated herein by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995; Exhibit A to the Company’s Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, filed with the Commission on April 16, 1999; and Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 30, 2000)*

10.2	1992 Senior Management Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995; Exhibit B to the Company’s Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, filed with the Commission on April 16, 1999; and Exhibit 10.2 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 30, 2000)*

10.3	1997 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1997; Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Commission on September 16, 1997; Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Commission on November 10, 1997; Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 1997; Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Commission on April 21, 1998; Exhibit A to the Company’s Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders, filed with the Commission on April 30, 1998; Appendix A to the Company’s Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, filed with the Commission on April 16, 1999; Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 30, 2000; Appendix A to the Company’s Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders, filed with the Commission on April 17, 2000; Exhibit 4 to the Company’s Registration Statement on Form S-8, filed with the Commission on October 20, 2000; and Appendix A to the Company’s Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders, filed with the Commission on April 13, 2001 )*

10.4	1997 Employee Stock Purchase Plan (incorporated herein by reference to; Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed with the Commission on April 1, 1997; Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1997; and Exhibit A to the Company’s Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders, filed with the Commission on April 16, 1999)*

10.5	Lease of 1200 Mount Kemble Avenue, Morristown, New Jersey (incorporated herein by reference to Exhibit 10.40 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

10.6	Amended and Restated Credit Agreement, entered into as of November 30, 1998, between the Company and The Chase Manhattan Bank, N.A. (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 26, 1999)

10.7	Employment Agreement dated as of March 25, 1997, between Dendrite International, Inc. and John E. Bailye (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A, filed with the Commission on May 16, 1997)*

10.8	Employment Agreement dated as of June 2, 1997, between Dendrite International, Inc. and George T. Robson (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1997)*[1]

10.9	Deferred Compensation Plan dated as of September 1, 1998 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)*

10.10	Deferred Compensation Plan Trust Agreement dated as of September 1, 1998 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)*

10.11	Employment Agreement dated as of August 7, 1997, between Dendrite International, Inc. and Kathleen Donovan (incorporated herein by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.12	Employment Agreement dated as of September 8, 1998, between Dendrite International, Inc. and Christine Pellizzari (incorporated herein by reference to Exhibit 10.18 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.13	Amendment to Employment Agreement dated as of May 26, 1999, between Dendrite International, Inc. and George T. Robson (incorporated herein by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*1

10.14	Amendment to Employment Agreement dated as of January 25, 2000, between Dendrite International, Inc. and Kathleen Donovan (incorporated herein by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.15	Amendment to Employment Agreement dated as of August 1, 2000, between Dendrite International, Inc. and Christine Pellizzari (incorporated herein by reference to Exhibit 10.24 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.16	Employment Agreement dated as of August 7, 2000, between Dendrite International, Inc. and Marc Kustoff (incorporated herein by reference to Exhibit 10.25 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.17	Agreement of Purchase and Sale between Dendrite International, Inc. and Townsend Property Trust Limited Partnership dated January 5, 2001 (incorporated herein by reference to Exhibit 10.26 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.18	Deed of Lease between Liberty Property Limited Partnership and Dendrite International, Inc. for Dendrite Building I of the Liberty Executive Park in Chesapeake, Virginia (incorporated herein by reference to Exhibit 10.27 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

10.19	Deed of Lease between Liberty Property Limited Partnership and Dendrite International, Inc. for Dendrite Building II of the Liberty Executive Park in Chesapeake, Virginia (incorporated herein by reference to Exhibit 10.28 of the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

10.20	Employment Agreement (including Amendment), dated as of May 16, 2001, between Dendrite International, Inc. and Paul Zaffaroni (incorporated herein by reference to Exhibit 10.29 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002)*

10.21	Indemnification Agreement, dated as of October 1, 2001, between Dendrite International, Inc. and Paul Zaffaroni (incorporated herein by reference to Exhibit 10.30 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002)*

10.22	Employment Agreement, dated as of June 19, 1997, between Dendrite International, Inc. and Brent Cosgrove (incorporated herein by reference to Exhibit 10.33 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002)*

10.23	Amendment to Employment Agreement, dated as of November 8, 2001, between Dendrite International, Inc. and Brent Cosgrove (incorporated herein by reference to Exhibit 10.34 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002)*

10.24	Indemnification Agreement, dated as of November 8, 2001, between Dendrite International, Inc. and Brent Cosgrove (incorporated herein by reference to Exhibit 10.35 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002)*

10.25	Agreement of Lease, dated as of February 12, 2001, between SCC II, L.L.C. and Dendrite International, Inc. (incorporated herein by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)

10.26	First Amendment to Lease, dated as of August 17, 2001, between 1200 Mount Kemble Limited Partnership and Dendrite International, Inc. (incorporated herein by reference to Exhibit 10.37 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002)

10.27	November 2001 Amendment to Credit Agreement, dated as of November 6, 2001, between Dendrite International, Inc. and The Chase Manhattan Bank, N.A. (incorporated herein by reference to Exhibit 10.38 of the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)

10.28	Indemnification Agreement, dated as of October 28, 1998, between Dendrite International, Inc. and John Bailye (incorporated herein by reference to Exhibit 10.39 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002)*

10.29	Indemnification Agreement, dated as of October 28, 1998, between Dendrite International, Inc. and George Robson (incorporated herein by reference to Exhibit 10.40 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002)*1

10.30	Indemnification Agreement, dated as of January 25, 2001, between Dendrite International, Inc. and Christine Pellizzari (incorporated herein by reference to Exhibit 10.41 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002)*

10.31	Indemnification Agreement, dated as of January 25, 2001, between Dendrite International, Inc. and Kathleen Donovan (incorporated herein by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2000)*

10.32	1994 Incentive and Non-Qualified Stock Plan of CorNet International, Ltd. (incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8, filed with the Commission on June 29, 1999)*

10.33	First Amended SAI Holdings, Inc. Long-Term Incentive Stock Option Plan (incorporated herein by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, filed with the Commission on October 25, 2002)*

10.34	Dendrite International, Inc. New Hire Option Grant Authorization (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8, filed with the Commission on November 6, 2002)*

10.35	Indemnification Agreement, dated as of April 6, 2001, between Dendrite International, Inc. and Patrick J. Zenner (incorporated herein by reference to Exhibit 10.37 of the Company’s Current Report on Form 8-K, filed with the Commission on March 26, 2003)*

10.36	Retirement Agreement and General Release, dated as of June 30, 2002, between Dendrite International, Inc. and George Robson (incorporated herein by reference to Exhibit 10.38 of the Company’s Current Report on Form 8-K, filed with the Commission on March 26, 2003)*[1]

10.37	November 2002 Amendment to Credit Agreement, dated as of November 6, 2001, between Dendrite International, Inc. and The Chase Manhattan Bank, N.A (incorporated herein by reference to Exhibit 10.39 of the Company’s Current Report on Form 8-K, filed with the Commission on March 26, 2003)

Subsidiaries:

21	Subsidiaries of the Registrant

Consent of Independent Auditors:

23.1	Consent of Ernst & Young LLP

23.2	Notice regarding Consent of Arthur Andersen LLP

* Management contract or compensatory plan.

1 Ceased as executive officer.