Form 10-K/A
period 2002-12-31
DENDRITE INTERNATIONAL INC
filed 2003-04-25
CIK 880321

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K/A
AMENDMENT NO. 1

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

None.

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

INTRODUCTORY NOTE

        Dendrite International, Inc. (“Dendrite” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A for fiscal year 2002 to correct an amount included in Note 16 to the Company’s Consolidated Financial Statements. During 2002, the Company incurred $3,170,000 to a subcontractor for outsourcing activities relating to its clinical services. Except for the above, no other changes are being made to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company's financial statements, including the consolidated balance sheets, statements of operations, statements of stockholders' equity and statements of cash flow were unaffected by the correction.

        Item 8 (Financial Statements and Supplementary Data) of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 cross-references the Company’s Consolidated Financial Statements in Item 15, which is being amended by this Amendment No. 1 on Form 10-K/A. All other unaffected items have not been repeated in this Amendment No. 1.

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

Date: April 25, 2003	DENDRITE INTERNATIONAL, INC. By: KATHLEEN E. DONOVAN —————————————— Kathleen E. Donovan Senior Vice President and Chief Financial Officer (Principal Financial Offer)

CERTIFICATIONS

I, John E. Bailye, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Dendrite International, Inc.;

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

Dated: April 25, 2003	By: JOHN E. BAILYE —————————————— [Signature] Chairman and Chief Executive Officer

I, Kathleen E. Donovan, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Dendrite International, Inc.;

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

Dated: April 25, 2003	By: KATHLEEN E. DONOVAN —————————————— [Signature] Senior Vice President and Chief Financial Officer

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

/s/ Ernst & Young LLP

MetroPark, New Jersey January 29, 2003 6

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

Philadelphia, Pa., February 1, 2002 7

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

The accompanying notes are an integral part of these financial statements. 8

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

The accompanying notes are an integral part of these financial statements. 9

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

The accompanying notes are an integral part of these financial statements. 10

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

The accompanying notes are an integral part of these financial statements. 11

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

15

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

During the second quarter of 2001, the Company recorded an impairment charge relating to purchased capitalized software costs. See Note 3. 17

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

21

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

The tax effect of temporary differences that give rise to deferred income assets and liabilities is as follows: 26

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

27

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

30

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

        During the year ended December 31, 2002 and 2001, the Company incurred $3,170,000 and $1,432,000, respectively, to a subcontractor for certain outsourcing activities related to its clinical services. The Chairman and Chief Executive Officer of the Company and a member of the Company’s Board of Directors serve on the Board of Directors of this subcontractor. One of the Company’s Director’s is also the Managing Partner of a venture fund which is a 52% shareholder of this subcontractor. The Company terminated its relationship with this subcontractor in October 2002. As of December 31, 2002 and 2001, approximately $426,000 and $644,000, respectively, of outsourcing activities were included in other accrued expenses.

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
33

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