Form 10-Q
period 2003-03-31
DENDRITE INTERNATIONAL INC
filed 2003-05-15
CIK 880321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2003

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ___ to ___

Commission File Number  0-26138

Dendrite International, Inc.
(Exact name of registrant as specified in its Charter)

New Jersey	22-2786386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Mount Kemble Avenue
Morristown, NJ 07960
————————————————————
(Address, including zip code, of
principal executive offices)

(973) 425-1200
————————————————————
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [  X  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):     [  X  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: at May 7, 2003 there were 40,188,851 shares of common stock outstanding.

DENDRITE INTERNATIONAL, INC. INDEX

PAGE NO

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

Consolidated Statements of Operations (unaudited) Three months ended March 31, 2003 and 2002	3

Consolidated Balance Sheets March 31, 2003 (unaudited) and December 31, 2002	4

Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2003 and 2002	5

Notes to Unaudited Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits and Reports on Form 8-K	19

Signatures	21

2

PART I.      FINANCIAL INFORMATION ITEM 1.      Financial Statements

DENDRITE INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Revenues:
License fees	$ 2,562	$ 3,179
Services	57,148	54,264

	59,710	57,443

Cost of revenues:
Cost of license fees	1,079	924
Cost of services	28,741	29,227

	29,820	30,151

Gross margin:
License gross margin	1,483	2,255
Services gross margin	28,407	25,037

	29,890	27,292

Operating expenses:
Selling, general and administrative	20,239	19,500
Research and development	2,698	2,629

	22,937	22,129

Operating income	6,953	5,163
Interest income	243	304
Other income	9	57

Income before income taxes	7,205	5,524
Income taxes	2,882	1,989

Net income	$ 4,323	$ 3,535

Net income per share:
Basic	$ .11	$ .09

Diluted	$ .11	$ .09

Weighted average shares used in computing
net income per share:
Basic	40,097	39,713

Diluted	40,269	40,216

The accompanying notes are an integral part of these statements. 3

DENDRITE INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$ 75,565	$ 68,308
Short-term investments	499	1,295
Accounts receivable, net	38,150	39,853
Prepaid expenses and other current assets	4,225	5,922
Deferred taxes	3,380	3,380
Facility held for sale	6,900	6,900

Total current assets	128,719	125,658

Property and equipment, net	25,949	26,377
Other assets	703	753
Long-term receivable	3,157	6,314
Goodwill	12,353	12,353
Intangible assets, net	2,837	2,973
Purchased capitalized software, net	2,123	2,275
Capitalized software development costs, net	5,576	5,605
Deferred taxes	6,168	6,168

	$ 187,585	$ 188,476

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$ 2,219	$ 1,274
Income taxes payable	2,290	5,659
Capital lease obligations	615	615
Accrued compensation and benefits	6,073	5,055
Other accrued expenses	11,457	16,749
Purchase accounting restructuring accrual	3,153	3,252
Accrued restructuring charge	70	260
Deferred revenues	8,544	7,861

Total current liabilities	34,421	40,725

Capital lease obligations	150	275
Other non-current liabilities	754	717

Stockholders’ Equity
Preferred Stock, no par value, 15,000,000 shares
authorized, none issued	--	--
Common Stock, no par value, 150,000,000 shares authorized,
42,349,314 and 42,156,344 shares issued; 40,126,614 and
39,933,644 shares outstanding	94,315	93,037
Retained earnings	81,199	76,876
Deferred compensation	(47)	(76)
Accumulated other comprehensive loss	(2,331)	(2,202)
Less treasury stock, at cost	(20,876)	(20,876)

Total stockholders' equity	152,260	146,759

	$ 187,585	$ 188,476

The accompanying notes are an integral part of these statements. 4

DENDRITE INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Three Months Ended March 31,

	2003	2002

Operating activities:
Net income	$ 4,323	$ 3,535
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,031	3,275
Amortization of deferred compensation, net of forfeitures	(50)	13
Changes in assets and liabilities:
Decrease in accounts receivable	4,857	2,259
Decrease (increase) in prepaid expenses and other	1,927	(853)
Increase in other assets	(181)	--
Decrease in prepaid income taxes	--	440
Decrease in accounts payable and accrued expenses	(3,534)	(3,057)
Decrease in income taxes payable	(3,399)	--
Decrease in accrued restructuring charge	(190)	(399)
Increase (decrease) in deferred revenues	681	(1,926)
Increase in other non-current liabilities	27	46

Net cash provided by operating activities	8,492	3,333

Investing activities:
Purchases of short-term investments	--	(6,354)
Sales of short-term investments	796	6,382
Purchases of property and equipment	(2,545)	(4,914)
Additions to capitalized software development costs	(664)	(593)

Net cash used in investing activities	(2,413)	(5,479)

Financing activities:
Payments on capital lease obligations	(125)	--
Issuance of common stock	1,266	514

Net cash provided by financing activities	1,141	514

Effect of exchange rate changes on cash	37	(262)

Net increase (decrease) in cash and cash equivalents	7,257	(1,894)
Cash and cash equivalents, beginning of period	68,308	65,494

Cash and cash equivalents, end of period	$ 75,565	$ 63,600

The accompanying notes are an integral part of these statements. 5

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

        The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three month periods ended March 31, 2003 and 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2002.

        Our interim operating results may not be indicative of operating results for the full year.

2.   Net Income Per Share

        Basic net income per share was computed by dividing the net income for each period by the weighted average number of shares of common stock outstanding for each period. Diluted net income per share was computed by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period. For the three months ended March 31, 2003 and 2002, common stock equivalents used in computing diluted net income per share were 172,000 and 503,000 shares, respectively.

3.   Comprehensive Income

        Assets and liabilities of the Company’s wholly-owned international subsidiaries are translated at their respective period-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting translation adjustments are included as “Accumulated other comprehensive loss” and are reflected as a separate component of stockholders’ equity. Total after-tax comprehensive income for the three months ended March 31, 2003 and 2002 was $4,194,000 and $3,331,000, respectively.

4.   Reclassifications

        Certain prior period balances have been reclassified to conform with current year presentation.

5.   Stock Based Compensation

        The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) 123 “Accounting for Stock-Based Compensation” as amended by SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”. The Company applies Accounting Principles Board (“APB”) 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted under the Company’s stock option plans (the “Plans”). Accordingly, compensation cost has been computed for the Plans based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company’s stock. As the exercise price of all stock options granted equaled the fair value of the Company’s stock at the date of option issuance, no compensation cost related to stock options has been recorded in the accompanying statements of operations. Had compensation cost for the Plans and the employee stock purchase plan been determined consistent with SFAS 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts:

	For the Three Months Ended March 31,

	2003	2002

Net income as reported	$4,323,000	$3,535,000

Add/(Deduct): Deferred compensation, amortization
net of forfeitures recognized in
accordance with APB 25, net of
related tax effects	(30, 000)	8,000

Deduct: Total stock-based employee
compensation expense determined
under the fair value based method
for all awards, net of related tax
effects	(2,941,000)	(3,817,000)

Pro forma net income (loss)	$1,352,000	$(274,000)

Earnings (loss) per share:
Basic - as reported	$0.11	$0.09
Basic - pro forma	$0.03	$(0.01)

Diluted - as reported	$0.11	$0.09
Diluted - pro forma	$0.03	$(0.01)

6

6.   Restructuring Charge

        On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. As a result the Company re-examined its cost structure and determined that there were duplicate employee costs and excess overhead costs. The restructuring plan consisted of a reduction of 155 delivery and staff positions and the termination of 35 independent contractors across various departments in the United States and Europe. In addition, 192 additional positions were eliminated as part of the closing of the Company’s facility in Stroudsburg, PA. The Stroudsburg, PA operations were relocated to the Company’s facilities in New Jersey, Virginia and a new facility in Bethlehem, PA. The exit costs, consisting of costs to retrofit the Stroudsburg facility, lease termination costs and the write-off of leasehold improvements, were included in the restructuring charge while moving and other start-up costs were not included in this restructuring charge and were expensed as incurred.

        During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. This charge was reduced by $24,000 to $6,110,000 in the fourth quarter of 2001 due to the variance between the amounts originally recorded and management’s revised estimate of the total costs of the restructuring. During the fourth quarter of 2002, the Company again reduced the restructuring accrual by an additional $47,000 due to a revised estimate of the total costs of the restructuring. Of the remaining restructuring charge, $70,000 related primarily to European severance had not been paid as of March 31, 2003 and, accordingly, is classified as accrued restructuring charge in the accompanying consolidated balance sheet. The restructuring charges were based upon formal plans approved by the Company’s management using the information available at the time. The Company anticipates that the accrued restructuring balance of $70,000 as of March 31, 2003 will be paid during 2003. The activity in accrued restructuring as of March 31, 2003 is summarized in the table below:

	Accrued restructuring as of January 1, 2003	Cash Payments in 2003	Accrued Restructuring as of March 31, 2003

Termination payments to employees	$260,000	$190,000	$70,000

	$260,000	$190,000	$70,000

7.   Pro Forma Results — SAI

        On September 19, 2002, the Company acquired Software Associates International (“SAI”), a privately-held company based in New Jersey. SAI provided software products and solutions that enabled corporate level sales and marketing analysis for pharmaceutical companies. These solutions are complementary to the Company’s core suite of business products. The results of SAI’s operations have been included in the Consolidated Financial Statements since the acquisition date.

        The aggregate purchase price was approximately $16,739,000 which included: cash of approximately $15,092,000 (approximately $1,600,000 in escrow as of March 31, 2003); accrued professional service fees of approximately $410,000; and options to purchase Dendrite common stock valued at approximately $1,237,000. The fair value of the stock options was estimated using the Black-Scholes valuation model. The Company is in the process of finalizing a third-party valuation of certain intangible assets and its own evaluation of acquired facilities and personnel for redundancy, and therefore, the purchase price allocation is preliminary and subject to adjustment.

The Company’s unaudited pro forma results of operations for the three month period ended March 31, 2002 assuming that the acquisition of SAI described above occurred on January 1, 2002 is as follows (in thousands, except per share data):

March 31, 2002
Revenue	$ 62,328
Net Income	2,964
Basic Income per share	0.07
Diluted Income per share	0.07

8.   Purchase Accounting Restructuring Accrual

        In connection with the acquisition of SAI, discussed in Note 7, the Company developed an exit plan to close SAI’s facility in Mt. Arlington, New Jersey and to relocate the operations to other Company facilities in New Jersey. The Company accrued as part of the acquisition costs the costs to terminate certain leases amounting to $3,252,000. The Company exited the facility during the first quarter of 2003. The activity in purchase accounting restructuring accrual as of March 31, 2003 is summarized in the table below:

	Accrued restructuring as of January 1, 2003	Cash Payments in 2003	Accrued Restructuring as of March 31, 2003

Lease termination costs	$3,252,000	$ 99,000	$3,153,000

	$3,252,000	$ 99,000	$3,153,000

9.   Goodwill and Intangible Assets

         Effective January 1, 2002 the Company adopted SFAS 142, “Goodwill and other Intangible Assets.” SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, which was superceded by SFAS 144. Based on the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS 142 on January 1, 2002. The Company conducts its annual impairment testing of goodwill on October 1 of each year. For the year ended December 31, 2002 there was no impairment recorded.

        The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

	As of March 31, 2003			As of December 31, 2002

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

INTANGIBLE ASSETS
SUBJECT TO AMORTIZATION
Purchased capitalized software	$ 2,441,000	$ 318,000	$ 2,123,000	$ 2,441,000	$ 166,000	$ 2,275,000
Capitalized software
development costs	18,210,000	12,634,000	5,576,000	17,546,000	11,941,000	5,605,000
Customer relationship assets	1,193,000	265,000	928,000	1,193,000	132,000	1,061,000
Non-compete covenants	1,244,000	67,000	1,177,000	1,217,000	37,000	1,180,000

Total	23,088,000	13,284,000	9,804,000	22,397,000	12,276,000	10,121,000

INTANGIBLE ASSETS NOT
SUBJECT TO AMORTIZATION
Goodwill	12,353,000	--	12,353,000	12,353,000	--	12,353,000
Trademarks	732,000	--	732,000	732,000	--	732,000

Total	13,085,000	--	13,085,000	13,085,000	--	13,085,000

Total goodwill and intangible
assets	$36,173,000	$13,284,000	$22,889,000	$35,482,000	$12,276,000	$23,206,000

There were no changes in the carrying amount of goodwill for the three month period ended March 31, 2003. Aggregate annual amortization expense for intangible assets is estimated to be:

Year ending December 31,
2003	$4,253,000
2004	3,468,000
2005	1,726,000
2006	674,000
2007	--
Thereafter	--

10.   Customer and Geographic Segment Data

        In the three months ended March 31, 2003, the Company derived approximately 45% of its revenues from its largest customer, which includes approximately 6% of low gross margin or reimbursable revenue. In the three months ended March 31, 2002, the Company derived approximately 49% of its revenues from its two largest customers, which includes approximately 1% of low gross margin or reimbursable revenue.

        The Company is organized by geographic locations and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. Operating income consists of total revenues recorded in the location less operating expenses and does not include interest income, other expense or income taxes. This data is presented in accordance with SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.”

	For the Three Months Ended March 31,
	2003	2002

Revenues:
United States	$47,596,000	$46,805,000
All Other	12,114,000	10,638,000

	$59,710,000	$57,443,000

Operating income:
United States	$ 4,605,000	$ 3,288,000
All Other	2,348,000	1,875,000

	$ 6,953,000	$ 5,163,000

	March 31, 2003	December 31, 2002

Identifiable assets:
United States	$167,084,000	$161,477,000
All Other	20,501,000	26,999,000

	$187,585,000	$188,476,000

        For segment reporting purposes, license revenues have been allocated to the sales office of the respective country in which the sale is made, although the actual contract is with the U.S. entity for legal and tax purposes.

11.   Recent Accounting Pronouncements

        In November 2002, the FASB issued EITF Issues 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses the accounting for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. This consensus is applicable to arrangements entered into on or after June 15, 2003 and requires companies to account for existing arrangements as the cumulative effect of a change in accounting principles in accordance with APB Opinion 20, “Accounting Changes.” The Company has assessed the impact of EITF 00-21, and does not believe that it will have a material impact on its consolidated financial statements.

12.   Subsequent Event

        On April 21, 2003, the Company announced that it had made a proposal to acquire all of the outstanding shares of Synavant Inc. (NASDAQ:SNVT) at a cash price of $2.50 per share. The Company also announced on April 21, 2003 the filing of a complaint in the Delaware Chancery Court seeking to invalidate the Synavant-Cegedim merger agreement. The lawsuit also sought to compel Synavant to waive its poison pill and compliance with Delaware General Corporation Law Section 203 as it had done for Cegedim.

        On May 9, 2003, the Company announced that it had reached an agreement with Synavant whereby Dendrite would commence a cash tender offer of $2.83 per share for all issued and outstanding Synavant common stock which would be followed by a second step merger. At March 31, 2003, Synavant had approximately 15.24 million shares of common stock issued and outstanding and approximately 1.75 million shares of common stock issuable pursuant to stock options or represented by restricted stock units. Under the terms of the merger agreement, all Synavant shares not tendered would be converted in the merger into the right to receive $2.83 per share. The tender offer would be subject to shareholders representing a majority of Synavant’s outstanding common stock ownership tendering their shares, as well as other customary conditions. The Company also announced on May 9, 2003 that it had entered into a settlement agreement with Synavant wherein the Company agreed to suspend its pending lawsuit against Synavant and its directors in the Delaware Chancery Court. The lawsuit would be dismissed upon a successful completion of the tender offer.

        On May 14, 2003, Synavant announced that on May 13, 2003 it received a proposal from Cegedim to acquire all of Synavant’s outstanding common stock for $3.15 per share in cash. According to the announcement, the Synavant board of directors authorized its management and advisors to enter into discussions and negotiations with Cegedim regarding its proposal. Synavant’s announcement also stated that this authorization does not constitute approval or recommendation of Cegedim’s bid by Synavant’s board of directors nor has the Synavant board withheld, withdrawn, modified or changed its approval or its recommendation in favor of the transaction with Dendrite.

        There can be no assurance of the outcome of this matter or that a transaction with the Company will occur and there can be no assurance as to the actions Dendrite, Cegedim or Synavant may take in the future as to this matter.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

        This Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, future financial position and objectives of management. Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical and consumer packaged goods industries. All such forward-looking statements involve risks and uncertainties, including those risks identified under “Factors That May Affect Future Operating Results”, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ from those indicated by the forward-looking statements included in this Form 10-Q, as more fully described under “Factors That May Affect Future Operating Results”. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

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

        Dendrite’s primary markets are the United States, the United Kingdom, France, and Japan. We bill services provided by our foreign branches and subsidiaries in local currencies. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period. We generated approximately 20% and 19% of our total revenues outside the United States during the three months ended March 31, 2003 and 2002, respectively. Our operating profits by geographic segment are shown in Note 10 of the “Notes to Unaudited Consolidated Financial Statements.”

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

        Securities and Exchange Commission Financial Reporting Release 60 requires companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. A critical accounting policy is one that is both very important to the portrayal of a company’s financial position and results of operations, and requires management’s most difficult, subjective or complex judgments. The Company believes its critical accounting policies to be revenue recognition, accounting for restructuring, impairments and income taxes.

Revenue Recognition

        The area of revenue recognition requires the Company’s management to make significant judgments and estimates. AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition”, governs revenue recognition for arrangements that include software which is more than incidental to the arrangement. Under SOP 97-2, if a sale of software includes services that are essential to the functionality of the software, then the entire arrangement is to be accounted for using contract accounting as described in Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The determination of whether or not services are essential to the functionality of the software can differ from arrangement to arrangement, and requires the use of significant judgment by management. Factors used in determining whether or not services are essential to the functionality may include: whether or not physical changes are being made to the software’s underlying source code; the complexity of software configuration services; the level of effort required to build interfaces; the overall relationship of the service fees to the license fees; the length of time expected to complete the services and whether or not the services can be obtained by a customer from their internal resources or another third-party vendor. If services are not considered to be essential to the software, SOP 97-2 generally allows companies to recognize revenue for software licenses upon delivery of the licenses, prior to configuration or implementation services, provided that the other requirements of the SOP are met. In management’s judgment, the Company’s configuration and implementation services generally are essential to the functionality of its software. Therefore, the Company typically recognizes revenues using the percentage-of-completion method as detailed in SOP 81-1.

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

Accounting for Restructuring

        During 2001, the Company recognized costs in connection with a restructuring plan which involved a reduction in size of the Company’s work force, downsizing of certain facilities and relocation of certain activities. During 2002, in connection with the purchase accounting related to the acquisition of SAI, the Company established an accrual related to costs in connection with exiting SAI’s facility. These restructuring-related costs were based upon formal plans approved by the Company’s management using the information available at the time.

Accounting for Impairments

        We review long-lived assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. If indicators of impairment are present, we evaluate the recoverability of the long-lived assets by estimating future undiscounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the long-lived asset. If this estimate of future undiscounted cash flows demonstrates that recoverability is not probable, an impairment loss would be calculated and recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. The estimate of the fair value and the future undiscounted cash flows of the underlying long-lived assets are based on significant judgment and assumptions.

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

        We assess the impairment of goodwill and indefinite lived intangibles on an annual basis (October 1 of each year), and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

11

        On an annual basis, or when we determine that the carrying value of goodwill and indefinite lived intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we compare the fair value of the reporting unit to its carrying value, including goodwill (step one of the required test). If the carrying value exceeds fair value, we would perform step two of the required test. Under step two, we would calculate the implied fair value of the goodwill for the reporting unit and compare it to the carrying value of the goodwill for the reporting unit. If the implied fair value of the goodwill is less than the carrying value of the goodwill, we would recognize in our Statement of Operations an impairment loss equal to such difference, not to exceed the carrying value.

Accounting for Income Taxes

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

            REVENUES. Total revenues increased to $59,710,000 in the three months ended March 31, 2003, up $2,267,000 or 4% from $57,443,000 in the three months ended March 31, 2002.

        License fee revenues decreased to $2,562,000 in the three months ended March 31, 2003, down $617,000 or 19% from $3,179,000 in the three months ended March 31, 2002. License fee revenues as a percentage of total revenues were 4% in the three months ended March 31, 2003, as compared to 6% in the three months ended March 31, 2002. This decrease was caused by both a decrease in the number of additional licenses purchased by existing customers as well as a decrease in licenses to new customers.

        Service revenues increased to $57,148,000 in the three months ended March 31, 2003, up $2,884,000 or 5% from $54,264,000 in the three months ended March 31, 2002. Service revenues as a percentage of total revenues were 96% in the three months ended March 31, 2003, compared to 94% in the three months ended March 31, 2002. The Company’s results reflected growth in our implementation services of approximately 44%, and international services of approximately 14%, which includes favorable foreign currency movements that accounted for approximately 2% of our overall growth. The increase in implementation revenue was primarily attributable to integration work for our largest customer and services generated from the acquisition of SAI. This increase was offset by a decrease in technical and support services of approximately 7% and in our low gross margin or reimbursable revenue of approximately 23%.

         COST OF REVENUES. Total cost of revenues decreased to $29,820,000 in the three months ended March 31, 2003, down $331,000 or 1% from $30,151,000 in the three months ended March 31, 2002.

        Cost of license fees increased to $1,079,000 in the three months ended March 31, 2003, up $155,000 or 17% from $924,000 in the three months ended March 31, 2002. Cost of license fees for the three months ended March 31, 2003 is comprised of the amortization of capitalized software development costs of $839,000 and third party-vendor license costs of $240,000. Cost of license fees for the same period in 2002 is comprised of the amortization of purchased software and capitalized software development costs of $648,000 and third party vendor license fees of $276,000. The increase in amortization of capitalized software development costs relates primarily to amortization of the assets obtained from the acquisition of SAI while third party vendor license costs remained relatively consistent year on year.

        Cost of services decreased to $28,741,000 in the three months ended March 31, 2003, down $486,000 or 2% from $29,227,000 in the three months ended March 31, 2002. This decrease was due primarily to a reduction in the amount of low gross margin or reimbursable revenue compared to the prior period. In addition, the Company incurred additional costs from the increase in headcount due to the acquisition of SAI in September 2002 which was partially offset by a reduction in the workforce in the third quarter 2002.

         GROSS MARGIN.Total gross margin for the three months ended March 31, 2003 was 50%, up from 48% for the three months ended March 31, 2002.

        Gross margin for license fees was 58% in the three months ended March 31, 2003, down from 71% for the three months ended March 31, 2002. The decrease in gross margin was primarily impacted by the decrease in license revenue on a relatively stable cost base.

        Gross margin for services was 50% in the three months ended March 31, 2003, up from 46% for the three months ended March 31, 2002. The increase in gross margin for services relates to a decrease in low gross margin or reimbursable revenue of $1,275,000 or 23% to approximately $4,200,000 for the three months ended March 31, 2003, compared to approximately $5,575,000 for the three months ended March 31, 2002. Excluding these low gross margin or reimbursable items, the gross margin for service would have been 53% and 51% for the three months ended March 31, 2003 and 2002, respectively. Also contributing to the improvement were the efficiencies gained from the Company’s cost reduction actions in the third quarter of 2002. The Company believes that segregating low gross margin or reimbursable revenue provides investors with useful information, on a comparative basis, on the impact of these particular service items on overall gross margin for services for the quarterly period.

         SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased to $20,239,000 in the three months ended March 31, 2003, up $739,000 or 4% from $19,500,000 in the three months ended March 31, 2002. As a percentage of revenues, SG&A expenses remained the same for both periods at 34%. The increase reflects the additional operating costs from the acquisition of SAI, higher employment costs and higher professional fees, partially offset by the impact of the Company’s cost reduction actions in the third quarter of 2002.

        RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses increased to $2,698,000 in the three months ended March 31, 2003, up $69,000 or 3% from $2,629,000 in the three months ended March 31, 2002. As a percentage of revenues, R&D expenses were consistent at 5% in the three month period ended March 31, 2003 and March 31, 2002.

         INTEREST INCOME. Interest income decreased to $243,000 in the three months ended March 31, 2003, down $61,000 or 20% from $304,000 in the three months ended March 31, 2002. Lower short-term interest rates versus last year adversely impacted interest income during the three months ended March 31, 2003.

        PROVISION FOR INCOME TAXES. The effective tax expense rate was 40% in the three months ended March 31, 2003 as compared to 36% for the three months ended March 31, 2002. In July 2002, the State of New Jersey enacted new tax legislation that adversely impacts the effective state tax rate of most companies operating in New Jersey. The effect of this legislation increased the Company’s effective tax rate from 36% to 40% for the 2002 tax year. This legislation was retroactive to January 1, 2002. At March 31, 2002, the legislation had not yet been enacted, therefore the effective tax rate for the three months ended March 31, 2002 was 36%.

LIQUIDITY AND CAPITAL RESOURCES

        We finance our operations primarily through cash generated by operations. Net cash provided by operating activities was $8,492,000 for the three months ended March 31, 2003, compared to $3,333,000 for the three months ended March 31, 2002. This increase in cash provided by operating activities was due primarily to decreases in accounts receivable and prepaid expenses, as well as increases in deferred revenue and net income during the three months ended March 31, 2003. The increase was partially offset by the payment of income taxes and accrued expenses during the three months ended March 31, 2003.

        Cash used in investing activities was $2,413,000 in the three months ended March 31, 2003, compared to $5,479,000 in the three months ended March 31, 2002. The decrease of $3,066,000 is primarily attributable to a significant number of purchases of property and equipment during the three months ended March 31, 2002 for two new facilities.

        Cash provided by financing activities was $1,141,000 in the three months ended March 31, 2003, compared to $514,000 in the three months ended March 31, 2002. The increase of $627,000 is attributable to an increase in stock option exercises during the three months ended March 31, 2003.

        At March 31, 2003, our working capital was approximately $94,298,000. Total cash and investments were 41% of total assets as of March 31, 2003, compared with 37% as of December 31, 2002. The Company’s days sales outstanding in accounts receivable was 62 days as of March 31, 2003, compared with 73 days as of December 31, 2002. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our currently projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, for the next twelve to eighteen months.

        We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise, and are successfully completed, may involve the use of cash or equity instruments. At this time we currently anticipate that we would be able to fund the potential acquisition of Synavant, as previously announced by the Company, through available funds and our line of credit. Actual cash requirements concerning this potential acquisition, however, are uncertain at this time.

Contractual Obligations and Commitments

        We maintain a $15.0 million revolving line of credit agreement with The Chase Manhattan Bank, N.A. The agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to $105,000,000, plus 50% of our net income earned after January 1, 2002 and 75% of the net proceeds to us of any stock offerings after September 30, 2001 (as defined in the agreement). This covenant effectively limits the amount of cash dividends we may pay. The credit facility expires on November 30, 2003. At March 31, 2003, there were no borrowings outstanding under the agreement and we were in compliance with all of our covenant obligations.

        As of March 31, 2003, we did not have any material commitments for capital expenditures. Our principal commitments at March 31, 2003 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

	Payments due by period
Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter
Capital Lease Obligations	784,000	494,000	258,000	32,000	-	-	-
Minimum Guarantees	1,378,000	937,000	441,000	-	-	-	-
Operating Leases	35,765,000	7,338,000	7,637,000	4,102,000	3,391,000	2,955,000	10,342,000
Total	37,927,000	8,769,000	8,336,000	4,134,000	3,391,000	2,955,000	10,342,000

As of March 31, 2003, letters of credit for approximately $475,000 were outstanding.

        The Company has an agreement with a venture capital fund with a commitment to contribute $1,000,000 to the fund, callable at the discretion of the general partner in $100,000 increments. As of March 31, 2003, $300,000 has been paid, with $700,000 of commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners.

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

        WE MAY FACE RISKS ASSOCIATED WITH ACQUISITIONS

        Our business could be materially and adversely affected as a result of the risks associated with acquisitions (including any potential acquisition of Synavant). As part of our business strategy, we have acquired, and in the future may acquire, businesses that offer complementary products, services or technologies. These acquisitions are accompanied by the risks commonly encountered in an acquisition of a business, including:

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

16

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

        On May 9, 2003, the Company announced that it had reached an agreement with Synavant whereby Dendrite would commence a cash tender offer of $2.83 per share for all issued and outstanding Synavant common stock which would be followed by a second step merger. At March 31, 2003, Synavant had approximately 15.24 million shares of common stock issued and outstanding and approximately 1.75 million shares of common stock issuable pursuant to stock options or represented by restricted stock units. Under the terms of the merger agreement, all Synavant shares not tendered would be converted in the merger into the right to receive $2.83 per share. The tender offer would be subject to shareholders representing a majority of Synavant’s outstanding common stock ownership tendering their shares, as well as other customary conditions. The Company also announced on May 9, 2003 that it had entered into a settlement agreement with Synavant wherein the Company agreed to suspend its pending lawsuit against Synavant and its directors in the Delaware Chancery Court. The lawsuit would be dismissed upon a successful completion of the tender offer.

        On May 14, 2003, Synavant announced that on May 13, 2003 it received a proposal from Cegedim to acquire all of Synavant’s outstanding common stock for $3.15 per share in cash. According to the announcement, the Synavant board of directors authorized its management and advisors to enter into discussions and negotiations with Cegedim regarding its proposal. Synavant’s announcement also stated that this authorization does not constitute approval or recommendation of Cegedim’s bid by Synavant’s board of directors nor has the Synavant board withheld, withdrawn, modified or changed its approval or its recommendation in favor of the transaction with Dendrite.

        There can be no assurance of the outcome of this matter or that a transaction with the Company will occur and there can be no assurance as to the actions Dendrite, Cegedim or Synavant may take in the future as to this matter.

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

        WE MAY FACE RISKS ASSOCIATED WITH EVENTS WHICH MAY AFFECT THE WORLD ECONOMY

        The terrorist attacks of September 11, 2001 and subsequent world events weakened the world economy. While we did not experience any material impact to our business during the time period immediately following September 11, 2001, we cannot assure you that the resulting impact which the terrorist attacks, threat of future terrorist activity or current U.S. military action in the Middle East, or threat of hostilities in the Middle East, Asia and other geographical areas had or may have on the U.S. and world economies will not adversely affect our business or the businesses of our customers.

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

        OUR BUSINESS DEPENDS ON PROPRIETARY TECHNOLOGY THAT WE MAY NOT BE ABLE TO PROTECT COMPLETELY

        We rely on a combination of trade secret, copyright and trademark laws, non-disclosure and other contractual agreements and technical measures to protect our proprietary technology. We cannot assure you that the steps we take will prevent misappropriation of this technology. Further, protective actions we have taken or will take in the future may not prevent competitors from developing products with features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. In response to a request by our customers, we have also on occasion entered into agreements which require us to place our source code in escrow to secure our service and maintenance obligations.

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

ITEM 4.   Controls and Procedures

        The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this Form 10-Q and have found the disclosure controls and procedures to be effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation, nor were any significant deficiencies or material weaknesses in the Company’s internal controls found.

PART II.   OTHER INFORMATION

ITEM 1.   Legal Proceedings

        See Note 12 to the Company’s Consolidated Financial Statements concerning the Company’s proposed acquisition of Synavant and the related litigation commenced by the Company.

ITEM 5.   Other Information

        See Note 12 to the Company’s Consolidated Financial Statements concerning the Company’s proposed acquisition of Synavant.

ITEM 6.  Exhibits and Reports on Form 8-K

     (i)       Exhibits

        99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company.

     (ii)        Reports on Form 8-K

(a)

The Company filed a Current Report on Form 8-K on March 26, 2003, pursuant to “Item 5. Other Events and Regulation FD Disclosure” relating to certain employment related agreements and a credit agreement amendment.

(b)	The Company filed a Current Report on Form 8-K on February 28, 2003, pursuant to “Item 5. Other Events and Regulation FD Disclosure” relating to the Company’s stock ownership incentive program.

19

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003

By: JOHN E. BAILYE —————————————— John E. Bailye, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By: KATHLEEN E. DONOVAN —————————————— Kathleen E. Donovan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

20

CERTIFICATIONS

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

          4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

JOHN E. BAILYE —————————————— John E. Bailye Chairman and Chief Executive Officer

21

I, Kathleen E. Donovan, certify that:

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

          4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.         The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

KATHLEEN E. DONOVAN —————————————— Kathleen E. Donovan Senior Vice President and Chief Financial Officer

22