Form 10-Q
period 2003-07-31
DENDRITE INTERNATIONAL INC
filed 2003-08-14
CIK 880321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[  X  ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date: at August 11, 2003 there were 40,419,646 shares of common stock outstanding.

DENDRITE INTERNATIONAL, INC. INDEX

PAGE NO

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

Consolidated Statements of Operations (unaudited) Three months and six months ended June 30, 2003 and 2002	3

Consolidated Balance Sheets June 30, 2003 (unaudited) and December 31, 2002	4

Consolidated Statements of Cash Flows (unaudited) Six months ended June 30, 2003 and 2002	5

Notes to Unaudited Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 6.	Exhibits and Reports on Form 8-K	24

Signatures	25

2

PART I.      FINANCIAL INFORMATION ITEM 1.      Financial Statements

DENDRITE INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
License fees	$ 2,752	$ 2,306	$ 5,315	$ 5,485
Services	66,776	55,306	123,923	109,570

	69,528	57,612	129,238	115,055

Cost of revenues:
Cost of license fees	1,204	1,007	2,283	2,251
Cost of services	33,578	27,748	62,318	56,656

	34,782	28,755	64,601	58,907

Gross margin:
License gross margin	1,548	1,299	3,032	3,234
Services gross margin	33,198	27,558	61,605	52,914

	34,746	28,857	64,637	56,148

Operating expenses:
Selling, general and administrative	20,983	19,488	41,222	38,987
Research and development	3,215	2,455	5,912	5,083

	24,198	21,943	47,134	44,070

Operating income	10,548	6,914	17,503	12,078
Interest income	312	288	554	592
Other income (expense)	25	(21)	34	38

Income before income taxes	10,885	7,181	18,091	12,708
Income tax expense	4,962	2,585	7,844	4,575

Net income	$ 5,923	$ 4,596	$ 10,247	$ 8,133

Net income per share:
Basic	$ 0.15	$ 0.12	$ 0.26	$ 0.20

Diluted	$ 0.14	$ 0.11	$ 0.25	$ 0.20

Shares used in computing net income per
share:
Basic	40,220	39,921	40,115	39,818

Diluted	41,101	40,321	40,704	40,269

The accompanying notes are an integral part of these statements. 3

DENDRITE INTERNATIONAL, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2003 (unaudited)	December 31, 2002

Assets
Current Assets:
Cash and cash equivalents	$ 23,189	$ 68,308
Short-term investments	--	1,295
Accounts receivable, net	69,740	39,853
Prepaid expenses and other current assets	7,628	4,962
Deferred taxes	12,808	3,380
Facility held for sale	6,900	6,900

Total current assets	120,265	124,698
Property and equipment, net	33,136	26,377
Other assets	2,914	1,713
Long-term receivable	3,157	6,314
Goodwill	68,504	12,353
Intangible assets, net	29,825	2,973
Purchased capitalized software, net	4,560	2,275
Capitalized software development costs, net	5,608	5,605
Deferred taxes	1,584	6,168

	$ 269,553	$ 188,476

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$ 14,116	$ 1,274
Income taxes payable	7,628	5,659
Capital lease obligations	1,166	615
Accrued compensation and benefits	15,039	5,055
Other accrued expenses	28,345	16,749
Purchase accounting restructuring accrual	15,107	1,188
Accrued restructuring charge	--	260
Deferred revenues	17,277	7,861

Total current liabilities	98,678	38,661

Capital lease obligations	789	275
Purchase accounting restructuring accrual	9,482	2,064
Other non-current liabilities	692	717
Stockholders' Equity
Preferred Stock, no par value, 15,000,000 shares
authorized, none issued	--	--
Common Stock, no par value, 150,000,000 shares authorized,
42,559,074 and 42,156,344 shares issued; 40,336,374 and
39,933,644 shares outstanding	95,819	93,037
Retained earnings	87,123	76,876
Deferred compensation	(39)	(76)
Accumulated other comprehensive loss	(2,115)	(2,202)
Less treasury stock, at cost	(20,876)	(20,876)

Total stockholders' equity	159,912	146,759

	$ 269,553	$ 188,476

The accompanying notes are an integral part of these statements. 4

DENDRITE INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS) (UNAUDITED)

	Six Months Ended June 30,

	2003	2002

Operating activities:
Net income	$ 10,247	$ 8,133
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	8,564	6,632
Amortization of deferred compensation, net of forfeitures	(54)	17
Deferred taxes	608	--
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	6,858	(2,929)
Increase in prepaid expenses and other	(671)	(290)
Increase in other assets	(262)	--
Decrease in prepaid income taxes	--	736
Decrease in accounts payable and accrued expenses	(16,100)	(4,923)
Increase in income taxes payable	58	--
Decrease in accrued restructuring charge	(260)	(1,504)
Decrease in deferred revenues	(1,130)	(2,158)
Increase in other non-current liabilities	68	95

Net cash provided by operating activities	7,926	3,809

Investing activities:
Purchases of short-term investments	--	(13,389)
Sales of short-term investments	1,294	6,383
Acquisition, net of cash acquired	(51,682)	--
Increase in other non-current assets	(50)	(600)
Purchases of property and equipment	(3,905)	(7,224)
Additions to capitalized software development costs	(1,382)	(1,161)

Net cash used in investing activities	(55,725)	(15,991)

Financing activities:
Borrowings from line of credit	5,000	--
Repayments of line of credit	(5,000)	--
Payments on capital lease obligations	(251)	--
Issuance of common stock	2,530	2,010

Net cash provided by financing activities	2,279	2,010

Effect of exchange rate changes on cash	401	199
Net decrease in cash and cash equivalents	(45,119)	(9,973)
Cash and cash equivalents, beginning of period	68,308	65,494

Cash and cash equivalents, end of period	$ 23,189	$ 55,521

The accompanying notes are an integral part of these statements. 5

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

        The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and six month periods ended June 30, 2003 and 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2002.

        Our interim operating results may not be indicative of operating results for the full year.

2. Net Income Per Share

        Basic net income per share was computed by dividing the net income for each period by the weighted average number of shares of common stock outstanding for each period. Diluted net income per share was computed by dividing net income for each period by the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding during each period. For the three and six months ended June 30, 2003 common stock equivalents used in computing diluted net income per share were 880,000 and 589,000 shares, respectively. For the three and six months ended June 30, 2002 common stock equivalents used in computing diluted net income per share were 400,000 and 451,000 shares, respectively.

3. Comprehensive Income

        Assets and liabilities of the Company’s wholly-owned international subsidiaries are translated at their respective period-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting foreign currency translation adjustments from assets and liabilities are included as “Accumulated other comprehensive loss” and are reflected as a separate component of stockholders’ equity. Total after-tax comprehensive income, which is calculated by adding the foreign currency translation adjustment to net income, for the three months ended June 30, 2003 was $6,139,000 compared to $4,874,000 for the three months ended June 30, 2002. Total after-tax comprehensive income for the six months ended June 30, 2003 was $10,334,000 compared to $8,207,000 for the six months ended June 30, 2002.

4. Reclassifications

        Certain prior period balances have been reclassified to conform with current year presentation.

5. Stock Based Compensation

        The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”. The Company applies Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted under the Company’s stock option plans (the “Plans”). Accordingly, compensation cost has been computed for the Plans based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company’s stock. As the exercise price of all stock options granted equaled the fair value of the Company’s stock at the date of option issuance, no compensation cost related to stock options has been recorded in the accompanying statements of operations. Had compensation cost for the Plans and the employee stock purchase plan been determined consistent with SFAS 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts:

	For the Three Months Ended		For the Six Months Ended

	2003	2002	2003	2002

Net income as reported	$ 5,923,000	$ 4,596,000	$ 10,247,000	$ 8,133,000

Add/(Deduct): Deferred compensation
amortization, net of forfeitures recognized
in accordance with APB 25, net of related	(2,000)	3,000	(32,000)	11,000
tax effects

Deduct: Total stock-based employee
compensation expense determined under the
fair value based method for all awards, net	(3,199,000)	(4,092,000)	(6,140,000)	(7,909,000)
of related tax effects

Pro forma net income	$ 2,722,000	$ 507,000	$ 4,075,000	$ 235,000

Earnings per share:
Basic - as reported	$ 0.15	$ 0.12	$ 0.26	$ 0.20
Basic - pro forma	$ 0.07	$ 0.01	$ 0.10	$ 0.01

Diluted - as reported	$ 0.14	$ 0.11	$ 0.25	$ 0.20
Diluted - pro forma	$ 0.07	$ 0.01	$ 0.10	$ 0.01

6

6. Restructuring Charge

The activity in accrued restructuring as of June 30, 2003 is summarized in the table below:

	Accrued Restructuring as of January 1, 2003	Cash Payments in 2003	Accrued Restructuring as of June 30, 2003

Termination payments to employees	$260,000	$260,000	-

	$260,000	$260,000	-

7. Acquisitions

        On September 19, 2002, the Company acquired Software Associates International (“SAI”), a privately-held company based in New Jersey. SAI provided software products and solutions that enhanced corporate level sales and marketing analysis for pharmaceutical companies. These solutions are complementary to the Company’s core suite of business products. The results of SAI’s operations have been included in the Consolidated Financial Statements since the acquisition date.

        The aggregate purchase price was approximately $16,739,000 which included: cash of approximately $15,092,000 (approximately $1,600,000 in escrow as of June 30, 2003); accrued professional service fees of approximately $410,000; and options to purchase Dendrite common stock valued at approximately $1,237,000. The fair value of the stock options was estimated using the Black-Scholes valuation model. The Company is in the process of finalizing a third-party valuation of certain intangible assets and its own evaluation of acquired facilities, and therefore, the purchase price allocation is preliminary and subject to adjustment.

        On June 16, 2003, the Company completed its acquisition of Synavant Inc. (“Synavant”). Synavant provided a broad range of knowledge-based services to biopharmaceutical and healthcare companies around the world. Its comprehensive global solutions included pharmaceutical Customer Relationship Management (CRM) and e-Business applications, interactive marketing, server and database management, dedicated local helpline support, training, telemarketing, sample management, and product recall services. Synavant was headquartered in Atlanta, Georgia and had offices in 21 countries. The combining of the resources of Synavant with Dendrite created a comprehensive information, software, and services company dedicated to the global pharmaceutical industry, and further enhanced Dendrite’s ability to provide market leading solutions to the sales, marketing and clinical functions of pharmaceutical and other life science companies. The results of Synavant’s operations have been included in the accompanying Consolidated Financial Statements since the date of acquisition.

        The Synavant acquisition was completed pursuant to an Agreement and Plan of Merger, dated as of May 9, 2003 and amended as of May 16, 2003 (as amended, the “Merger Agreement”) by and among Dendrite, Synavant, and Amgis Acquisition Co. (“Amgis”), a wholly-owned subsidiary of Dendrite. Amgis and Dendrite conducted an all cash tender offer followed by a second step merger, to acquire all of the outstanding shares of common stock of Synavant, at a price of $3.22 per share. The consideration paid in the acquisition was a result of a bidding process and arms-length negotiations between the executive officers and the boards of directors of Synavant and Dendrite.

        The aggregate purchase price was approximately $54,813,000 and included consideration paid for the common stock and approximately $3,128,000 of legal and professional fees incurred in connection with the transaction.

        A condensed balance sheet of Synavant, reflecting the amount assigned to each major asset and liability category as of June 16, 2003 is as follows (thousands):

Assets Acquired
Current assets
Cash	$ 1,042
Accounts receivable	30,138
Other current assets	2,861

Total current assets	34,041
Long-term assets
Property and equipment	8,876
Other assets	8,623
Intangibles	29,900
Goodwill	56,101

Total assets	137,541

Liabilities Assumed
Current liabilities
Restructuring reserve - current	$ 14,184
Deferred revenue	10,401
Other current liabilities	49,664

Total current liabilities	74,249
Long-term liabilities
Restructuring reserve - long-term	7,918
Other long-term liabilities	561

Total liabilities	82,728

Net assets acquired	$ 54,813

        In connection with the Synavant acquisition, the Company recorded $56,101,000 of goodwill and $29,900,000 of acquired intangible assets of which approximately $6,000,000 was assigned to Trademarks, which are not subject to amortization. The remaining $23,900,000 (approximately 11 year weighted average amortization period) has been assigned to the following intangible assets: non-compete agreements — $2,100,000 (3 year amortization); backlog — $4,500,000 (3 year amortization); purchased capitalized software — $2,600,000 (10 year amortization); and customer relationships — $14,700,000 (15 year amortization). The goodwill and intangible assets recorded for financial statement purposes are not deductible for tax purposes. The Company is in the process of finalizing a third party valuation of certain intangible assets, as well as its evaluation of acquired facilities and personnel for redundancy and, therefore, the purchase price allocation is preliminary and subject to adjustment.

Pro-forma results of operations of the Company as if the Synavant and SAI acquisitions had occurred as of January 1, 2002 for the three and six month periods ended June 30, 2003 are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2003 (A)	June 30, 2002	June 30, 2003 (B)	June 30, 2002

Revenue	$ 99,796,000	$ 106,089,000	$ 194,321,000	$ 213,378,000
Net income (loss)	$ (4,813,000)	$ 2,965,000	$ (7,869,000)	$ 4,227,000
Basic income (loss) per share	$ (0.12)	$ 0.07	$ (0.20)	$ 0.10
Diluted income (loss) per	$ (0.12)	$ 0.07	$ (0.19)	$ 0.10
share

(A) Net income (loss) includes approximately $500,000 of restructuring charges from Synavant as well as early termination fees related to Synavant’s lines of credit of approximately $800,000

(B) Net income (loss) includes approximately $1,300,000 of restructuring charges from Synavant as well as early termination fees related to Synavant’s lines of credit of approximately $1,850,000

8. Purchase Accounting Restructuring Accrual

        In connection with the acquisition of SAI, discussed in Note 7, the Company developed an exit plan to close SAI’s facility in Mt. Arlington, New Jersey and to relocate the operations to other Company facilities in New Jersey. The Company accrued as part of the acquisition costs the costs to terminate certain leases amounting to $3,252,000. The Company exited the facility during the first quarter of 2003. The activity related to the SAI purchase accounting restructuring accrual as of June 30, 2003 is summarized in the table below:

	Purchase accounting restructuring accrual as of January 1, 2003	Cash Payments in 2003	Purchase accounting restructuring accrual as of June 30, 2003

Lease termination costs	$3,252,000	$ 489,000	$2,763,000

	$3,252,000	$ 489,000	$2,763,000

        In connection with the acquisition of Synavant, discussed in Note 7, the Company plans to restructure the Synavant operations, to exit certain facilities of Synavant and to terminate the employment of certain Synavant employees in connection with the restructuring. The Company has accrued approximately $22,102,000 at June 16, 2003 for liabilities associated with the cost of completing the restructuring plan. The components of this accrued liability are as follows; severance costs for Synavant employees being involuntarily terminated as a result of the acquisition — approximately $13,042,000 and costs to exit facilities for Synavant facilities being vacated as a result of the acquisition — approximately $9,060,000.

        The liability accrued for expenses incurred in exiting certain facilities of Synavant includes assumptions related to sublease income offsetting future lease obligations. The underlying subleases are not in place for all facilities and the future placement of subleases including timing of subleases and terms and conditions of subleases could be different than the assumptions.

        The Company anticipates that the majority of the accrued restructuring balance relating to terminated employees will be utilized during 2004. The activity related to the Synavant purchase accounting restructuring accrual as of June 30, 2003 is summarized in the table below:

	Purchase accounting restructuring accrual as of June 16, 2003	Cash Payments in 2003	Purchase accounting restructuring accrual as of June 30, 2003

Termination payments to employees	$13,042,000	$ 266,000	$12,776,000
Facility exit costs	9,060,000	10,000	9,050,000

	$22,102,000	$ 276,000	$21,826,000

9

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

        The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

	As of June 30, 2003			As of December 31, 2002

	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

INTANGIBLE ASSETS SUBJECT TO
AMORTIZATION
Purchased capitalized software	$ 5,041,000	$ 481,000	$ 4,560,000	$ 2,441,000	$ 166,000	$ 2,275,000
Capitalized software
development costs	18,928,000	13,320,000	5,608,000	17,546,000	11,941,000	5,605,000
Customer relationship assets	15,893,000	438,000	15,455,000	1,193,000	132,000	1,061,000
Backlog	4,500,000	62,000	4,438,000	--	--	--
Non-compete covenants	3,344,000	144,000	3,200,000	1,217,000	37,000	1,180,000

Total	47,706,000	14,445,000	33,261,000	22,397,000	12,276,000	10,121,000
INTANGIBLE ASSETS NOT SUBJECT
TO AMORTIZATION
Goodwill	68,504,000	--	68,504,000	12,353,000	--	12,353,000
Trademarks	6,732,000	--	6,732,000	732,000	--	732,000

Total	75,236,000	--	75,236,000	13,085,000	--	13,085,000

Total goodwill and intangible
assets	$122,942,000	$14,445,000	$108,497,000	$35,482,000	$12,276,000	$23,206,000

The activity in the carrying amount of goodwill for the six month period ended June 30, 2003 is as follows:

	Balance as of January 1, 2003	Additions	Balance as of June 30, 2003

Goodwill	$12,353,000	$56,151,000	$68,504,000

10

Aggregate annual amortization expense for intangible assets is estimated to be:

Year ending December 31,
2003	$ 6,575,000
2004	7,369,000
2005	5,626,000
2006	2,924,000
2007	1,240,000
Thereafter	11,669,000

10. Line of Credit

        The Company entered into a credit agreement (the “Agreement”) as of June 16, 2003, in the amount of $30 million with JPMorgan Chase Bank as the agent. The Agreement replaces the $15 million credit facility, which was terminated. The Agreement is available to finance working capital needs and possible future acquisitions. The terms of this Agreement require the Company to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to $130 million, plus 50% of net income earned after April 1, 2003 and 75% of net proceeds of any offering of new equity interests issued after June 30, 2003. This covenant effectively limits the amount of any cash dividends. The Agreement expires on July 1, 2005. During the second quarter of 2003, the Company borrowed $5,000,000 from the line of credit under the Agreement, which was repaid prior to June 30, 2003. At June 30, 2003, there were no borrowings outstanding under the Agreement and the Company was in compliance with all of covenant obligations.

11. Customer and Geographic Segment Data

        For the three months ended June 30, 2003 and 2002, the Company derived approximately 44% of its revenues from its largest customer and approximately 46% of its revenues from its largest two customers, respectively. For the six months ended June 30, 2003 and 2002, the Company derived approximately 45% of its revenues from its largest customer, and approximately 55% of its revenues from its three largest customers, respectively.

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

	For the three months ended June 30,		For the six months ended June 30,

	2003	2002	2003	2002

Revenues:
United States	$52,249,000	$ 46,671,000	$ 99,845,000	$ 93,476,000
All Other	17,279,000	10,941,000	29,393,000	21,579,000

	$69,528,000	$ 57,612,000	$129,238,000	$115,055,000

Operating income:
United States	$ 7,949,000	$ 5,234,000	$ 12,555,000	$ 8,499,000
All Other	2,599,000	1,680,000	4,948,000	3,579,000

	$10,548,000	$ 6,914,000	$ 17,503,000	$ 12,078,000

	June 30, 2003	December 31, 2002

Identifiable assets:
United States	$195,451,000	$161,477,000
All Other	74,102,000	26,999,000

	$269,553,000	$188,476,000

        For segment reporting purposes, license revenues have been allocated to the sales office of the respective country in which the sale is made, although the actual contract is with the U.S. entity for legal and tax purposes.

12. Income Taxes

        In connection with the integration of the Synavant acquisition discussed in Note 7, the Company performed a reforecast of projected taxable income by jurisdiction and recognized a full valuation allowance on net operating loss carry forward for one of its foreign subsidiaries of approximately $608,000.

13. Recent Accounting Pronouncements

        In November 2002, the FASB issued EITF Issues 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses the accounting for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. This consensus is applicable to arrangements entered after June 15, 2003. The Company adopted EITF 00-21 on June 15, 2003, and it did not have a material impact on its consolidated financial statements.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

        This Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, future financial position and future plans and objectives of management. Those statements in this Form 10-Q containing the words “believes”, “anticipates”, “plans”, “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical and consumer packaged goods industries. All such forward-looking statements involve significant risks and uncertainties, including those risks identified in this Form 10-Q under “Factors That May Affect Future Operating Results”, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ materially from those indicated by the forward-looking statements included in this Form 10-Q, as more fully described under “Factors That May Affect Future Operating Results”. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results. In addition, our financial and performance outlook concerning future revenues, margins, earnings and earnings per share and other operating or performance results does not include the impact of any future acquisitions or future acquisition-related expenses or any future restructuring or other charges that may occur from time to time due to management decisions and changing business circumstances and conditions.

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

        Dendrite’s primary markets are the United States, the United Kingdom, France, Spain and Japan. We bill services provided by our foreign branches and subsidiaries in local currencies. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period. We generated approximately 19% of our total revenues outside the United States during each of the six months ended June 30, 2003 and 2002. Our operating profits by geographic segment are shown in Note 11 of the Notes to Unaudited Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

        Securities and Exchange Commission Financial Reporting Release 60 requires companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. A critical accounting policy is one that is both very important to the portrayal of a company’s financial position and results of operations, and requires management’s most difficult, subjective or complex judgments. The Company believes its critical accounting policies to be revenue recognition, accounting for restructuring, acquisitions, impairments and income taxes.

Revenue Recognition
        The area of revenue recognition requires the Company’s management to make significant judgments and estimates. AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition”, governs revenue recognition for arrangements that include software which is more than incidental to the arrangement. Under SOP 97-2, if a sale of software includes services that are essential to the functionality of the software, then the entire arrangement is to be accounted for using contract accounting as described in Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts”, and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The determination of whether or not services are essential to the functionality of the software can differ from arrangement to arrangement, and requires the use of significant judgment by management. Factors used in determining whether or not services are essential to the functionality may include: whether or not physical changes are being made to the software’s underlying source code; the complexity of software configuration services; the level of effort required to build interfaces; the overall relationship of the service fees to the license fees; the length of time expected to complete the services and whether or not the services can be obtained by a customer from their internal resources or another third-party vendor. If services are not considered to be essential to the software, SOP 97-2 generally allows companies to recognize revenue for software licenses upon delivery of the licenses, prior to configuration or implementation services, provided that the other requirements of the SOP are met. In management’s judgment, the Company’s configuration and implementation services generally are essential to the functionality of its software. Therefore, the Company typically recognizes revenues using the percentage-of-completion method as detailed in SOP 81-1.

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

Accounting for Restructuring
        During 2001, the Company recognized costs in connection with a restructuring plan, which involved a reduction in size of the Company’s work force, downsizing of certain facilities and relocation of certain activities. During 2002, in connection with the purchase accounting related to the acquisition of SAI, the Company established an accrual related to costs in connection with exiting SAI’s facility. During 2003, in connection with the purchase accounting related to the acquisition of Synavant, the Company established an accrual related to costs in connection with exiting multiple Synavant facilities as well as a reduction in the size of the work force.

Accounting for Acquisitions
        The purchase combinations carried out by us require management to estimate the fair value of the assets acquired and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. We also utilize appraisal reports issued by independent appraisers. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required.

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

RECENT DEVELOPMENTS

        On June 16, 2003, the Company completed its acquisition of Synavant. Synavant provided a broad range of knowledge-based services to biopharmaceutical and healthcare companies around the world. Its comprehensive global solutions included pharmaceutical Customer Relationship Management (CRM) and e-Business applications, interactive marketing, server and database management, dedicated local helpline support, training, telemarketing, sample management, and product recall services. Synavant was headquartered in Atlanta, Georgia, USA and had offices in 21 countries. The combining of the resources of Synavant with Dendrite created a comprehensive information, software, and services company dedicated to the global pharmaceutical industry, and further enhanced Dendrite’s ability to provide market leading solutions to the sales, marketing and clinical functions of pharmaceutical and other life science companies. The results of Synavant’s operations have been included in the accompanying Consolidated Financial Statements since the date of acquisition.

        The acquisition was completed pursuant to an Agreement and Plan of Merger, dated as of May 9, 2003 and amended as of May 16, 2003 (as amended, the “Merger Agreement”) by and among Dendrite, Synavant, and Amgis Acquisition Co. (“Amgis”), a wholly-owned subsidiary of Dendrite. Amgis and Dendrite conducted an all cash tender offer followed by a second step merger to acquire all of the outstanding shares of common stock of Synavant, at a price of $3.22 per share. The consideration paid in the acquisition was a result of a bidding process and arms-length negotiations between the executive officers and the boards of directors of Synavant and Dendrite.

        The aggregate purchase price was approximately $54,813,000 and included consideration paid for the common stock and approximately $3,128,000 of legal and professional fees incurred in connection with the transaction. The Company is in the process of finalizing a third party valuation of certain intangible assets, its evaluation of acquired facilities and personnel for redundancy and, therefore, the purchase price allocation is preliminary and subject to adjustment.

        In connection with the acquisition of Synavant the Company plans to restructure the Synavant operations, to exit certain facilities of Synavant and to terminate the employment of certain Synavant employees in connection with the restructuring. The Company has accrued approximately $22,102,000 at June 16, 2003 for liabilities associated with the cost of completing the restructuring plan. The components of this accrued liability are as follows; severance costs for Synavant employees being involuntarily terminated as a result of the acquisition — approximately $13,042,000 and costs to exit facilities for Synavant facilities being vacated as a result of the acquisition — approximately $9,060,000.

        The liability accrued for expenses incurred in exiting certain facilities of Synavant includes assumptions related to sublease income offsetting future lease obligations. The underlying subleases are not in place for all facilities and the future placement of subleases including timing of subleases and terms and conditions of subleases could be different than the assumptions.

RESULTS OF OPERATIONS

        In the following discussion of the Company’s results of operations includes the results of Synavant for the period from the June 16, 2003 acquisition date. The following discussion of our results of operations also, where indicated, segregates the results of Synavant. The discussion also reconciles the segregated Synavant results to total Company results. The Company believes that segregating Synavant’s results from the date of acquisition provides investors with useful information, on a comparative basis, on the impact of Synavant on overall Company operations for the three and six months ended June 30, 2003.

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

            REVENUES. Total revenues increased to $69,528,000 in the three months ended June 30, 2003, up $11,916,000 or 21% from $57,612,000 in the three months ended June 30, 2002. Total revenues for the three months ended June 30, 2003 includes $7,426,000 of revenues recognized from Synavant subsequent to the Company’s acquisition. Due to the timing of several large deals within the quarter, Synavant performed a substantial amount of services during the last two weeks of the quarter which caused a higher than expected amount of revenue to be recognized. Excluding the revenue recognized from Synavant, revenues increased by $4,490,000, or 8%, in the three months ended June 30, 2003 over the prior year period.

        License fee revenues increased to $2,752,000 in the three months ended June 30, 2003, up $446,000 or 19% from $2,306,000 in the three months ended June 30, 2002. License fee revenues as a percentage of total revenues were 4% in the three months ended June 30, 2003 and June 30, 2002. License fee revenues for the three months ended June 30, 2003 includes $86,000 of revenues recognized from Synavant subsequent to the Company’s acquisition. Excluding the results of Synavant, license fee revenues increased $360,000, or 16% in the three months ended June 30, 2003 over the prior year period. The increase in license revenues was driven by additional users in our Japanese market.

        Service revenues increased to $66,776,000 in the three months ended June 30, 2003, up $11,470,000 or 21% from $55,306,000 in the three months ended June 30, 2002. Service revenues for the three months ended June 30, 2003 includes $7,340,000 of revenue recognized from Synavant subsequent to the Company’s acquisition. Excluding the results of Synavant, service revenues increased $4,130,000, or 7%, in the three months ended June 30, 2003 over the prior year period. This increase is a result of approximately 20% growth in our technical services revenue, approximately 19% increase in our international services, and growth in consulting and data businesses of more than 100%. This increase was offset by a decrease in our low gross margin or reimbursable revenue of approximately $2,464,000 to $1,025,000 for the three months ended June 30, 2003 from $3,489,000 in the three months ended June 30, 2002.

         COST OF REVENUES. Total cost of revenues increased to $34,782,000 in the three months ended June 30, 2003, up $6,027,000 or 21% from $28,755,000 in the three months ended June 30, 2002. Total cost of revenues in the three months ended June 30, 2003 includes $4,858,000 of costs recognized from Synavant subsequent to the acquisition. Excluding the results of Synavant, cost of revenues increased $1,169,000, or 4% for three months ended June 30, 2003 over the prior year period.

        Cost of license fees increased to $1,204,000 in the three months ended June 30, 2003, up $197,000 or 20% from $1,007,000 in the three months ended June 30, 2002. Cost of license fees for the three months ended June 30, 2003 is comprised of the amortization of capitalized and purchased software costs of $850,000 and third party-vendor license fees of $354,000. Cost of license fees for the same period in 2002 is comprised of the amortization of capitalized and purchased software costs of $648,000 and third party vendor license fees of $359,000. The increase in amortization of capitalized and purchased software costs relates primarily to amortization of the assets obtained from the acquisitions of SAI while third party vendor license fees remained relatively constant.

        Cost of services increased to $33,578,000 in the three months ended June 30, 2003, up $5,830,000 or 21% from $27,748,000 in the three months ended June 30, 2002. This increase was due primarily to a $4,858,000 incremental increase in cost of services related to the Synavant acquisition. Excluding the results of Synavant, cost of services for the period increased $972,000 or 4% over the prior year period. This increase is due to the additional costs from the increase in headcount due to the acquisition of SAI in September 2002 as well as additional outside consultants related to the integration work for our largest customer. These increases were offset by a decrease in low-gross margin or reimbursable revenue.

         GROSS MARGIN. Total gross margin for the three months ended June 30, 2003 and June 30, 2002 was 50%. Excluding the impact of Synavant, as discussed above, total gross margin for the three months ended June 30, 2003 was 52%.

        Gross margin for license fees was 56% in the three months ended June 30, 2003 and June 30, 2002. Excluding the result of Synavant, discussed above, gross margin for license fees was 55% for the three months ended June 30, 2003. The gross margin decreased slightly due primarily to an increase in amortization of capitalized and purchased software costs offset by the increase in license fee revenues.

        Gross margin for services was 50% in the three months ended June 30, 2003 and June 30, 2002. Excluding the results of Synavant discussed above, gross margin for the three months ended June 30, 2003 was 52%. The gross margin increased due to approximately 20% growth in our technical services revenue, approximately 19% growth in our international services and a decrease in the low gross margin or reimbursable revenue, offset by increase in employment costs related to the increase in headcount from the SAI acquisition as well as additional outside consultants related to the integration work for our largest customer.

         SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased to $20,983,000 in the three months ended June 30, 2003, up $1,495,000 or 8% from $19,488,000 in the three months ended June 30, 2002. This increase in expense primarily reflects a $1,246,000 increase in SG&A expenses related to the acquisition of Synavant. Excluding the results of Synavant, SG&A expenses decreased to $19,351,000 or 31% of revenues for the three months ended June 30, 2003, as compared to 34% of revenues for the three months ended June 30, 2002. Improvement in SG&A as a percentage of revenues primarily reflects the positive operating leverage attained through the Company’s acquisition of SAI, as well as the positive impact of the Company’s cost reduction actions in the third quarter of 2002 offset by an increase of amortization expense related to definite lived assets from acquisitions.

        RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses increased to $3,215,000 in the three months ended June 30, 2003, up $760,000 or 31% from $2,455,000 in the three months ended June 30, 2002. As a percentage of revenues, R&D expenses slightly increased to 5% in the three month period ended June 30, 2003 compared to 4% for the three months ended June 30, 2002. R&D expenses for the three months ended June 30, 2003 includes $198,000 of costs recognized from Synavant subsequent to the acquisition. Excluding the results of Synavant, R&D expenses increased $562,000 or 23% for the three months ended June 30, 2003. This increase relates to higher employment costs due to an increase in headcount from the acquisition of SAI.

        PROVISION FOR INCOME TAXES. The effective tax expense rate was 46% in the three months ended June 30, 2003 as compared to 36% for the three months ended June 30, 2002. In connection with the Synavant integration, the Company performed a reforecast of projected taxable income by jurisdiction and recognized a full valuation allowance on net operating loss carryforward for one of its foreign subsidiaries of approximately $608,000 which increased the effective tax expense rate by 6%. Prior to the acquisition of Synavant, the Company’s forecasted effective tax expense rate for the three months ended June 30, 2003 was 40%. In July 2002, the State of New Jersey enacted new tax legislation that adversely impacted the effective state tax rate of most companies operating in New Jersey. At June 30, 2002, the legislation had not yet been enacted and the effective tax rate originally reported for the three months ended June 30, 2002 was 36%.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

             REVENUES. Total revenues increased to $129,238,000 in the six months ended June 30, 2003, up $14,183,000 or 12% from $115,055,000 in the six months ended June 30, 2002. Total revenues for the six months ended June 30, 2003 includes $7,426,000 of revenue recognized from Synavant subsequent to the Company’s acquisition. Due to the timing of several large deals within the quarter, Synavant performed a substantial amount of services during the last two weeks of the quarter which caused a higher than expected amount of revenue to be recognized. Excluding the revenue recognized from Synavant, revenues increase $6,757,000 or 6% for the six months ended June 30, 2003 over the prior year period.

        License fee revenues decreased $170,000 or 3% to $5,315,000 in the six months ended June 30, 2003 from $5,485,000 in the six months ended June 30, 2002. License fee revenues as a percentage of total revenues were 4% in the six months ended June 30, 2003, as compared to 5% in the six months ended June 30, 2002. License fee revenues for the six months ended June 30, 2003 includes $86,000 of revenues recognized from Synavant subsequent to the Company’s acquisition. Excluding the results of Synavant, license fee revenues decreased $256,000 or 5% in the six months ended June 30, 2003 over the prior year period. License fees are, by nature, non-recurring items. The majority of license fees recognized during the six months ended June 30, 2003 related to licenses being recognized using the percentage-of-completion method as services were performed.

        Service revenues increased to $123,923,000 in the six months ended June 30, 2003, up $14,353,000 or 13% from $109,570,000 in the six months ended June 30, 2002. Service revenues as a percentage of total revenues were 96% in the six months ended June 30, 2003, compared to 95% in the six months ended June 30, 2002. Service revenues for the six months ended June 30, 2003 includes $7,340,000 of revenue recognized from Synavant subsequent to the acquisition. Excluding the results of Synavant, service revenues increased $7,013,000 or 6% compared to the same period for the prior year. The relative increase in service revenues reflects growth of approximately 20% in implementation revenue related to the integration work for our largest customer, growth of approximately 5% in our technical services as well as growth of more than 100% in our data business partially offset by decreases in low gross margin or reimbursable revenue. In addition, favorable foreign currency movements accounted for 2% of the period-on-period growth.

         COST OF REVENUES. Total cost of revenues increased to $64,601,000 in the six months ended June 30, 2003, an increase of $5,694,000 or 10% from $58,907,000 in the six months ended June 30, 2002. Total cost of revenues in the six months ended June 30, 2003 includes $4,858,000 of costs recognized from Synavant subsequent to the acquisition. Excluding the results of Synavant, cost of revenues increased $836,000 or 1% compared to the same period for the prior year.

        Cost of license fees increased to $2,283,000 in the six months ended June 30, 2003, an increase of $32,000 or 1% from $2,251,000 in the six months ended June 30, 2002. Cost of license fees for the six months ended June 30, 2003 is comprised of the amortization of capitalized and purchased software costs of $1,688,000 and third party vendor license fees of $595,000. Cost of license fees for the same period in 2002 is comprised of the amortization of capitalized and purchased software costs of $1,297,000 and third party vendor license fees of $954,000. The increase in amortization of capitalized and purchased software costs relates primarily to amortization of the assets obtained from the acquisition of SAI, which occurred in September 2002.

        Cost of services increased to $62,318,000 in the six months ended June 30, 2003, up $5,662,000 or 10% from $56,656,000 in the six months ended June 30, 2002. This increase was due primarily to the $4,858,000 incremental increase in cost of services related to Synavant’s operations. Excluding the results of Synavant, cost of services increased $804,000 or 1% in the six months ended June 30, 2003 compared to the prior year period. This increase is due to the additional costs from the increase in headcount due to the acquisition of SAI in September 2002 as well as additional outside consultants related to the integration work for our largest customer. These increases were offset by a decrease in low-gross margin or reimbursable revenue.

         GROSS MARGIN. Total gross margin for the six months ended June 30, 2003 was 50%, up from 49% for the six months ended June 30, 2002. For the reasons described above, the Synavant acquisition negatively impacted gross margin for the six months ended June 30, 2003 by 1%. Excluding the results of Synavant, total gross margin was 51% for the six months ended June 30, 2003.

        Gross margin for license fees was 57% in the six months ended June 30, 2003, down from 59% for the six months ended June 30, 2002. The decrease in gross margin was primarily impacted by decreasing license fee revenue as well as an increase in amortization of capitalized and purchased software costs which relates primarily to amortization of the assets obtained from the acquisition of SAI, which occurred in September 2002.

        Gross margin for services was 50% in the six months ended June 30, 2003, up from 48%. The Synavant acquisition negatively impacted gross margin for services for the six months ended June 30, 2003 by 1%. Excluding the impact of Synavant, gross margin for services was 51% in the six months ended June 30, 2003. This increase is driven by a decrease in the amount of low gross margin or reimbursable revenue, increase in implementation revenues of approximately 20% related to the integration work for our largest customer, increase in technical service revenues of approximately 5% as well as growth of more than 100% in our data business partially offset by additional costs from the increase in headcount due to the acquisition of SAI in September 2002 as well as additional outside consultants related to the integration work for our largest customer. Also contributing to margin improvement were the efficiencies gained from the Company’s cost reduction actions in the third quarter of 2002.

         SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased to $41,222,000 in the six months ended June 30, 2003, up $2,235,000 or 6% from $38,987,000 in the six months ended June 30, 2002. As a percentage of revenues, SG&A expenses decreased to 32% of revenues in the six months ended June 30, 2003, as compared with 34% of revenues in the six months ended June 30, 2002. The increase in SG&A reflects a $1,246,000 increase related to the acquisition of Synavant. Excluding the results of Synavant, SG&A increased $989,000 or 3%. This increase reflects the additional operating costs from the acquisition of SAI, higher employment costs, higher professional fees and amortization expense related to definite lived assets from acquisitions, partially offset by the impact of the Company’s cost reduction actions in the third quarter of 2002.

        RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses increased to $5,912,000 in the six months ended June 30, 2003, up $829,000 or 16% from $5,083,000 in the six months ended June 30, 2002. As a percentage of revenues, R&D expenses increased slightly to 5% in the six months ended June 30, 2003, up from 4% in the six months ended 2002. R&D expenses for the six months ended June 30, 2003 includes $198,000 of costs recognized from Synavant subsequent to the acquisition. Excluding the results of Synavant, R&D expenses increased $631,000 or 12% for the six months ended June 30, 2003. This increase relates to higher employment costs due to an increase in headcount from the acquisition of SAI.

        PROVISION FOR INCOME TAXES. The effective tax expense recorded in six months ended June 30, 2003 was 43% as compared with 36% in the six months ended June 30, 2002. In connection with the Synavant integration, the Company performed a reforecast of projected taxable income by jurisdiction and recognized a full valuation allowance on net operating loss carryforward for one of its foreign subsidiaries of approximately $608,000, which increased the effective tax expense rate by 3%. Prior to the acquisition of Synavant, the Company’s forecasted effective tax expense rate for the six months ended June 30, 2003 was 40%. In July 2002, the State of New Jersey enacted new tax legislation that adversely impacted the effective state tax rate of most companies operating in New Jersey.

LIQUIDITY AND CAPITAL RESOURCES

        We finance our operations primarily through cash generated by operations. Net cash provided by operating activities was $7,926,000 for the six months ended June 30, 2003, compared to $3,809,000 for the six months ended June 30, 2002. This increase in cash provided by operating activities was due primarily to increases in net income and cash collections from accounts receivable and a decrease in the amount of accrued restructuring payments offset by an increase in the amount of accrued expenses paid compared to the prior year period. The increase in accrued expenses paid related primarily to the payment of approximately $16 million of Synavant liabilities as of the acquisition date.

        Cash used in investing activities was $55,725,000 in the six months ended June 30, 2003, compared to $15,991,000 in the six months ended June 30, 2002. The increase of $39,734,000 is attributable to the acquisition of Synavant offset by lower purchases of property and equipment as well as no purchases of short term investments during the six months ended June 30, 2003 compared to the prior year period.

        Cash provided by financing activities was $2,279,000 in the six months ended June 30, 2003, compared to $2,010,000 in the six months ended June 30, 2002. The increase of $269,000 is attributable to an increase in stock option exercises during the six months ended June 30, 2003. Due to the timing of the disbursement of cash for the acquisition, the Company borrowed $5,000,000 from its line of credit, which was paid back from accounts receivable collections prior to June 30, 2003.

        At June 30, 2003, working capital was approximately $21,587,000. Total cash and investments were 9% of total assets as of June 30, 2003, compared with 37% as of December 31, 2002. The Company’s days sales outstanding in accounts receivable was 94 days as of June 30, 2003 compared with 73 days as of December 31, 2002. Excluding the impact of Synavant, the Company’s days sales outstanding as of June 31, 2003 was 61 days. We believe that available funds, anticipated cash flows from operations and our line of credit will satisfy our currently projected working capital and capital expenditure requirements, exclusive of cash required for possible acquisitions of businesses, products and technologies, for the next twelve to eighteen months.

        The Company regularly evaluates opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise and are successfully completed, may involve the use of cash or equity instruments.

Contractual Obligations and Commitments

        The Company entered into a credit agreement as of June 16, 2003, in the amount of $30 million with JPMorgan Chase Bank as the agent. The credit agreement replaces the $15 million credit facility, which has been terminated. The credit agreement is available to finance working capital needs and possible future acquisitions. The terms of this agreement require us to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to $130 million, plus 50% of net income earned after April 1, 2003 and 75% of net proceeds of any offering of new equity interests issued after June 30, 2003. This covenant effectively limits the amount of any cash dividends. The credit facility expires on July 1, 2005. At June 30, 2003, there were no borrowings outstanding under the agreement and the Company was in compliance with all of its covenant obligations.

        As of June 30, 2003, the Company did not have any material commitments for capital expenditures. Our principal commitments at June 30, 2003 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

	Payments due by period

Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter

Capital Lease Obligations	$ 1,954,000	$ 809,000	$ 986,000	$ 159,000	--	--	--

Minimum Guarantees	1,066,000	625,000	441,000	--	--	--	--

Operating Leases	$84,668,000	$ 9,475,000	15,560,000	11,062,000	$9,604,000	$7,880,000	$31,087,000

Total	$87,688,000	$10,909,000	$16,987,000	$11,221,000	$ 9,604,00	$7,880,000	$31,087,000

As of June 30, 2003, letters of credit for approximately $996,000 were outstanding.

        The Company has an agreement with a venture capital fund with a commitment to contribute $1,000,000 to the fund, callable at the discretion of the general partner in $100,000 increments. As of June 30, 2003, $400,000 has been paid, with $600,000 of commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     OUR BUSINESS IS HEAVILY DEPENDENT ON THE PHARMACEUTICAL INDUSTRY

        Most of our customer relationship management (CRM), sales force effectiveness (SFE) and data products and services are currently used in connection with the marketing and sale of prescription-only drugs. This market is undergoing a number of significant changes. These include:

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

18

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

     OUR LENGTHY SALES AND IMPLEMENTATION CYCLES MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY REVENUES

        The selection of a CRM or SFE solution generally entails an extended decision-making process by our customers because of the strategic implications and substantial costs associated with a customer’s license or implementation of the solution. Given the importance of the decision, senior levels of management of our customers are often involved in the process and, in some instances, its board of directors may also be involved. As a result, the decision-making process typically takes nine to eighteen months, and in certain cases longer. Accordingly, we cannot fully control or predict the timing of our execution of contracts with customers.

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

        Further, our software products are technologically complex and may contain previously undetected errors or failures. We cannot assure you that, despite our testing, our new products will be free from significant errors. Software errors could cause delays in the commercial release of products until the errors have been corrected. Software errors may cause us to be in breach of our agreements with customers, which could result in termination of the agreements and monetary damages. Software errors may cause damage to our reputation and cause us to commit significant resources to their correction. Errors that result in termination of agreements, monetary damages, losses or delays could have a material adverse effect on our business, operating results or financial condition.

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

        We believe our ability to compete depends on many factors, some of which are beyond our control, including:

•	the number and success of new market entrants supplying competing CRM and SFE products or support services;

•	expansion of product lines by, or consolidation among, our existing competitors; and

•	development and/or operation of in-house CRM and SFE software products or services by our customers and potential customers.

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

20

     WE MAY FACE RISKS ASSOCIATED WITH OUR ACQUISITIONS

        Our business may be materially and adversely affected as a result of the risks associated with our acquisitions including our recent acquisitions of Synavant and SAI. As part of our business strategy, in the future we may also acquire businesses that offer complementary products, services or technologies. These acquisitions are accompanied by substantial risks, including:

•	the effect of the acquisitions on our financial and strategic position;

•	our inability to successfully integrate the acquired business as we had originally expected;

•	the failure of an acquired business to further our strategies;

•	our inability to achieve the expected cost and business synergies;

•	the difficulty of integrating the acquired business;

•	the diversion of our management's attention from other business concerns;

•	the impairment of relationships with customers of the acquired business;

•	unexpected problems, liabilities, risks or costs associated with the acquired business;

•	the potential loss of key employees of the acquired company; and

•	the maintenance of uniform, company-wide standards, procedures and policies.

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

        We are currently integrating the Synavant business with our other operations. While we have had success integrating acquired entities into our operations in the past, we cannot guarantee that we will successfully integrate this new business into our operations.

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

     WE MAY FACE RISKS ASSOCIATED WITH EVENTS WHICH MAY AFFECT THE WORLD ECONOMY

        The terrorist attacks of September 11, 2001 and subsequent world events weakened the world economy. While we did not experience any material impact to our business during the time period immediately following September 11, 2001, we cannot assure you that the resulting impact which the terrorist attacks, threat of future terrorist activity, current U.S. military action in the Middle East and elsewhere, or hostilities in the Middle East, Asia and other geographical areas, had or may have on the U.S. and world economies will not adversely affect our business or the businesses of our customers.

     CATASTROPHIC EVENTS COULD NEGATIVELY AFFECT OUR INFORMATION TECHNOLOGY INFRASTRUCTURE

        The efficient operation of our business, and ultimately our operating performance, depends on the uninterrupted use of our critical business and information technology systems. Many of these systems require the use of specialized hardware and other equipment that is not readily available. Although we maintain these systems at more than one location, a natural disaster, a fire or other catastrophic event at any of these locations could result in the destruction of these systems. In such an event, the replacement of these systems and restoration of archived data and normal operation of our business could take several days to several weeks, or more. During the intervening period when our critical business and information technology systems are fully or partially inoperable, our ability to conduct normal business operations could be significantly and adversely impacted and as a result our business, operating results and financial conditions could be adversely affected.

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

     IF OUR THIRD PARTY VENDORS ARE UNABLE TO SUCCESSFULLY RESPOND TO TECHNOLOGICAL CHANGE OR IF WE DO NOT MAINTAIN OUR RELATIONSHIPS WITH THIRD PARTY VENDORS, INTERRUPTIONS IN THE SUPPLY OF OUR PRODUCTS MAY RESULT

        Some of our software is provided by third party vendors. If our third party vendors are unable to successfully respond to technological change or if our relationships with certain third party vendors are terminated, we may experience difficulty in replacing the functionality provided by the third party software currently offered with our products. Although we believe there are other sources for all of our third party software, any significant interruption in the supply of these products could adversely impact our sales unless and until we can secure another source. The absence of or any significant delay in the replacement of functionality provided by third party software in our products could materially and adversely affect our sales.

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

     GOVERNMENTAL REGULATION MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S ABILITY TO DISTRIBUTE CONTROLLED SUBSTANCES THROUGH THE MAIL

        Through the interactive marketing business we acquired in the Synavant acquisition, we currently distribute controlled substances to doctors’ offices through the mail as part of certain interactive marketing programs provided on behalf of pharmaceutical manufacturers.  It is important to the business that this practice of distributing prescription-only drugs continues. Future legislation may restrict our ability to provide these types of services.  If any such legislation is enacted, it could have a material and adverse effect on our business, operating results and financial condition.

     DIFFICULTIES IN SUBLEASING, SELLING OR OTHERWISE DISPOSING OF CERTAIN OF OUR FACILITIES MAY NEGATIVELY IMPACT UPON OUR EARNINGS

        We are currently marketing our Piscataway, New Jersey facility. We also expect to sublease all or a portion of certain other facilities, including facilities acquired as part of the Synavant acquisition. If the recent real estate downturn continues, it could negatively impact upon our ability to effectively market these facilities. An inability to successfully dispose or sublet, as applicable, any of these facilities or to obtain favorable pricing or sublease terms could negatively impact our earnings.

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

     OUR COMMON STOCK MAY BE SUBJECT TO PRICE FLUCTUATIONS

        The market price of our common stock may be significantly affected by the following factors:

•	the announcement or the introduction of new products by us or our competitors;

•	quarter-to-quarter variations in our operating results or changes in revenue or earnings estimates or failure to meet or exceed revenue or earnings estimates;

•	market conditions in the technology, healthcare and other growth sectors;

•	general consolidation in the healthcare information industry which may result in the market perceiving us or other comparable companies as potential acquisition targets; and

•	future acquisitions.

        Further, the stock market has experienced on occasion extreme price and volume fluctuations. The market prices of the equity securities of many technology companies have been especially volatile and often have been unrelated to the operating performance of such companies. These broad market fluctuations may have a material adverse effect on the market price of our common stock.

ITEM 4.      Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 20, 2003. The following was considered and voted upon at the Annual Meeting:

Election of Directors. The following directors were nominated for election to the Board of Directors until the next Annual Meeting or until their successors are duly chosen and qualified: John E. Bailye, John A. Fazio, Bernard M. Goldsmith, Edward J. Kfoury, Paul A. Margolis, John H. Martinson, Terence H. Osborne and Patrick J. Zenner. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
John E. Bailye	36,747,708	1,156,069
John A. Fazio	37,510,475	393,302
Bernard M. Goldsmith	36,379,374	1,524,403
Edward J. Kfoury	36,580,137	1,323,640
Paul A. Margolis	37,510,550	393,227
John H. Martinson	37,510,250	393,527
Terence H. Osborne	34,704,128	3,199,649
Patrick J. Zenner	37,498,400	405,377

Based on these voting results, each of the directors nominated was elected. ITEM 6. Exhibits and Reports on Form 8-K (i) Exhibits

10.39	Distribution Agreement between IMS Health Incorporated and Synavant Inc. dated as of August 31, 2000.

10.40	Amendment to Distribution Agreement between IMS Health Incorporated and Synavant Inc. dated as of June 16, 2003.

10.41	Restated Xponent Data License Agreement between IMS Health Incorporated and Synavant Inc. dated as of April 26, 2001.

10.42	Amendment to Restated Xponent Data License Agreement between IMS Health Incorporated, Synavant Inc. and Dendrite International, Inc. dated as of June 16, 2003.

10.43	Synavant Inc. 2000 Savings Equalization Plan.

10.44	Cross License between IMS Health Incorporated and Synavant Inc. dated as of August 31, 2000.

31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company.

     (ii)        Reports on Form 8-K

(a)

The Company filed a Current Report on Form 8-K on July 1, 2003, pursuant to “Item 2. Acquisition or Disposition of Assets” and “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” relating to its acquisition of Synavant Inc.

(b)

The Company filed a Current Report on Form 8-K on June 20, 2003, pursuant to “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” relating to a credit agreement by and among the Company, certain lenders and JPMorgan Chase Bank.

(c)

The Company filed a Current Report on Form 8-K on May 20, 2003, pursuant to “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” relating to an amendment to the Agreement and Plan of Merger by and among the Company, Synavant Inc. and Amgis Acquisition Co. and a promissory note by and between the Company and Synavant Inc.

(d)

The Company filed a Current Report on Form 8-K on May 19, 2003, pursuant to “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” relating to an amendment to the Agreement and Plan of Merger by and among the Company, Synavant Inc. and Amgis Acquisition Co.

(e)

The Company filed a Current Report on Form 8-K on May 12, 2003, pursuant to “Item 5. Other Events and Regulation FD Disclosure” and “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” relating to the Agreement and Plan of Merger by and among the Company, Synavant Inc. and Amgis Acquisition Co.

(f)

The Company furnished a Current Report on Form 8-K on April 24, 2003, pursuant to “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits,” “Item 9. Regulation FD Disclosure” and “Item 12. Results of Operations and Financial Condition” relating to its financial results for the first quarter of 2003.

24

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003

By: JOHN E. BAILYE —————————————— John E. Bailye, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By: KATHLEEN E. DONOVAN —————————————— Kathleen E. Donovan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

25