Form 10-Q/A
period 2003-06-30
DENDRITE INTERNATIONAL INC
filed 2003-08-18
CIK 880321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A
(Amendment No. 1)

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

DENDRITE INTERNATIONAL, INC. INDEX

PAGE NO.

Explanatory Note	3

ITEM 6. Exhibits and Reports on Form 8-K	4

Signatures	6

Explanatory Note

This Form 10-Q/A amends Item 6 and exhibits 31.1 and 31.2 of the Dendrite International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed on August 14, 2003, to correct an error made during the EDGARizing of the form of Section 302 Sarbanes-Oxley certifications filed as exhibits 31.1 and 31.2 to the Form 10-Q. The correct form of Section 302 certifications had in fact been executed by the CEO and CFO of the Company at the time the Quarterly Report on Form 10-Q was originally filed on August 14, 2003. However, the EDGARized version of the Form 10-Q mistakenly did not contain the correct form of Section 302 certifications. This amendment also includes Exhibit 10.44 which was listed as an exhibit but was inadvertently omitted from the Form 10-Q in connection with the Northeast power outage on August 14, 2003.

ITEM 6. Exhibits and Reports on Form 8-K (i) Exhibits

10.39	Distribution Agreement between IMS Health Incorporated and Synavant Inc. dated as of August 31, 2000.

10.40	Amendment to Distribution Agreement between IMS Health Incorporated and Synavant Inc. dated as of June 16, 2003.

10.41	Restated Xponent Data License Agreement between IMS Health Incorporated and Synavant Inc. dated as of April 26, 2001.

10.42	Amendment to Restated Xponent Data License Agreement between IMS Health Incorporated, Synavant Inc. and Dendrite International, Inc. dated as of June 16, 2003.

10.43	Synavant Inc. 2000 Savings Equalization Plan.

10.44	Cross License between IMS Health Incorporated and Synavant Inc. dated as of August 31, 2000.

31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a) dated August 13, 2003.

31.2	Certification of Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a) dated August 13, 2003.

31.3	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a) dated August 18, 2003.

31.4	Certification of Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a) dated August 18, 2003.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company dated August 13, 2003.

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company dated August 18, 2003.

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

Date: August 18, 2003

By: KATHLEEN E. DONOVAN —————————————— Kathleen E. Donovan, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.39	Distribution Agreement between IMS Health Incorporated and Synavant Inc. dated as of August 31, 2000.

10.40	Amendment to Distribution Agreement between IMS Health Incorporated and Synavant Inc. dated as of June 16, 2003.

10.41	Restated Xponent Data License Agreement between IMS Health Incorporated and Synavant Inc. dated as of April 26, 2001.

10.42	Amendment to Restated Xponent Data License Agreement between IMS Health Incorporated, Synavant Inc. and Dendrite International, Inc. dated as of June 16, 2003.

10.43	Synavant Inc. 2000 Savings Equalization Plan.

10.44	Cross License between IMS Health Incorporated and Synavant Inc. dated as of August 31, 2000.

31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a) dated August 13, 2003.

31.2	Certification of Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a) dated August 13, 2003.

31.3	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a) dated August 18, 2003.

31.4	Certification of Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a) dated August 18, 2003.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company dated August 13, 2003.

32.2	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company dated August 18, 2003.