Form 10-Q
period 2003-09-30
DENDRITE INTERNATIONAL INC
filed 2003-11-14
CIK 880321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒                                 Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2003

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from         to

Commission File Number  0-26138

Dendrite International, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	22-2786386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 Mount Kemble Avenue Morristown, NJ 07960
(Address, including zip code, of principal executive offices)

(973) 425-1200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): ☒

As of November 5, 2003, 40,628,969 shares of Dendrite International, Inc. common stock were outstanding.

DENDRITE INTERNATIONAL, INC.
INDEX TO QUARTELY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

PART I.                             FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Revenues:
License fees	$2,696	$2,276	$8,011	$7,761
Services	90,166	51,385	214,089	160,955
	$92,862	$53,661	$222,100	$168,716

Cost of revenues:
Cost of license fees	1,133	845	3,405	2,776
Cost of services	45,840	24,510	108,169	81,485
	46,973	25,355	111,574	84,261

Gross margin:
License fees	1,563	1,431	4,606	4,985
Services	44,326	26,875	105,920	79,470
	45,889	28,306	110,526	84,455

Operating expenses:
Selling, general and administrative	34,746	19,153	75,968	58,141
Research and development	2,863	2,362	8,775	7,446
Asset impairment	—	1,832	—	1,832
	37,609	23,347	84,743	67,419

Operating income	8,280	4,959	25,783	17,036
Interest income	58	267	612	859
Other expense	(55)	(143)	(21)	(107)

Income before income tax expense	8,283	5,083	26,374	17,788
Income tax expense	3,314	2,541	11,158	7,115

Net income	$4,969	$2,542	$15,216	$10,673

Net income per share:
Basic	$0.12	$0.06	$0.38	$0.27
Diluted	$0.12	$0.06	$0.37	$0.27

The accompanying notes are an integral part of these statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$26,173	$68,308
Short-term investments	—	1,295
Accounts receivable, net	60,948	39,853
Prepaid expenses and other current assets	5,779	4,962
Deferred taxes	12,808	3,380
Facility held for sale	6,900	6,900
Total current assets	112,608	124,698

Property and equipment, net	30,043	26,377
Other assets	2,272	1,713
Long-term receivable	3,157	6,314
Goodwill	69,155	12,353
Intangible assets, net	28,871	2,973
Purchased capitalized software, net	4,343	2,275
Capitalized software development costs, net	5,902	5,605
Deferred taxes	1,584	6,168
	$257,935	$188,476

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$7,720	$1,274
Income taxes payable	9,315	5,659
Capital lease obligations	1,260	615
Accrued compensation and benefits	15,147	5,055
Other accrued expenses	28,067	16,749
Purchase accounting restructuring accrual	9,591	1,188
Accrued restructuring charge	—	260
Deferred revenues	9,299	7,861
Total current liabilities	80,399	38,661

Capital lease obligations	466	275
Purchase accounting restructuring accrual	8,595	2,064
Other non-current liabilities	933	717

Stockholders’ Equity:
Preferred stock, no par value, 15,000,000 shares authorized, none issued	—	—
Common Stock, no par value, 150,000,000 shares authorized, 42,790,861 and 42,156,344 shares issued; 40,568,161 and 39,933,644 shares outstanding	98,151	93,037
Retained earnings	92,092	76,876
Deferred compensation	(25)	(76)
Accumulated other comprehensive loss	(1,800)	(2,202)
Less treasury stock, at cost	(20,876)	(20,876)

Total stockholders’ equity	167,542	146,759

	$257,935	$188,476

The accompanying notes are an integral part of these statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net income	$15,216	$10,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,924	10,079
Asset impairment	—	1,832
Amortization of deferred compensation, net of forfeitures	(40)	45
Deferred taxes	608	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease/(increase) in accounts receivable	15,443	(324)
Decrease in prepaid expenses and other	1,399	972
Decrease in other assets	136	—
Decrease in prepaid income taxes	—	3,327
Decrease in accounts payable and accrued expenses	(21,034)	(6,911)
Decrease in purchase accounting restructuring accrual	(6,969)	—
Increase in income taxes payable	2,163	—
Decrease in accrued restructuring charge	(260)	(2,569)
Decrease in deferred revenue	(8,968)	(4,038)
Increase in other non-current liabilities	288	137
Net cash provided by operating activities	12,906	13,223

Investing activities:
Purchases of short-term investments	—	(13,412)
Sales of short-term investments	1,294	13,553
Acquisitions, net of cash acquired	(53,161)	(12,948)
Increase in other non-current assets	(50)	(600)
Purchases of property and equipment	(5,038)	(8,360)
Additions to capitalized software development costs	(2,362)	(1,732)
Net cash used in investing activities	(59,317)	(23,499)

Financing activities:
Borrowings from line of credit	8,000	—
Repayments of line of credit	(8,000)	—
Purchases of treasury stock	—	(1,469)
Payments on capital lease obligations	(469)	(38)
Issuance of common stock	4,458	2,620
Net cash provided by financing activities	3,989	1,113

Effect of foreign exchange rate changes on cash and cash equivalents	287	(29)

Net decrease in cash and cash equivalents	(42,135)	(9,192)
Cash and cash equivalents, beginning of period	68,308	65,494
Cash and cash equivalents, end of period	$26,173	$56,302

The accompanying notes are an integral part of these statements.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and nine month periods ended September 30, 2003 and 2002.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Forms 10-K and 10-K/A for the year ended December 31, 2002.

The Company's interim operating results may not be indicative of operating results for the full year.

2. Significant Accounting Policies

Revenue Recognition.  The Company provides a comprehensive range of customer relationship management software products, technology support services and various distribution and marketing services to the pharmaceutical industry. New customers that purchase software products from the Company generally enter into a license contract and a services contract with the Company. The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are contracted for within a license agreement that provides for license fees billable upon contract execution. When purchasing new software, customers often also purchase implementation services, which are essential to the functionality of the Company’s software. These services are contracted for in a services contract, which generally provides for payment terms over the course of the implementation project.  This services contract also covers the specific ongoing support services that may have been purchased by the customer, which typically begin after the completion of the software implementation.  Certain customers who have not purchased software from the Company will also enter into services contracts, and the Company will provide services that may include technology support services and/or distribution and marketing services.

Many of the Company’s arrangements include multiple deliverables.  In the absence of higher-level specific authoritative guidance, the Company determines the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the delivered element, and if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within the Company’s control.

Revenues for the Company’s software license and related implementation fees are considered one accounting unit, and are recognized using the percentage-of-completion method as prescribed by AICPA Statement of Position 81-1 (“SOP 81-1”), Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and pursuant to paragraph 7 of AICPA Statement of Position 97-2 (“SOP 97-2”). The Company does not defer performance costs related to its software and implementation arrangements, as revenues are generally recognized as the associated costs are incurred. The Company uses the input measure of labor incurred to monitor progress-to-completion on its software and implementation projects. Under the terms of its contracts with customers, the Company does not have the right to invoice for claims relating to overruns in its fixed fee implementation projects. To the extent that a customer submits a properly authorized change of scope document, the Company will add the budgeted revenues and costs to its existing percentage-of-completion model, as a change in estimate, for that particular project. The expected gross margin for changes of scope generally approximates that for the overall project and therefore, project revenue recognition has not historically been impacted significantly by the addition of change of scope work orders. The Company evaluates its contract accounting projects for expected losses. If it becomes evident that a project will result in a loss, the Company will provide for this loss in the period that such loss becomes evident. Contract profitability is measured at the gross margin level, with no allocation of overhead or other inclusion of indirect costs.

The remaining service elements within the Company’s arrangements, which are not related to software implementation, are also evaluated using the separation criteria of EITF 00-21.  This typically results in separate accounting units for initial training and hardware services that often occur during the roll out of configured software to end users.  Revenues for these services are recognized as delivered, provided all other criteria for revenue recognition have been met.  In addition to the initial training and hardware services, the Company also performs various ongoing services such as help desk, data center, asset management, production services and operations management.  These ongoing services are selected and negotiated individually by customers based upon their business needs, and are generally recognized as delivered over the respective contractual term.  Revenues related to the Company’s distribution and marketing services are generally recognized as items are shipped or service obligations have been fulfilled.  The Company has offered limited price protection under services agreements. Any right to a future refund from such price protection is entirely within the Company’s control. It is estimated that the likelihood of a future payout due to price protection is remote.

From time-to-time, the Company’s customers will expand their field sales force and consequently purchase additional user licenses from the Company.  The customer generally has the ability to create its own copies of the software for the new users and therefore, there is no need for the Company to deliver anything further. Based upon this, the related revenue is recognized at the time of the customer order, in accordance with SOP 97-2.

The Company utilizes distributors to resell certain of its software products internationally, on a limited basis.  Revenues related to sales to distributors are recognized as the licenses are sold through to end-users.

The Company utilizes Vendor Specific Objective Evidence of fair value (“VSOE”) to allocate the portion of the arrangement fee that relates to post-contract customer support (“PCS”). The PCS-related services offered consist only of software maintenance and warranty services. The Company’s maintenance services consist primarily of the correction of errors in the software and the delivery of unspecified upgrades and enhancements over the maintenance term. The Company establishes VSOE of fair value for PCS using the maintenance renewal rate that is present in each of its services contracts. The Company’s maintenance is offered at a fee that is based upon a percentage of license fees. The PCS element of the Company’s arrangements is accounted for under SOP 97-2.

The Company will sometimes provide for a warranty period within its arrangements. The services provided during the warranty period are the same as those provided under software maintenance. These activities include correcting errors or bugs in the software, ensuring that the software complies with defined specifications and providing unspecified upgrades or enhancements on a when-and-if-available basis, during the term of the warranty period. The warranties included in the Company’s arrangements generally coincide with the length of the projected software implementation period, typically 180 days from the execution of the license contract, and always end on a specific date. The Company allocates a portion of the related license fee revenues to the value of services during the warranty period, and recognizes such amounts ratably over the warranty period. VSOE for the Company’s warranty services is established using the maintenance renewal rate that is present in each of the Company’s services contracts.

Stock Based Compensation.  The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  The Company applies Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted under the Company’s stock option plans (the “Plans”). Accordingly, compensation cost has been computed for the Plans based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company’s stock. As the exercise price of substantially all stock options granted equaled the fair value of the Company’s stock at the date of option issuance, no compensation cost related to stock options has been recorded in the accompanying statements of operations. Had compensation cost for the Plans and the employee stock purchase plan been determined consistent with SFAS 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income as reported	$4,969,000	$2,542,000	$15,216,000	$10,673,000

Add/(Deduct): Deferred compensation amortization, net of forfeitures recognized in accordance with APB 25, net of related tax effects	8,000	16,000	(24,000)	27,000

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,181,000)	(3,345,000)	(9,321,000)	(11,254,000)

Pro forma net income/(loss)	$1,796,000	$(787,000)	$5,871,000	$(554,000)

Earnings per share:
Basic - as reported	$0.12	$0.06	$0.38	$0.27
Basic - pro forma	$0.04	$(0.02)	$0.15	$(0.01)

Diluted - as reported	$0.12	$0.06	$0.37	$0.27
Diluted - pro forma	$0.04	$(0.02)	$0.14	$(0.01)

Reclassifications. Certain prior period balances have been reclassified to conform to current period presentation.

3.  Net Income Per Share

The following table presents the computation of basic and diluted net income per share for the three and nine month periods ended September 30, 2003 and 2002:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Basic net income per share computation:
Net income	$4,969,000	$2,542,000	$15,216,000	$10,673,000
Weighted average common shares outstanding	40,442,000	39,943,000	40,225,000	39,860,000
Basic net income per share	$0.12	$0.06	$0.38	$0.27

Diluted net income per share computation:
Net income	$4,969,000	$2,542,000	$15,216,000	$10,673,000
Diluted common shares outstanding:
Weighted average common shares outstanding	40,442,000	39,943,000	40,225,000	39,860,000
Stock options	1,417,000	60,000	865,000	321,000
Diluted common shares outstanding	41,859,000	40,003,000	41,090,000	40,181,000
Diluted net income per share	$0.12	$0.06	$0.37	$0.27

4.  Comprehensive Income

The components of comprehensive income for the three and nine month periods ended September 30, 2003 and 2002, consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$4,969,000	$2,542,000	$15,216,000	$10,673,000
Other comprehensive income (loss):
Foreign currency translation adjustments	315,000	(94,000)	402,000	(20,000)
Comprehensive income	$5,284,000	$2,448,000	$15,618,000	$10,653,000

5.  Restructuring Charge

The activity in accrued restructuring for the nine month period ended September 30, 2003 is summarized in the table below:

	Accrued Restructuring as of January 1, 2003	Accrued Cash Payments in 2003	Restructuring as of September 30, 2003

Termination payments to employees	$260,000	$260,000	$—

6.  Acquisitions

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

On June 16, 2003, the Company completed its acquisition of Synavant Inc. (“Synavant”).  Synavant provided a broad range of knowledge-based services to pharmaceutical and other life sciences companies around the world.  Its comprehensive global solutions included pharmaceutical Customer Relationship Management (CRM) applications, interactive marketing, server and database management, dedicated local helpline support, training, telemarketing, sample management and product recall services.  Synavant was headquartered in Atlanta, Georgia, and had offices in 21 countries.  The combining of resources of Synavant with the existing resources of Dendrite creates a comprehensive information, software and services company dedicated to the global life sciences industry, and further enhances Dendrite’s ability to provide market leading solutions to the sales, marketing and clinical functions of pharmaceutical and other life science companies.  Synavant’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The Synavant acquisition was completed pursuant to an Agreement and Plan of Merger, dated as of May 9, 2003 and amended as of May 16, 2003 (as amended, the “Merger Agreement”) by and among Dendrite, Synavant and Amgis Acquisition Co. (“Amgis”), a wholly-owned subsidiary of Dendrite.  Amgis and Dendrite conducted an all cash tender offer to acquire the outstanding shares of Synavant common stock at $3.22 per share.  The consideration paid in the acquisition was a result of a bidding process and arms-length negotiations between the executive officers and boards of directors of Synavant and Dendrite.

The aggregate purchase price was approximately $54,813,000 and included consideration paid for the common stock and approximately $3,128,000 of legal and professional fees incurred in connection with the transaction.

A condensed balance sheet of Synavant, reflecting the amounts preliminarily assigned to each major asset and liability category as of June 16, 2003 is as follows:

Assets Acquired
Current assets
Cash	$1,042,000
Accounts receivable	30,138,000
Other current assets	2,861,000
Total current assets	34,041,000
Long-term assets
Property and equipment	8,876,000
Other assets	8,623,000
Intangibles	29,900,000
Goodwill	56,692,000
Total assets	$138,132,000

Liabilities Assumed
Current liabilities
Restructuring reserve - current	$14,184,000
Deferred revenue	10,401,000
Other current liabilities	50,255,000
Total current liabilities	74,840,000
Long-term liabilities
Restructuring reserve - long-term	7,918,000
Other liabilities	561,000
Total liabilities	83,319,000
Net assets acquired	$54,813,000

In connection with the Synavant acquisition, the Company recorded $56,692,000 of goodwill and $29,900,000 of acquired intangible assets of which approximately $6,000,000 was assigned to trademarks, which are not subject to amortization.  The remaining $23,900,000 (approximately 11 year weighted average amortization period) has been preliminarily assigned to the following intangible assets: non-compete agreements - $2,100,000 (3 year amortization); backlog - $4,500,000 (3 year amortization); purchased capitalized software - $2,600,000 (10 year amortization); and customer relationships - $14,700,000 (15 year amortization). The goodwill and intangible assets recorded for financial statement purposes are not deductible for tax purposes.  The Company is in the process of finalizing a third party valuation of certain intangible assets, as well as its evaluation of acquired facilities and personnel for redundancy and, therefore, the purchase price allocation remains preliminary and subject to adjustment.

Pro forma results of operations of the Company as if the Synavant and SAI acquisitions had occurred as of January 1, 2002 are as follows:

	Pro Forma Results for the Three Months Ended September 30,	Pro Forma Results for the Nine Months Ended September 30,
	2002 (A)	2003 (B)	2002 (A)

Revenues	$97,177,000	$287,183,000	$310,555,000
Net income	$1,091,000	$1,531,000	$6,887,000
Basic income per share	$0.03	$0.04	$0.17
Diluted income per share	$0.03	$0.04	$0.17

(A)      Net income includes approximately $752,000 of historical restructuring charges from Synavant.

(B)        Net income includes approximately $1,300,000 of restructuring charges from Synavant as well as early termination fees related to Synavant’s lines of credit of approximately $1,850,000.

7.  Purchase Accounting Restructuring Accrual

SAI

In connection with the acquisition of SAI, discussed in Note 6, the Company developed an exit plan to close SAI’s facility in Mt. Arlington, New Jersey, and relocate the operations to other Company facilities in New Jersey.  The Company accrued, as part of the acquisition costs, the costs to terminate certain leases amounting to $3,252,000.  The Company exited the facility during the first quarter of 2003.  The activity related to the SAI purchase accounting restructuring accrual for the nine month period ended September 30, 2003 is summarized in the table below:

	Purchase Accounting Restructuring Accrual as of January 1, 2003	Cash Payments in 2003	Purchase Accounting Restructuring Accrual as of September 30, 2003

Lease termination costs	$3,252,000	$688,000	$2,564,000

Synavant

In connection with the acquisition of Synavant, discussed in Note 6, the Company plans to restructure the combined operations by exiting certain former Synavant facilities and eliminating certain former Synavant positions.  The Company accrued approximately $22,102,000 at June 16, 2003 for liabilities associated with the cost of completing the restructuring plan.  The components of this accrued liability are approximately $13,042,000 of severance costs for former Synavant positions being eliminated and approximately $9,060,000 of costs to exit former Synavant facilities.

The liability accrued for expenses to be incurred in exiting certain Synavant facilities included assumptions related to sublease income which offsets future lease obligations.  The underlying subleases are not in place for all facilities and the future placement of subleases, including the timing and terms and conditions of subleases, could be different than the assumptions.

The Company anticipates that approximately $5,000,000, of the remaining accrued restructuring balance will be utilized during the fourth quarter of 2003.  The Company exited certain Synavant facilities during the third quarter of 2003.  The activity related to the Synavant purchase accounting restructuring accrual for the nine month period ended September 30, 2003 is summarized in the table below:

	Purchase Accounting Restructuring Accrual as of June 16, 2003	Purchase Accounting Cash Payments in 2003	Restructuring Accrual as of September 30, 2003

Termination payments to employees	$13,042,000	$5,658,000	$7,384,000
Facility exit costs	9,060,000	822,000	8,238,000
	$22,102,000	$6,480,000	$15,622,000

8.  Goodwill and Intangible Assets

Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and other Intangible Assets.” SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually.  SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, which was superceded by SFAS 144. Based on the Company’s analysis, there was no impairment of goodwill upon adoption of SFAS 142 on January 1, 2002. The Company conducts its annual impairment testing of goodwill as of October 1 of each year.  For the year ended December 31, 2002 there was no impairment recorded.

The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

	As of September 30, 2003			As of December 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets Subject To Amortization:
Purchased capitalized software	$5,041,000	$698,000	$4,343,000	$2,441,000	$166,000	$2,275,000
Capitalized software development costs	19,908,000	14,006,000	5,902,000	17,546,000	11,941,000	5,605,000
Customer relationship assets	15,893,000	815,000	15,078,000	1,193,000	132,000	1,061,000
Backlog	4,500,000	437,000	4,063,000	—	—	—
Non-compete covenants	3,344,000	346,000	2,998,000	1,217,000	37,000	1,180,000
Total	48,686,000	16,302,000	32,384,000	22,397,000	12,276,000	10,121,000

Intangible Assets Not Subject to Amortization:
Goodwill	69,155,000	—	69,155,000	12,353,000	—	12,353,000
Trademarks	6,732,000	—	6,732,000	732,000	—	732,000
Total	75,887,000	—	75,887,000	13,085,000	—	13,085,000

Total goodwill and intangible assets	$124,573,000	$16,302,000	$108,271,000	$35,482,000	$12,276,000	$23,206,000

The activity in the carrying amount of goodwill for the nine month period ended September 30, 2003 is as follows:

	Balance as of January 1, 2003	Additions	Balance as of September 30, 2003
Goodwill	$12,353,000	$56,802,000	$69,155,000

Aggregate annual amortization expense for intangible assets is estimated to be:

Year Ending December 31,
2003	$6,575,000
2004	7,369,000
2005	5,626,000
2006	2,924,000
2007	1,240,000
Thereafter	11,669,000

9. Line of Credit

The Company entered into a credit agreement (the “Agreement”) as of June 16, 2003, in the amount of $30 million with JPMorgan Chase Bank.  The Agreement replaced the Company’s then existing $15 million credit facility.  The Agreement is available to finance working capital needs and possible future acquisitions. The terms of the Agreement require the Company to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to $130 million, plus 50% of net income earned after April 1, 2003 and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. The covenants effectively limit the amount of any cash dividends.  The Agreement expires on July 1, 2005.  The Company borrowed and repaid $8,000,000 during the nine months ended September 30, 2003.  At no time during the nine month period ended September 30, 2003 did the Company have more than $5,000,000 outstanding under the line of credit.  As of September 30, 2003, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants.

10.  Customer and Geographic Segment Data

For the three months ended September 30, 2003 and 2002, the Company derived approximately 31% of its revenues from its largest customer and approximately 51% of its revenues from its two largest customers, respectively.  For the nine months ended September 30, 2003 and 2002, the Company derived approximately 39% of its revenues from its largest customer and approximately 47% of its revenues from its two largest customers, respectively.

The Company is organized by geographic locations and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. Operating income/(loss) consists of total revenues recorded in the location less operating expenses and does not include interest income, other expense or income tax expense. This data is presented in accordance with SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
United States	$65,223,000	$41,202,000	$165,068,000	$134,678,000
All other	27,639,000	12,459,000	57,032,000	34,038,000
	$92,862,000	$53,661,000	$222,100,000	$168,716,000
Operating income:
United States	$6,181,000	$2,307,000	$18,736,000	$10,805,000
All other	2,099,000	2,652,000	7,047,000	6,231,000
	$8,280,000	$4,959,000	$25,783,000	$17,036,000

	As of September 30, 2003	As of December 31, 2002
Identifiable assets:
United States	$216,317,000	$161,477,000
All other	41,618,000	26,999,000
	$257,935,000	$188,476,000

For segment reporting purposes, license revenues have been allocated to the sales office of the respective country in which the sales are made although the actual contract is with the U.S. entity for legal and tax purposes.

11.  Income Taxes

In connection with the integration of the Synavant acquisition, discussed in Note 6, the Company performed a reforecast of projected taxable income by jurisdiction and recognized a full valuation allowance in the quarter ended June 30, 2003 of approximately $608,000 on a net operating loss carry forward for one of its foreign subsidiaries.

12.  Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (FASB) issued EITF 00-21.  EITF 00-21 addresses the accounting for arrangements that involve the delivery or performance of multiple products, services or rights to use assets.  This consensus is applicable to arrangements entered into for periods after June 15, 2003.  Adopted for periods after June 15, 2003, EITF 00-21 did not have a material impact on the Company’s consolidated financial statements.

13.  Subsequent Events

Effective October 31, 2003, the Company entered into a sublease agreement with Pharmacia & Upjohn Company for premises located in Bedminster, New Jersey.  The premises, which the Company will occupy incrementally throughout 2004, consists of two buildings totaling 233,000 square feet and will serve as the Company’s global headquarters.  The new building will consolidate and replace the majority of the current Dendrite facilities located in New Jersey.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts.  For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, future financial position and future plans and objectives of management.  Those statements in this Form 10-Q containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical and consumer packaged goods industries.  All such forward-looking statements involve significant risks and uncertainties, including those risks identified in this Form 10-Q under “Factors That May Affect Future Results,” many of which are beyond our control.  Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ materially from those indicated by the forward-looking statements included in this Form 10-Q, as more fully described under “Factors That May Affect Future Results.”  In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results.  Moreover, we assume no obligation to update these forward-looking statements to reflect actual results.  In addition, our financial and performance outlook concerning future revenues, margins, earnings, earnings per share and other operating or performance results does not include the impact of any future acquisitions, future acquisition-related expenses or any future restructuring or other charges that may occur from time-to-time due to management decisions and changing business circumstances and conditions.

OVERVIEW

Co-founded in 1986 by John E. Bailye, the Company’s Chairman and Chief Executive Officer, and incorporated in 1987, Dendrite was established to provide sales force automation solutions for the pharmaceutical industry. Since then, it has broadened its offerings to include multiple sales and marketing solutions and related services to life sciences clients.  Dendrite’s solutions now comprise a broad array of knowledge-based, technology-driven solutions that increase the effectiveness of sales, marketing and clinical processes for pharmaceutical and other life sciences clients including: Customer Relationship Management (CRM) Solutions, Information Management, Business Intelligence and Analytics and Commercial Operations Management.

Dendrite’s primary markets are the United States, United Kingdom, France, Spain and Japan.  We bill services provided by our foreign branches and subsidiaries in local currencies. Operating results generated in local currencies are translated into U.S. dollars at the average exchange rate in effect for the reporting period.  We generated approximately 26% and 20% of our total revenues outside the United States during each of the nine months ended September 30, 2003 and 2002, respectively.  Our revenues and operating results by geographic segment are shown in Note 10 of the Notes to Unaudited Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

A critical accounting policy is one that is both very important to the portrayal of a company’s financial position and results of operations and requires management’s most difficult, subjective or complex judgments.  The Company believes its critical accounting policies to be revenue recognition, accounting for restructuring, acquisitions, impairments and income taxes.

Revenue Recognition

The area of revenue recognition requires the Company’s management to make significant judgments and estimates.  AICPA Statement of Position (SOP) 97-2, “Software Revenue Recognition,” governs revenue recognition for arrangements that include software, which is, more than incidental to the arrangement.  Under SOP 97-2, if a sale of software includes services that are essential to the functionality of the software, then the software and essential services are to be accounted for using contract accounting as described in Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”  The determination of whether or not services are essential to the functionality of the software can differ from arrangement to arrangement and requires the use of significant judgment by management.  Factors used in determining whether or not services are essential to the functionality may include: whether or not physical changes are being made to the software’s underlying source code; the complexity of software configuration services; the level of effort required to build interfaces; the overall relationship of the service fees to the license fees; the length of time expected to complete the services; and whether or not the services can be obtained by a customer from their internal resources or another third-party vendor.  If services are not considered to be essential to the functionality of the software, SOP 97-2 generally allows companies to recognize revenue for software licenses upon delivery of the licenses, prior to configuration or implementation services, provided that the other requirements of the SOP are met.  In management’s judgment, the Company’s configuration and implementation services generally are essential to the functionality of its software.  Therefore, the Company typically recognizes revenues using the percentage-of-completion method as detailed in SOP 81-1.

Many of the Company’s arrangements include multiple deliverables.  In the absence of higher-level specific authoritative guidance, the Company determines the units of accounting for multiple element arrangements in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables.  Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the delivered element, and if the arrangement includes a general right of return relative to the delivered element and the delivery or performance of the undelivered element is considered probable and is substantially within the Company’s control.  The determination of whether or not arrangements meet these criteria requires significant judgment on the part of the Company’s management.  If the Company’s arrangements did not meet the separation criteria of EITF 00-21, the timing of revenue recognition could be delayed.

The percentage-of-completion method of revenue recognition requires management to use significant estimates in measuring the progress-to-completion for each project.  For its license fee and implementation service projects, the Company uses the input measure of labor incurred as compared with total expected labor for the entire project.  The determination of total project labor requires the use of significant judgment and estimates. We review these estimates on a monthly basis.  Actual results could differ from these estimates, which would have impacted the amount of revenue previously recognized had better estimates been available at the time.

Accounting for Restructuring

During 2002, in connection with the purchase accounting related to the SAI acquisition, the Company established an accrual related to costs incurred in connection with exiting SAI’s facility.  During 2003, in connection with the purchase accounting related to the Synavant acquisition, the Company established certain accruals related to costs incurred in connection with exiting multiple Synavant facilities and reducing the size of the work force based on estimates made at the time of acquisition.

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

Accounting for Impairments

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  If indicators of impairment are present, we evaluate the recoverability of the long-lived assets, other than goodwill and indefinite lived intangibles, by estimating future undiscounted cash flows that are directly associated with and expected to arise as a direct result of the use and eventual disposition of the long-lived asset.  If this estimate of future undiscounted cash flows demonstrates that recoverability is not probable, an impairment loss would be calculated and recognized based on the excess carrying value of the long-lived asset over the long-lived asset’s fair value.  The estimate of the fair value and the future undiscounted cash flows of the underlying long-lived assets are based on significant judgment and assumptions.

We review capitalized software development costs and purchased capitalized software development costs for impairment at each balance sheet date to determine if the unamortized capitalized costs of a computer software product is greater than the net realizable value of that product.  In instances where the unamortized capitalized costs are greater than the net realizable value, we will record an impairment loss.

We assess the impairment of goodwill and indefinite lived intangibles on an annual basis (as of October 1 of each year), and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

•                  Significant underperformance relative to historical or projected future operating results;

•                  Significant changes in our use of the acquired assets or the strategy for our overall business; and

•                  Significant negative industry or economic trends.

On an annual basis, or when we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we compare the fair value of the reporting unit to its carrying value.  If the carrying value exceeds fair value, we calculate the implied fair value of the goodwill for the reporting unit and compare it to the carrying value of the goodwill for the reporting unit.  If the implied fair value of the goodwill were less than the carrying value of the goodwill, we would recognize in our consolidated statement of operations an impairment loss equal to such difference, not to exceed the carrying value.

On an annual basis, or when we determine that the carrying value of an indefinite lived intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we compare the fair value of the indefinite lived intangible asset to its carrying value.  If the carrying value exceeds fair value, an impairment loss will be recognized in an amount equal to the difference.  If we deem the useful life to be no longer indefinite, after testing for impairment in accordance with the applicable rules stated above, we would amortize the intangible asset over its estimated useful life, following the pattern in which the expected benefits will be consumed or otherwise used up as well as continue to review for impairment in the future annually.

Accounting for Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences, all of which require significant management judgments. Realization is dependent on generating sufficient taxable income of a correct character prior to the expiration of the loss carryforwards, capital loss and foreign tax credit carryforwards.  Although realization is not assured, management currently believes it is more likely than not that the recorded net deferred tax asset will be realized; however, the asset could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

RECENT DEVELOPMENTS

On June 16, 2003, the Company completed its acquisition of Synavant Inc. (“Synavant”).  Synavant provided a broad range of knowledge-based services to pharmaceutical and other life sciences companies around the world.  Its comprehensive global solutions included pharmaceutical Customer Relationship Management (CRM) applications, interactive marketing, server and database management, dedicated local helpline support, training, telemarketing, sample management and product recall services.  Synavant was headquartered in Atlanta, Georgia, and had offices in 21 countries.  The combining of resources of Synavant with the existing resources of Dendrite creates a comprehensive information, software and services company dedicated to the global life sciences industry, and further enhances Dendrite’s ability to provide market leading solutions to the sales, marketing and clinical functions of pharmaceutical and other life sciences companies. Synavant’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The acquisition was completed pursuant to an Agreement and Plan of Merger, dated as of May 9, 2003 and amended as of May 16, 2003 (as amended, the “Merger Agreement”) by and among Dendrite, Synavant and Amgis Acquisition Co. (“Amgis”), a wholly-owned subsidiary of Dendrite.  Amgis and Dendrite conducted an all cash tender offer to acquire all outstanding shares of Synavant common stock at $3.22 per share.  The consideration paid in the acquisition was a result of a bidding process and arms-length negotiations between the executive officers and the boards of directors of Synavant and Dendrite.

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

In connection with the acquisition of Synavant, discussed in Note 6, the Company plans to restructure the combined operations by exiting certain former Synavant facilities and eliminating certain former Synavant positions.  The Company accrued approximately $22,102,000 at June 16, 2003 for liabilities associated with the cost of completing the restructuring plan.  The components of this accrued liability are approximately $13,042,000 of severance costs for former Synavant positions being eliminated and approximately $9,060,000 of costs to exit former Synavant facilities.

The liability accrued for expenses incurred in exiting certain Synavant facilities included assumptions related to sublease income which offsets future lease obligations.  The underlying subleases are not in place for all facilities and the future placement of subleases, including the timing and terms and conditions of subleases, could be different than the assumptions.

RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations includes the results of Synavant for the period from the June 16, 2003 acquisition date.  The following discussion of our results of operations also, where indicated, segregates and reconciles the results of Synavant to total Company results.  The Company believes that segregating Synavant’s results from the date of acquisition provides investors with useful information, on a comparative basis, on the impact of Synavant on overall Company operations for the three and nine month periods ended September 30, 2003.  The Company also believes that information concerning Synavant’s contribution to 2003 revenues provides investors additional information concerning Dendrite’s historical business performance.  Dendrite management also internally uses these non-GAAP adjusted amounts in reviewing and evaluating its historic period-over-period operating performance as well as its combined business performance, and in managing its overall business.  All such non-GAAP information is supplemental to information presented in accordance with generally accepted accounting principles (GAAP) and is not intended to represent a presentation in accordance with GAAP and should not be considered as a substitute for, or superior to, measures of performance prepared and presented in accordance with GAAP.

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES. Total revenues increased to $92,862,000 for the three months ended September 30, 2003, up $39,201,000, or 73%, from $53,661,000 for the three months ended September 30, 2002.  Total revenues for the three months ended September 30, 2003 includes $32,446,000 of revenues recognized from Synavant.  Excluding the revenue recognized from Synavant, revenues increased by $6,755,000, or 13%, for the three months ended September 30, 2003 over the corresponding prior year period.

License fee revenues increased to $2,696,000 for the three months ended September 30, 2003, up $420,000, or 18%, from $2,276,000 for the three months ended September 30, 2002.  License fee revenues for the three months ended September 30, 2003 includes $746,000 of revenues recognized from Synavant.  Excluding the results of Synavant, license fee revenues decreased $326,000, or 14%, for the three months ended September 30, 2003 from the corresponding prior year period.  This decrease in third quarter 2003 license revenues was due to fewer expansion licenses.

Service revenues increased to $90,166,000 for the three months ended September 30, 2003, up $38,781,000, or 75%, from $51,385,000 for the three months ended September 30, 2002.  Service revenues for the three months ended September 30, 2003 includes $31,700,000 of revenues recognized from Synavant, of which approximately $3,147,000 was attributable to pass-through postage of the interactive marketing business.  Excluding the results of Synavant, service revenues increased $7,081,000, or 14%, for the three months ended September 30, 2003 over the corresponding prior year period.  This increase was driven primarily by the  Company’s growth of approximately 9% in our technical services, 14% in our international services, 27% in our sales support services and more than 200% in our consulting and data businesses, offset in part by an 8% decrease in low gross margin or reimbursable revenue.

COST OF REVENUES. Total cost of revenues increased to $46,973,000 for the three months ended September 30, 2003, up $21,618,000, or 85%, from $25,355,000 for the three months ended September 30, 2002.  The primary drivers behind the increase in cost of revenues were the Synavant and SAI acquisitions.

Cost of license fees increased to $1,133,000 for the three months ended September 30, 2003, up $288,000, or 34%, from $845,000 for the three months ended September 30, 2002.  Cost of license fees for the three months ended September 30, 2003 are comprised of the amortization of capitalized and purchased software costs of $838,000 and third party vendor license fees of $295,000.  Cost of license fees for the same period in 2002 is comprised of the amortization of capitalized and purchased software costs of $648,000 and third party vendor license fees of $197,000.  The increase in amortization of capitalized and purchased software costs relates primarily to the amortization of assets obtained from the SAI acquisition.  The third party vendor license fees primarily increased due to the growth in third party license fee revenues.

Cost of services increased to $45,840,000 for the three months ended September 30, 2003, up $21,330,000, or 87%, from $24,510,000 for the three months ended September 30, 2002.  This increase is a result of additional costs due to the increase in headcount and associated costs from the Synavant and SAI acquisitions as well as the increase in pass-through postage expenses of approximately $3,147,000 attributable to the Synavant interactive marketing business, offset in part by the impact of the Company’s cost reduction actions in the third quarter of 2002.

GROSS MARGIN.  Total gross margin for the three months ended September 30, 2003 and 2002 was 49% and 53%, respectively.

Gross margin for license fees was 58% and 63% for the three months ended September 30, 2003 and 2002, respectively.  The gross margin decreased primarily due to an increase in amortization of capitalized and purchased software costs associated with the SAI acquisition, offset in part by the increase in third party license fee revenues.

Gross margin for services was 49% and 52% for the three months ended September 30, 2003 and 2002, respectively.  The decrease in gross margin for services relates primarily to an increase in pass-through postage revenue of approximately $3,147,000 for the three months ended September 30, 2003, compared to the three months ended September 30, 2002.  Excluding the pass-through postage revenue, gross margin for services would have been 51% for the three months ended September 30, 2003.  Also contributing to the decrease in gross margin was the inclusion of certain lower margin business from the Synavant acquisition, offset in part by efficiencies gained from cost reduction actions in the third quarter of 2002.

The Company believes that segregating the gross margin impact of pass-through postage revenue provides investors and management with useful information, on a comparative basis, on the impact of this particular service item on the overall gross margin of services.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased to $34,746,000 for the three months ended September 30, 2003, up $15,593,000, or 81%, from $19,153,000 for the three months ended September 30, 2002.  This increase in SG&A expense primarily relates to the Synavant acquisition.  As a percentage of revenues, SG&A expenses increased to 37% from 36% for the three months ended September 30, 2003 and 2002, respectively. The increase in SG&A as a percentage of revenues primarily reflects the additional operating costs from the Synavant and SAI acquisitions and the increase in amortization expense as a result of the Synavant and SAI acquisitions, partially offset by the impact of the Company’s cost reduction actions in the third quarter of 2002.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES.  R&D expenses increased to $2,863,000 for the three months ended September 30, 2003, up $501,000, or 21%, from $2,362,000 for the three months ended September 30, 2002.  As a percentage of revenues, R&D expenses decreased to 3% for the three-month period ended September 30, 2003, compared to 4% for the three-month period ended September 30, 2002.  The decrease in R&D expenses as a percentage of revenues for the three months ended September 30, 2003 was due to the increase in revenues from the Synavant acquisition, offset in part by higher employment costs related to the SAI acquisition.

ASSET IMPAIRMENT.  During the three months ended September 30, 2002, the Company reviewed the carrying value of its long-lived assets including the facility held for sale.  Based upon a third-party valuation, the carrying value of the facility held for sale was adjusted to $6,900,000, which approximates its fair value less costs to sell.  The resulting $1,832,000 impairment loss was recorded as a separate line item in the statement of operations.

PROVISION FOR INCOME TAXES. The annual estimated effective tax expense rate was 40% for the three months ended September 30, 2003, compared to 50% for the three months ended September 30, 2002.  In July 2002, the State of New Jersey enacted new tax legislation that adversely impacted the effective state tax rate of most companies operating in New Jersey.  The tax provision for the three months ended September 30, 2002 reflects the retroactive impact of the higher tax rate for the six months ended June 30, 2002, resulting in approximately $508,000 of additional income tax expense for the three months ended September 30, 2002, as well as a provision for that quarter’s pre-tax earnings of approximately 40%.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES. Total revenues increased to $222,100,000 for the nine months ended September 30, 2003, up $53,384,000, or 32%, from $168,716,000 for the nine months ended September 30, 2002.  Total revenues for the nine months ended September 30, 2003 includes $39,872,000 of revenues recognized from Synavant.  Excluding the revenues recognized from Synavant, revenues increased $13,512,000, or 8%, for the nine months ended September 30, 2003 over the corresponding prior year period.

License fee revenues increased  $250,000, or 3%, to $8,011,000 for the nine months ended September 30, 2003 from $7,761,000 for the nine months ended September 30, 2002.  License fee revenues for the nine months ended September 30, 2003 includes $832,000 of revenues recognized from Synavant.  Excluding the results of Synavant, license fee revenues decreased $582,000, or 7%, for the nine months ended September 30, 2003 over the corresponding prior year period.  License fees are, by nature, non-recurring items.  The majority of license fees recognized during the nine months ended September 30, 2003 related to licenses being recognized using the percentage-of-completion method as services were performed.

Service revenues increased to $214,089,000 for the nine months ended September 30, 2003, up $53,134,000, or 33%, from $160,955,000 for the nine months ended September 30, 2002.  Service revenues for the nine months ended September 30, 2003 includes $39,040,000 of revenues recognized from Synavant, of which approximately $4,097,000 was attributable to pass-through postage of the interactive marketing business.  Excluding the results of Synavant, service revenues increased $14,094,000, or 9%, for the nine months ended September 30, 2003 over the corresponding prior year period.  This increase was primarily driven by the Company’s growth of approximately 16% in our technical services, 16% in our international services, 12% in our sales support services and more than 100% in our data and consulting business, offset in part by a 56% decrease in low gross margin or reimbursable revenue.

COST OF REVENUES. Total cost of revenues increased to $111,574,000 for the nine months ended September 30, 2003, an increase of $27,313,000, or 32%, from $84,261,000 for the nine months ended September 30, 2002.  The primary driver of the increase in cost of revenues was the Synavant and SAI acquisitions.

Cost of license fees increased to $3,405,000 for the nine months ended September 30, 2003, an increase of $629,000, or 23%, from $2,776,000 for the nine months ended September 30, 2002.  Cost of license fees for the nine months ended September 30, 2003 is comprised of the amortization of capitalized and purchased software costs of $2,517,000 and third party vendor license fees of $888,000.  Cost of license fees for the same period in 2002 is comprised of the amortization of capitalized and purchased software costs of $1,945,000 and third party vendor license fees of $831,000. The increase in amortization of capitalized and purchased software costs relate primarily to the amortization of the assets obtained from the SAI acquisition.

Cost of services increased to $108,169,000 for the nine months ended September 30, 2003, up $26,684,000, or 33%, from $81,485,000 for the nine months ended September 30, 2002.  The increase in cost of services is primarily a result of the additional costs due to the increase in headcount and associated costs from the Synavant and SAI acquisitions as well as the pass-through postage expenses of approximately $4,097,000, offset by decreases in low gross margin or reimbursable revenue and efficiencies gained from cost reduction actions in the third quarter of 2002.

GROSS MARGIN. Total gross margin for the nine months ended September 30, 2003 and 2002 was 50%.

Gross margin for license fees was 57% for the nine months ended September 30, 2003, down from 64% for the nine months ended September 30, 2002.  The decrease in gross margin was primarily impacted by increased amortization of capitalized and purchased software costs relating to the assets obtained from the SAI acquisition.

Gross margin for services was 49% for the nine months ended September 30, 2003 and 2002.  The consistent gross margin for services was attributable to the efficiencies gained from the Company’s cost reduction actions in the third quarter of 2002, offset by the inclusion of certain lower margin business from the Synavant acquisition.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased to $75,968,000 for the nine months ended September 30, 2003, up $17,827,000, or 31%, from $58,141,000 for the nine months ended September 30, 2002.  This increase reflects the additional operating costs from the Synavant and SAI acquisitions, including: higher employment costs; higher professional fees; and amortization expense, partially offset by the impact of the Company’s third quarter 2002 cost reduction measures.  As a percentage of revenues, SG&A remained constant at 34% of revenues for the nine months ended September 30, 2003 and 2002.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES.  R&D expenses increased to $8,775,000 for the nine months ended September 30, 2003, up $1,329,000, or 18%, from $7,446,000 for the nine months ended September 30, 2002.  As a percentage of revenues, R&D expenses remained relatively constant at 4% for the nine months ended September 30, 2003 and 2002.  The increase in R&D expenses relates to higher employment costs due to the increase in headcount from the SAI acquisition.

ASSET IMPAIRMENT.  During the nine months ended September 30, 2002, the Company reviewed the carrying value of its long-lived assets including the facility held for sale.  Based upon a third-party valuation, the carrying value of the facility held for sale was adjusted to $6,900,000, which approximates its fair value less costs to sell.  The resulting $1,832,000 impairment loss was recorded as a separate line item in the statement of operations.

PROVISION FOR INCOME TAXES.  The annual estimated effective tax expense rate recorded for the nine months ended September 30, 2003 was 42%, compared to 40% for the nine months ended September 30, 2002.  In connection with the Synavant integration, the Company performed a reforecast of projected taxable income by jurisdiction and recognized a full valuation allowance on a net operating loss carryforward for one of its foreign subsidiaries of approximately $608,000, which increased the effective tax expense rate by 2%.  Prior to the acquisition of Synavant, the Company’s forecasted effective tax expense rate for the nine months ended September 30, 2003 was 40%.

LIQUIDITY AND CAPITAL RESOURCES

We finance our operations primarily through cash generated by operations.  Net cash provided by operating activities was $12,906,000 and $13,223,000 for the nine months ended September 30, 2003 and 2002, respectively.

Cash from operations reported for the nine months ended September 30, 2003 was generated primarily from considerable growth in net income adjusted for non-cash items.  In addition, the Company generated strong cash receipts of $15,443,000 from accounts receivable, which was attributed mainly to the collection of receivables obtained in connection with the June 16, 2003 acquisition of Synavant, the receipt of a $3,328,000 payment against a five year contracted receivable discussed below, and overall collections improvement within the Company’s existing accounts.  The cash generated from net income and accounts receivable collections was partially offset by $22,866,000 of cash disbursements related to accrued expenses and accrued purchasing accounting charges incurred as part of the Synavant acquisition.

For the nine months ended September 30, 2002, cash from operations was primarily generated through net income adjusted for non-cash items, partially offset by payments of accounts payable and accrued purchase accounting restructuring charges.  No cash was generated from accounts receivable during the nine months ended September 30, 2002, as the cash collected from Dendrite’s operations was offset by the addition of a 5 year contracted receivable of $9,642,000, of which $6,314,000 was long term.

Cash used in investing activities was $59,317,000 for the nine months ended September 30, 2003, compared to $23,499,000 for the nine months ended September 30, 2002.  The increase of $35,818,000 was primarily attributable to the cash used for the Synavant acquisition in excess of cash used for the SAI acquisition as well as a decrease in purchases of property and equipment of $3,322,000 during the nine months ended September 30, 2003, compared to the corresponding prior year period.

Cash provided by financing activities was $3,989,000 for the nine months ended September 30, 2003, compared to $1,113,000 for the nine months ended September 30, 2002.  The increase of $2,876,000 was primarily attributable to an increase in stock option exercises during the nine months ended September 30, 2003.  Due to the timing of the disbursements of cash for the Synavant acquisition, the Company borrowed and repaid $8,000,000 from its line of credit during the nine months ended September 30, 2003.  At no time during the nine month period ended September 30, 2003 did the Company have more than $5,000,000 outstanding under the line of credit.

At September 30, 2003, working capital was approximately $32,209,000.  Cash and investments were 10% of total assets as of September 30, 2003, compared with 37% as of December 31, 2002.  The Company’s days sales outstanding in accounts receivable was 62 days as of September 30, 2003 compared with 73 days as of December 31, 2002.  The Company believes that available funds, anticipated cash flows from operations and the availability of our line of credit will be sufficient to satisfy our current projected working capital and capital expenditure requirements, exclusive of cash required for any possible future acquisitions of businesses, products and technologies, during the next twelve to eighteen months.

The Company regularly evaluates opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise and are successfully completed, may involve the use of cash or equity instruments.

Contractual Obligations and Commitments

The Company entered into a credit agreement (the “Agreement”) as of June 16, 2003, in the amount of $30 million with JPMorgan Chase Bank.  The Agreement replaced the Company’s then existing $15 million credit facility.  The Agreement is available to finance working capital needs and possible future acquisitions. The terms of the Agreement require the Company to maintain a minimum consolidated net worth, among other covenants, measured quarterly, which is equal to $130 million, plus 50% of net income earned after April 1, 2003 and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. The covenants effectively limit the amount of any cash dividends.  The Agreement expires on July 1, 2005.  The Company borrowed and repaid $8,000,000 during the nine months ended September 30, 2003.  At no time during the nine month period ended September 30, 2003 did the Company have more than $5,000,000 outstanding under the line of credit.  As of September 30, 2003, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants.

As of September 30, 2003, the Company did not have any material commitments for capital expenditures. Our principal commitments at September 30, 2003 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter
Capital leases	$1,726,000	$581,000	$986,000	$159,000	$—	$—	$—
Minimum guarantees	754,000	313,000	441,000	—	—	—	—
Operating leases	79,931,000	4,738,000	15,560,000	11,062,000	9,604,000	7,880,000	31,087,000
Total	$82,411,000	$5,632,000	$16,987,000	$11,221,000	$9,604,000	$7,880,000	$31,087,000

Excluded from the operating lease obligations disclosed above is the sublease entered into effective October 31, 2003, with Pharmacia & Upjohn Company, for premises located in Bedminster, New Jersey.  The premises, which the Company will occupy incrementally throughout 2004, consists of two buildings totaling 233,000 square feet and will serve as the Company’s global headquarters.  The new building will consolidate and replace the majority of the current Dendrite facilities located in New Jersey.

As of September 30, 2003, $996,000 of letters of credit were outstanding.

The Company has an agreement with a venture capital fund with a commitment to contribute $1,000,000 to the fund, callable at the discretion of the general partner in $100,000 increments.  As of September 30, 2003, $400,000 has been paid, with $600,000 of commitment remaining.  The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners.

FACTORS THAT MAY AFFECT FUTURE RESULTS

OUR BUSINESS IS HEAVILY DEPENDENT ON THE PHARMACEUTICAL INDUSTRY

Most of our customer relationship management (CRM), sales force automation (SFA) and data products and services are currently used in connection with the marketing and sale of prescription-only drugs. This market is undergoing a number of significant changes. These include:

•                  the significant consolidation of the pharmaceutical industry which may reduce the number of our existing and potential customers;

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

BUSINESS AND ECONOMIC PRESSURES ON OUR MAJOR CUSTOMERS MAY CAUSE A DECREASE IN DEMAND FOR OUR NEW PRODUCTS AND SERVICES

Business and economic pressures on our major customers may result in budget constraints that directly impact their ability to purchase the Company’s products and services offerings.  We cannot assure you that any decrease in demand caused by these pressures will not have a material adverse effect on our business, operating results or financial condition.

OUR LENGTHY SALES AND IMPLEMENTATION CYCLES MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY REVENUES

The selection of a CRM or SFA solution generally entails an extended decision-making process by our customers because of the strategic implications and substantial costs associated with a customer’s license or implementation of the solution.  Given the importance of the decision, senior levels of management of our customers are often involved in the process and, in some instances, its board of directors may also be involved.  As a result, the decision-making process typically takes nine to eighteen months, and in certain cases longer.  Accordingly, we cannot fully control or predict the timing of our execution of contracts with customers.

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

WE MAY BE UNABLE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS OR RESPOND TO TECHNOLOGICAL CHANGE

The market for CRM and SFA products changes rapidly because of frequent improvements in computer hardware and software technology. Our future success will depend, in part, on our ability to:

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

INCREASED COMPETITION MAY RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES

There are a number of other companies that sell CRM and SFA products and related services that specifically target the pharmaceutical industry, including competitors that are actively selling CRM and SFA software products in more than one country and competitors that also offer CRM and SFA support services.  Some of our competitors and potential competitors are part of large corporate groups and have significantly greater financial, sales, marketing, technology and other resources than we have.

While we believe that the CRM and SFA software products and/or services offered by most of our competitors do not address the variety of pharmaceutical customer needs that our solutions address, increased competition may require us to reduce the prices for our products and services.  Increased competition may also result in decreased demand for our products and services.

We believe our ability to compete depends on many factors, some of which are beyond our control, including:

•                  the number and success of new market entrants supplying competing CRM and SFA products or support services;

•                  expansion of product lines by, or consolidation among, our existing competitors; and

•                  development and/or operation of in-house CRM or SFA software products or services by our customers and potential customers.

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

WE FACE RISKS ASSOCIATED WITH OUR ACQUISITIONS

Our business may be materially and adversely affected as a result of the risks associated with our acquisitions, including our recent acquisitions of Synavant and SAI.  As part of our business strategy, we have acquired, and in the future may acquire, businesses that offer complementary products, services or technologies.  These acquisitions are accompanied by substantial risks, including:

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

•                  the diversion of our management’s attention from other business concerns;

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

We are completing the integration of the Synavant business with our other operations.  While we have had success integrating acquired entities into our operations in the past, we cannot guarantee that we will successfully integrate this new business into our operations.

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

OUR SUCCESS DEPENDS ON RETAINING OUR KEY SENIOR MANAGEMENT TEAM AND ON ATTRACTING AND RETAINING QUALIFIED PERSONNEL

Our future success depends, to a significant extent, upon the contributions of our executive officers and key sales, technical and customer service personnel.  Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel.  Due to competition for such personnel, we have at times experienced difficulties in recruiting and retaining qualified personnel and we may experience such difficulties in the future.  Any such difficulties could adversely affect our business, operating results or financial condition.

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

GOVERNMENTAL REGULATION MAY MATERIALLY AND ADVERSELY AFFECT THE COMPANY’S ABILITY TO DISTRIBUTE CONTROLLED SUBSTANCES THROUGH THE MAIL

Through the interactive marketing business we acquired in the Synavant acquisition, we currently distribute controlled substances to doctors’ offices through the mail as part of certain interactive marketing programs provided on behalf of pharmaceutical manufacturers.  It is important to the business that this practice of distributing prescription-only drugs continues. Future legislation may restrict our ability to provide these types of services.  If any such legislation is enacted, it could have a material and adverse effect on the business, operating results and financial condition.

DIFFICULTIES IN SUBLEASING, SELLING OR OTHERWISE DISPOSING OF CERTAIN OF OUR FACILITIES MAY NEGATIVELY IMPACT UPON OUR EARNINGS

We are currently marketing our Piscataway, New Jersey facility.  We also expect to sublease all or a portion of certain other facilities, including facilities acquired as part of the Synavant acquisition.  If the recent real estate downturn continues, it could negatively impact upon our ability to effectively market these facilities.  An inability to successfully dispose of or sublet, as applicable, any of these facilities or to obtain favorable pricing or sublease terms could negatively impact our earnings.

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

PART II.  OTHER INFORMATION

ITEM 6.                   Exhibits and Reports on Form 8-K

(i)  Exhibits

10.44           Sublease dated as of September 17, 2003 between Pharmacia & Upjohn Company and Dendrite International, Inc.

10.45           New Hire Option Grant Authorization — Form of Notice of Stock Option Award, Nonqualified Stock Option Agreement and Appendix.

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

(b)         The Company furnished a Current Report on Form 8-K on August 12, 2003, pursuant to “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” and “Item 12. Results of Operations and Financial Condition” relating to its financial results for the second quarter of 2003.

(c)          The Company filed a Current Report on Form 8-K/A on August 13, 2003, pursuant to “Item 2. Acquisition or Disposition of Assets” and “Item 7. Financial Statements, Pro Forma Financial Information and Exhibits” relating to its acquisition of Synavant Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003

By: JOHN E. BAILYE
John E. Bailye, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: KATHLEEN E. DONOVAN
Kathleen E. Donovan, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.44	Sublease dated as of September 17, 2003 between Pharmacia & Upjohn Company and Dendrite International, Inc.

10.45	New Hire Option Grant Authorization — Form of Notice of Stock Option Award, Nonqualified Stock Option Agreement and Appendix.

31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company and Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company.