Form 10-K
period 2003-12-31
DENDRITE INTERNATIONAL INC
filed 2004-03-15
CIK 880321

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-26138

Dendrite International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey (State or Other Jurisdiction of Incorporation or Organization)	22-2786386 (I.R.S. Employer Identification No.)
1200 Mt. Kemble Avenue Morristown, NJ 07960-6797 (Address of Principal Executive Offices)

(973) 425-1200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒

        The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2003 was $350,144,821 based upon the June 30, 2003, closing price of $12.79 per share.

        The number of shares of common stock outstanding as of March 5, 2004 was 41,039,493.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III.

Note:
Dendrite®, WebForce™, ForcePharma™, ForceMobile™, ForceAnalyzer™, ForceAdministrator®, ForceConfigurator®, Pharbase SFA™, j-force™, jforceNET™, jforceMOBILE™, jforceANALYZER™, Medicheck™, VisiForce®, WebForceCG™, ForceCG™, ForceMobileCG™, ForceAnalyzerCG™, Thought Leader Influence Network™, j-centreSITEWATCH™, ScripMaxCampaign™, j-centre™, j-centreMARKETER™, NUCLEUS Pharma™, Validator™, Organization Manager®, Pharbase™, Docscan®, ScripMax™, ScripMaxAccess™, ScripMaxIQ™, ScripMaxMD™, ScripMaxAction™, j-centreOPTIMIZER™, j-centreSTAGE™, j-centreSYNERGY™, Sample Guardian™, Sample Allocations™, Sample Reporting™ and Computer Systems Validation Services™ are either trademarks or registered trademarks of Dendrite International, Inc. All other service marks, trademarks and trade names referred to in this document are the property of their respective owners.

PART I

ITEM 1. Business

General

        Dendrite International, Inc. (collectively, with its subsidiaries, the "Company," "Dendrite," "we," and "our") was incorporated in 1987 with a mission to improve sales and marketing productivity for the pharmaceutical industry. Since then, through organic growth and strategic acquisitions, Dendrite has consistently broadened its offerings to include a wide range of pharmaceutical sales and marketing solutions.

        Dendrite leverages its extensive knowledge of the pharmaceutical industry's complex and unique selling process to deliver valuable solutions that address today's business issues. Today, Dendrite's products and services are used across 50 countries and Dendrite is clearly a worldwide leader in providing pharmaceutical-focused solutions. With our flexible solutions and global reach, we are able to offer our clients a common technology and service platform, which offers the benefits of consistent performance, delivery and management. Dendrite's customers include the world's top 20 pharmaceutical companies. Our core competencies include the ability to design, develop, implement and train users on industry-specific software solutions. Dendrite also has the ability to quickly and reliably reach thousands of physicians and other healthcare professionals with promotional and drug safety information through a suite of well-branded communication channels. These capabilities are difficult to replicate and we believe set us apart from our competition.

        Dendrite's integrated sales and marketing solutions enable pharmaceutical companies to tie their sales and marketing initiatives together. From clinical trial support to drug sample distribution, from sales automation technology to regulatory compliance, Dendrite helps pharmaceutical and other life sciences companies maximize the effectiveness of their sales and marketing resources.

Dendrite's Solutions

        Dendrite's solutions span the pharmaceutical commercialization process and fit into five main categories which include Sales Effectiveness, Clinical Development, Brand Marketing, Customer Management and Compliance Management.

        Dendrite's main solutions are described below:

1.     Sales Effectiveness

        Sales Effectiveness solutions cover a range of products and services including sales force automation ("SFA") software, technology support services, sales territory management and performance analysis.

        These solutions consist of software and services that enable clients to manage and support their sales forces. Dendrite has a proven history of delivering software and support across the world to sales forces ranging from less than 50 representatives to the world's largest pharmaceutical sales forces of more than 12,000 representatives. Implementing complex software solutions and training pharmaceutical sales forces continues to be a major core competency of Dendrite.

1 a.  Products

        WebForce™. A comprehensive suite of sales force tools used for managing sales territories that includes data sharing, analysis and interfacing capabilities, WebForce™ serves as the basis of the customer relationship management ("CRM") environment for mid-size to large, national and multinational pharmaceutical clients. With country-specific functionality, the WebForce™ product suite offers a common architecture with interfaces that can be configured to support software solutions for various pharmaceutical user markets.

        The WebForce™ product suite includes the following components:

  •
  ForcePharma™.  This desktop, laptop or tablet-based solution is available in multiple configurations to support a variety of users, including field sales, account sales, institution sales, managers and head office. Additionally, ForcePharma™ can be configured to address a client's specific business requirements.

  •
  ForceMobile™.  This Windows™-based handheld application provides functionality comparable to many laptop applications at a reduced cost. It is optimized for growth-focused organizations that require greater portability, instant data access and lower cost of hardware ownership.

  •
  ForceAnalyzer™.  A flexible, easy-to-use data viewing and analysis tool, ForceAnalyzer™ standardizes the decision support and reporting process for all levels of a pharmaceutical sales organization. It enables territory representatives to track the effects of promotional activities and helps managers to achieve sales objectives, assure call-plan compliance and manage promotional program implementation.

  •
  ForceAdministrator®.  This interactive territory-management tool enables pharmaceutical companies to align sales representatives with the right customer, at the right time, with the right product and the right message. It manages product, user and alignment field force changes.

  •
  ForceConfigurator®.  Permits pharmaceutical companies to configure WebForce™ to the requirements of individual sales forces, creating personalized interfaces by enabling users to configure screens, amend text and change parameters.

        Pharbase SFA™.    This European-based solution combines Dendrite's PharBase customer data service with a pre-configured, cost effective SFA solution. Clients using PharbaseSFA™ benefit from our proven track record of providing the pharmaceutical industry with software and services. For those companies that require basic functionality, this solution offers an affordable way to remain competitive in the market.

        j-force™.    This software solution suite was specifically developed for the Asian hospital-driven pharmaceutical market. j-force™ offers solutions such as:

  •
  jforceNET™, a sales channel management solution;

  •
  jforceMOBILE™, a PDA-based sloes solution; and

  •
  jforceANALYZER™, a business intelligence tool.

        VisiForce®.    This application is designed for developing markets around the world. VisiForce® is a complete sales force management system that can be rapidly deployed and is highly configurable and scalable. VisiForce® combines the business model of Dendrite's popular Medicheck™ solution with the more robust and flexible technology platform of Dendrite's WebForce™ solution. Fully functional on PDAs and laptops, VisiForce® also allows companies to use technology appropriate to their budgets and specific market conditions.

        WebForceCG™.    Dendrite has leveraged its experience in delivering SFA technology to the pharmaceutical industry and applied it to the consumer goods industry. Our solution consists of a software solution suite configured to address the needs of this market. This comprehensive, web-enabled product suite guides consumer goods companies in effectively managing objective-driven, bi-directional communication among head office, sales management and remote field sales forces. WebForceCG™ facilitates effective product promotions, management objectives, event activities and funds management. Simultaneously, it provides sales forces with a single, centralized location from which to access product information, enter orders, report shelf conditions, evaluate competitors, record and catalogue client and prospect data and access customer and account databases. The WebForceCG™ suite consists of three core applications (ForceCG™, ForceMobileCG™ and ForceAnalyzerCG™) for sales and marketing units within traditional consumer goods companies, over-the-counter/consumer health care units and generic pharmaceutical divisions.

1 b. Support Services

        In addition to software applications, Dendrite offers a comprehensive range of technical services designed to support field-based technology users. With our strategic acquisition of Synavant Inc. ("Synavant"), we are now able to offer platform-independent technology support. Many of the technical support needs of field-based users are the same whether they use a Dendrite software application or that of another vendor. Examples of this include hardware break/fix and hardware asset management. Our hardware and help desk service centers are trained to support a variety of applications. Typically, services are provided under multi-year contracts.

        The technology support services include:

        Implementation Services.    These services include: the implementation and, if applicable, configuration of a Dendrite or third-party software product to meet customer requirements; loading of data onto the customer's computer hardware; and training customer employees on the technical and business uses of the application(s).

        Technical Support Services.    These offerings include: technical support for software products; continuing support of the customer's database; loading and linking new releases of data; providing software defect resolution; and issuing performance enhancements.

        Data Center Services.    Dendrite provides clients with data storage, cleansing, retrieval and analysis, enabling them to manage large volumes of critical information. We also operate and maintain Company and client servers in state-of-the-art data centers complete with redundant power systems, battery backup capabilities and other contingency options to ensure that clients' systems remain consistently available.

        Call Center Services.    We deliver help desk support services to head office and field technology users, providing responses to support requests and offering a single point of contact and accountability through our call center technology and support personnel. Call center personnel are trained on the core software they support as well as a host of other business-related applications. This group is focused on minimizing downtime due to technical or business-related issues.

        Hardware Support Services.    Dendrite provides complete repair, maintenance, asset control and upgrade support for a wide variety of hardware devices and components to keep sales forces effective and operational. In addition, at the request of certain customers, we may resell computer hardware.

        Training and Educational Services.    Dendrite provides one-time and ongoing training to our clients. We offer a range of training options including remote online learning, computer-based training, just-in-time training and instructor-led classes. Training large numbers of users on the software and, more importantly, the business use of the applications is one of Dendrite's core competencies.

        Additional Ongoing Support Services.    These services include project management as well as assistance in planning and executing realignments of sales territories to allow for more effective resource allocation.

2.     Clinical Development

        Dendrite's Clinical Development solutions support the development and commercialization process that pharmaceutical companies follow to bring therapeutic treatments to market.

        Dendrite's Clinical Development solutions enhance the productivity and speed the process of bringing drugs from testing to market. Solutions that fall into this category include:

        Clinical trial accelerator services that expedite trial site and patient recruitment;

        Thought Leader Influence Network™, which identifies thought leaders in a particular therapy area that can be recruited for trials or for leading the physician community in approaches to treatment;

        Clinical trial effectiveness solutions that bring unique, targeted and efficient approaches to trial support and operation; and

        Proactive risk management solutions to enhance pharmacovigilance and safety initiatives.

        j-centre™.    This suite of applications was designed specifically for the Asian market. The clinical development support component of j-centre™ is:

    •
    j-centreSITEWATCH™.  This application is designed to help manage the clinical trial site identification and management process.

3.     Brand Marketing

        Dendrite's Brand Marketing solutions support direct marketing initiatives such as direct mail, peer-to-peer communications, sample fulfillment and campaign analysis.

        Dendrite offers a full suite of brand marketing solutions that leverage Dendrite's data validation and prescriber tracking capabilities to deliver promotional programs. Combining Dendrite's data capabilities with its promotional analysis solutions allows customers to precisely target their audience. Dendrite's Brand Marketing solutions include:

  Interactive Marketing.    Dendrite's interactive marketing services are dedicated to enhancing the effectiveness and efficiency of pharmaceutical industry direct-to-physician promotional initiatives. We provide targeted prospect identification and list development, call center services that include outbound programs encompassing peer dialogue between medical professionals, as well as inbound programs that support patients, healthcare professionals and professional sales organizations. In the U.S. and select countries we operate fully dedicated, state-of-the-art fulfillment centers that distribute pharmaceutical products, literature and other promotional materials and, in the future, will feature an on-site pharmacy licensed to provide mail-order and direct-to-patient product distribution in the U.S.

  ScripMaxCampaign™.    This application analyzes the impact of marketing campaigns driven by Dendrite's comprehensive longitudinal prescription data (LPD). This analysis helps pharmaceutical companies understand the effect of their marketing initiatives and adjust them to achieve better results.

  j-centre™.    This suite of applications was designed specifically for the Asian market. The brand marketing support component of j-centre™ is:

    •
    j-centreMARKETER™.  This application is designed for marketers to assist with the management of marketing campaigns including segmentation and marketing.

4.     Customer Management

        Dendrite's Customer Management solutions help pharmaceutical companies to manage and understand their customers through the use of data analysis and validation. Proper targeting and segmentation of customers is almost always at the core of the pharmaceutical commercialization process. Our Customer Management solutions are focused on helping pharmaceutical companies accurately and effectively target and segment their customers for maximum impact.

        Pharmaceutical companies' customers can include wholesalers, prescribers and patients. Our Customer Management solutions are primarily focused on the prescriber customer.

        Dendrite's primary customer management solutions are described below:

        NUCLEUS Pharma™.    This comprehensive information management system enables users to capture, centralize and manage customer-related information. NUCLEUS Pharma™ provides sales organizations with a view of each customer based on all available data from any and every source. It enables pharmaceutical companies to define and store unique customer views that support enterprise-wide business activities. This provides sales forces, management, operations and head office personnel with accurate, timely and comprehensive customer information for making critical business decisions.

        Validator™.    This solution keeps customer data clean, up-to-date and verified, by standardizing, matching and merging duplicate information. Validator™ enables pharmaceutical companies to: validate prescribers to ensure that only client-defined prescribers are in their database; repair incorrect or vacant Drug Enforcement Agency, medical education and state license numbers; repair incorrect or outdated address information; and validate addresses to ensure the accuracy and efficiency of customer data.

        Organization Manager®.    This application enables pharmaceutical companies to quickly and effectively respond to changing market conditions and business requirements by simplifying the task of capturing and maintaining sales force demographic information and aligning field sales forces. Organization Manager® lets users create centralized sales representative rosters and alignments that are easily accessible across the entire organization. This permits the efficient management of sales force information in order to effectively deploy and direct field force resources.

        Pharbase™.    This European- and Canadian-based healthcare database service provides a current source of intelligence to pharmaceutical companies. Dendrite receives daily input from an array of information sources such as professional healthcare organizations, doctors, pharmacists, online data sources and pharmaceutical company representatives. Powerful marketing programs can be developed by database subscribers with precise targeting characteristics based on elements such as doctor profile data, response to previous promotional approaches, specialty, interests, areas of influence and socio-demographic data.

        Docscan®.    This physician profiling service enables pharmaceutical clients to analyze physician prescribing behavior, market trends and demographics. Docscan® provides these clients with business intelligence for a broad range of strategic sales and marketing actions, including projecting prescriber product acceptance, predicting consumer utilization and preparing subsequent promotional initiatives. Docscan® is currently available in Italy, Belgium, Spain and the Netherlands.

        ScripMax™.    This U.S.-based suite of business intelligence applications is powered by Dendrite's LPD. ScripMax™ enables pharmaceutical companies to develop powerful and actionable sales and marketing strategies based on analysis of specific patterns of prescribing events. Component applications include:

  •
  ScripMaxAccess™, which gives pharmaceutical companies direct access to and interaction with Dendrite's LPD to perform analysis, conduct market research and generate planning reports;

  •
  ScripMaxIQ™, which provides analysis at the metropolitan statistical area level;

  •
  ScripMaxMD™, which provides the ability to analyze, target and segment at the individual doctor level;

  •
  ScripMaxCampaign™, a Brand Marketing solution described above; and

  •
  ScripMaxAction™, which provides an alert and an accompanying message to a SFA application when a particular prescribing activity is detected.

        Longitudinal Prescription Data, Analytics and Consulting.    Dendrite also provides analytical and consulting services based on the development of a customer-specific database and the application of unique tools. We have developed strategic alliances with a consortium of chain and independent retail pharmacies across the U.S. that are demographically and geographically diverse. These pharmacy partners deliver timely, accurate and anonymous data for incorporation into Dendrite's proprietary algorithms and tools. Through these alliances, Dendrite offers clients access to unique data, that when combined with advanced analytics and predictive modeling capabilities, provides information regarding prescriber behavior not typically available from standard forms of analysis. Dendrite's analytical and consulting services include:

  •
  Promotional response modeling and ROI analysis, forecasting and targeting, segmentation and early adopter studies;

  •
  Incentive and compensation plan design, quota setting and allocation, territory optimization, sales force sizing and business process engineering;

  •
  Sample allocation, management and reconciliation; and

  •
  Safety surveillance, pharmacovigilance/risk management and investigator recruitment.

  j-centre™.    This suite of applications was designed specifically for the Asian and is targeted for head office (headquarters-based) personnel. The head office support components of j-centre™ include:

    •
    j-centreOPTIMIZER™.  This solution is designed for accurate customer segmentation and targeting, resource allocation and optimization;

    •
    j-centreSTAGE™.  This solution is a personalized business intelligence portal; and

    •
    j-centreSYNERGY™.  This solution enables information exchange between pharmaceutical companies and wholesalers.

5.     Compliance Management

        Dendrite offers solutions to help companies maintain compliance with certain of the multitude of regulations to which they are subject. Dendrite's Compliance Management solutions include:

        Sample Guardian™.    This application provides tools used to manage the accountability, compliance and maintenance of critical sample information required by pharmaceutical companies doing business in the U.S. to comply with the regulations promulgated under the Prescription Data Marketing Act.

        Sample Allocations™.    This comprehensive intranet-based solution enables pharmaceutical personnel to manage product sample allocations to the field. Sample Allocations™ automates tasks, at the head office and in the field, related to ordering, managing and processing sample product fulfillment.

        Sample Reporting™.    This reporting solution is designed to provide easy and rapid access to head office users to analyze, report and trend sample information. Based on an optimized query infrastructure, reports are designed and delivered using our business intelligence tools.

        Computer Systems Validation Services™.    This service is focused on ensuring that our clients' software applications and systems meet all business and regulatory requirements through the application of formalized testing exercises, such as the Prescription Drug Marketing Act regulations for 21 CFR Part 11 and Part 203 regulatory testing and validation services.

Customers

        Our major clients consist of multinational pharmaceutical and other life sciences companies including: Abbott; Allergan; AstraZeneca; Aventis; Bayer; Boehringer-Ingelheim; Bristol-Myers Squibb; Celltech Medeva; Dainippon; Eli Lilly; Forest Laboratories; GlaxoSmithKline; Kissei; Merck, Mitsubishi Tokyo; Novartis; Novo Nordisk; Ono Pharmaceuticals; Pfizer; Procter & Gamble; Sankyo; Sanofi; Solvay; Takeda Pharma; Teijin; Tokyo Tanabe; Torii; Tsumura; and Wyeth Lederle.

        Approximately 36% of our total revenues in 2003 and 2002 came from our largest client, Pfizer. Approximately 41% and 10% of our total revenues in 2001 came from Pfizer and Bristol-Myers Squibb, respectively.

Competition

        Our solutions compete with others principally on the basis of industry applicability and product flexibility. They also compete on the basis of name recognition, global competence, service standards, cost, breadth of customer base and technical support and service. We believe that our solutions compete favorably with respect to these factors, and that we are positioned to maintain strong market leadership through innovative new product and application developments and continued focus on support services.

        While we face a number of significant competitors in each of our specific market areas, with our recent acquisitions, we believe that there is no single competitor that currently offers our breadth of solutions in the pharmaceutical and life sciences industries on a worldwide basis. We expect competition to increase as new competitors enter our markets and as existing competitors expand their product lines, consolidate or offer more compelling solutions. We believe that we have distinguished ourselves and are well positioned in the pharmaceutical market due to our combination of deep pharmaceutical business knowledge, recognized technical support, depth of personnel experienced in the pharmaceutical industry and the quality of our proprietary products and product architecture which is uniquely suited to the pharmaceutical industry. In addition, we face competition from current customers and potential customers who may elect to design and install or operate their own systems.

Research and Development

        We continue to take advantage of new technologies in developing new products and services. We work closely with our customers to develop new products designed directly for their business needs. This approach requires less upfront research costs, therefore keeping our research and development expenditures relatively flat. We recorded approximately $11,633,000, $10,396,000 and $11,104,000 of research and development expense in the years ended December 31, 2003, 2002 and 2001, respectively.

        Dendrite has capitalized certain costs related to the development of new software products and the enhancement of existing software products consistent with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."

Capitalized software development costs net of accumulated amortization were $6,126,000 and $5,605,000 at December 31, 2003 and 2002, respectively.

Proprietary Rights

        Dendrite relies on a combination of methods to protect our proprietary rights, including:

  •
  trade secret, copyright and trademark laws;

  •
  non-disclosure and other restrictive covenants with our customers, vendors and strategic partners; and

  •
  non-disclosure and other restrictive covenants with our executive officers and other key and technical employees and consultants.

        Existing U.S. copyright laws provide only limited protection for our proprietary rights, and even less protection may be available under foreign laws.

Employees

        As of December 31, 2003, the Company employed 2,524 employees: 1,549 in the U.S. and Canada; 636 in Europe; 212 in the Pacific Rim; and 127 in Latin America. The primary increase in headcount from 2002 to 2003 was due to the addition of 869 employees associated with the Synavant acquisition.

Geographical Areas

        See Note 17 to the Consolidated Financial Statements concerning information relating to the Company's geographic areas.

Executive Officers

        The following table identifies the current executive officers of the Company:

Name	Age	Capacities in Which They Serve
John E. Bailye	50	Chairman of the Board and Chief Executive Officer
Paul L. Zaffaroni	57	President and Chief Operating Officer
Kathleen E. Donovan	43	Senior Vice President and Chief Financial Officer
Christine A. Pellizzari	36	Senior Vice President, General Counsel and Secretary
Mark H. Cieplik	49	Senior Vice President
Garry D. Johnson	52	Senior Vice President and Chief Technology Officer
Marc Kustoff	48	Senior Vice President
Jean-Paul Modde	39	Senior Vice President

        Each executive officer serves at the discretion of the Board of Directors.

        John E. Bailye has served as Chief Executive Officer and Director since the Company's founding in 1987 and since 1991 in the additional position of Chairman of the Board. Prior to 1987, Mr. Bailye served as Managing Director of Foresearch Pty., Limited ("Foresearch"), a consulting company to the pharmaceutical industry in Australia. Mr. Bailye served in that capacity from the time he acquired Foresearch in 1976 until he sold the company in 1986. Mr. Bailye served as a market researcher for Foresearch prior to 1976. Mr. Bailye holds a Bachelor's of Commerce in Finance, Marketing and Business from the University of New South Wales.

        Paul L. Zaffaroni has served as President and Chief Operating Officer of Dendrite since 2001. Prior to joining the Company, Mr. Zaffaroni spent 10 years at Acxiom Corporation, serving in various capacities including Corporate Sales Leader, Division Leader and Senior Vice President. Prior to Acxiom, Mr. Zaffaroni spent 21 years at IBM Corporation. Mr. Zaffaroni holds a Bachelors of Science in Business Administration from Youngstown State University.

        Kathleen E. Donovan has served as Senior Vice President and Chief Financial Officer since March 2003. Ms. Donovan has been with Dendrite since 1997 and has previously served as Vice President and Acting Chief Financial Officer, Vice President and Treasurer, Vice President and Chief Financial Officer of American Operations, Vice President and Corporate Controller, and Vice President of Financial Operations. Prior to joining the Company, Ms. Donovan spent 14 years at Unisys Corporation, most recently as Director of Corporate Financial Planning. Ms. Donovan holds a Bachelors of Science in Finance from Georgetown University.

        Christine A. Pellizzari has served as Senior Vice President, General Counsel and Secretary since 2000. Ms. Pellizzari served as Associate Counsel from 1998 to 2000. Prior to joining the Company, Ms. Pellizzari was an Associate at Wilentz, Goldman & Spitzer, P.A. from 1995 to 1998 and law clerk to the Honorable Reginald Stanton, Superior Court of New Jersey, from 1994 to 1995. Ms. Pellizzari holds a Bachelors of Arts in Legal Studies from the University of Massachusetts at Amherst and a Juris Doctorate from the University of Colorado School of Law.

        Mark H. Cieplik has served as Senior Vice President responsible the Company's operations and sales efforts for a major customer since 2002 and, additionally, for clinical services since 2003. Mr. Cieplik has been with Dendrite since 1997, previously serving in key senior positions including Senior Vice President, Worldwide Sales. Prior to joining the Company, Mr. Cieplik served as Vice President of Americas of Interleaf, Inc. from 1995 to 1997 and Director of North America Major Accounts for System Software Associates from 1991 to 1995. Mr. Cieplik also served in various capacities with IBM from 1976 until 1991. Mr. Cieplik holds a Bachelors of Science in Marketing from Millikin University.

        Garry D. Johnson has served as Senior Vice President and Chief Technology Officer since November 2003. Mr. Johnson has been with Dendrite since 2000 and has previously served as Vice President of North American Technical Operations. Prior to joining the Company, Mr. Johnson previously served as Vice President of Information Technology at Boron Lepore and, prior to that, as Director, IT Strategy & Quality, at Allied Signal. Mr. Johnson holds a Bachelors of Arts in Management from Fairfield University.

        Marc Kustoff has served as Senior Vice President responsible for North American sales and marketing efforts since November 2003. Mr. Kustoff has been with Dendrite since 2000 and has previously served as Senior Vice President and Chief Technology Officer. Prior to joining the Company, Mr. Kustoff served as Vice President, Information Systems at Parke-Davis Pharmaceutical Co., and has held information technology management positions at Corning Life Sciences, Inc. and Rhone-Poulenc Rorer, Inc. Mr. Kustoff holds a Bachelors of Arts degree in Philosophy from the State University of New York, Master's in Labor and Industrial Relations from Michigan State University and Master's in Information Systems from Long Island University.

        Jean-Paul Modde has served as Senior Vice President responsible for international sales and marketing and operations since June 2003. Mr. Modde has been with Dendrite since 1988, previously serving in other key management positions including: Senior Vice President, Asia/Pacific and Latin American region; Regional Director, Latin America; and Sales Director, Europe. Mr. Modde holds a Bachelors of Science in Computer Science from Macquarie University, Australia.

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

        You may also read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information which the Company files electronically with the SEC.

ITEM 2. Properties

        The Company leases the following facilities in the U.S.: a 101,500 square foot building in Morristown, New Jersey, which serves as our current corporate headquarters; a 137,000 square foot facility in Totowa, New Jersey, which serves as a distribution center, warehouse and call center for our interactive marketing business; a 33,000 square foot facility in Bridgewater, New Jersey, which serves as administrative offices; a 26,280 square foot building in Basking Ridge, New Jersey, which houses customer support personnel; a 37,745 square foot building in Bethlehem, Pennsylvania and a 15,000 square foot warehouse in Somerset, New Jersey, both of which serve as hardware repair and maintenance facilities; 10,038 square feet of office space in Stroudsburg, Pennsylvania, which houses customer support personnel; a 100,000 square foot facility in Chesapeake, Virginia, which houses a data and call center; a 67,000 square foot facility in Norcross, Georgia, which serves as a data and call center and hardware repair and maintenance facility; and a 9,490 square foot office in Durham, North Carolina, which houses certain employees in our data and analytics business. The Company also leases a 233,000 square foot facility in Bedminster, New Jersey, which will serve as our corporate headquarters commencing in the latter part of 2004 and at which time we will consolidate several of our New Jersey facilities. The Bedminster facility is subleased from Pharmacia & Upjohn Company, a subsidiary of Pfizer, Inc.

        We also lease a total of 204,320 square feet for local management, sales offices and operations in the following countries: Australia, Austria, Belgium, Brazil, Canada, Colombia, China, France, Germany, Greece, Hungary, Italy, Japan, Mexico, The Netherlands, New Zealand, Portugal, South Korea, Spain and the United Kingdom.

        The Company owns a 145,000 square foot building in Piscataway, New Jersey, which was purchased for the purpose of establishing a new U.S. operations facility to accommodate the Company's growth. In connection with its second quarter 2001 restructuring plan, the Company determined to shift its operations to other existing facilities and therefore determined to sell this facility. See Notes 1, 3 and 7 to the Consolidated Financial Statements.

ITEM 3. Legal Proceedings

        Dendrite is from time-to-time involved in litigation relating to personnel and other claims arising in the ordinary course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business.

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        (a)   Market Information

        The Company's common stock, no par value, is quoted on the Nasdaq National Market System under the symbol "DRTE."

        The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported by the Nasdaq National Market System.

Period	High	Low
Quarter Ended December 31, 2003	$17.89	$13.08
Quarter Ended September 30, 2003	15.70	12.12
Quarter Ended June 30, 2003	13.43	8.28
Quarter Ended March 31, 2003	10.29	6.18
Quarter Ended December 31, 2002	$8.38	$5.10
Quarter Ended September 30, 2002	10.46	4.80
Quarter Ended June 30, 2002	14.04	9.36
Quarter Ended March 31, 2002	15.80	9.79

        (b)   Approximate Number of Equity Security Holders

        As of March 5, 2004, there were approximately 336 holders of record of our common stock.

        (c)   Dividends

        The Company has never paid any cash dividends on its common stock and does not intend to pay any cash dividends on common stock in the foreseeable future. If the Company were to consider paying cash dividends, certain of the covenants of the Company's line of credit may limit the amount of any such dividends we may pay. See Note 11 to the Consolidated Financial Statements and "Liquidity and Capital Resources" in Item 7 for a discussion of our credit agreement.

ITEM 6.    Selected Consolidated Financial Data

	Year Ended December 31,
	2003(a)	2002	2001	2000	1999
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Revenues:
License fees	$10,860	$13,507	$18,695	$23,966	$24,244
Services	310,247	212,249	208,667	194,093	152,118

	321,107	225,756	227,362	218,059	176,362

Cost of revenues:
Cost of license fees	4,915	4,730	4,897	3,420	2,360
Purchased software impairment(b)	—	—	2,614	—	—
Cost of services	158,597	106,817	117,312	91,967	76,057

	163,512	111,547	124,823	95,387	78,417

	157,595	114,209	102,539	122,672	97,945

Operating expenses:
Selling, general and administrative	111,139	77,301	94,578	67,884	56,927
Research and development	11,633	10,396	11,104	10,875	7,669
Mergers and acquisitions	—	—	—	—	3,466
Restructuring (benefit) expense(c)	—	(47)	6,110	—	—
Asset impairment(d)	—	1,832	11,723	—	—

	122,772	89,482	123,515	78,759	68,062

Operating income (loss):	34,823	24,727	(20,976)	43,913	29,883
Interest income, net	731	1,085	2,439	3,541	1,880
Other income (expense)	560	(149)	3	5	(189)

Income (loss) before income tax expense	36,114	25,663	(18,534)	47,459	31,574
Income tax expense (benefit)	15,054	10,265	(6,063)	16,848	12,234

Net income (loss)	$21,060	$15,398	$(12,471)	$30,611	$19,340

Net income (loss) per share:
Basic	$0.52	$0.39	$(0.31)	$0.78	$0.51

Diluted	$0.51	$0.38	$(0.31)	$0.74	$0.48

Shares used in computing net income (loss) per share:
Basic	40,340	39,872	39,681	39,354	37,725

Diluted	41,415	40,127	39,681	41,344	40,599

	As of December 31,
	2003	2002	2001	2000	1999
	(In Thousands)
Balance Sheet Data:
Working capital	$48,909	$86,037	$93,721	$113,738	$78,131
Total assets	262,457	188,476	166,483	175,903	124,720
Capital lease obligation, less current portion	187	275	—	—	285
Stockholders' equity	176,135	146,759	128,847	153,298	101,116

(a)
Includes the operating results of Synavant Inc. for the period from June 16, 2003 through December 31, 2003.

(b)
Purchased software impairment is discussed in Note 1 to the Consolidated Financial Statements.

(c)
Restructuring charge is discussed in Note 2 to the Consolidated Financial Statements.

(d)
Asset impairment is discussed in Notes 3 and 7 to the Consolidated Financial Statements.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our strategy, future operations, future expectations or future estimates, future financial position or results and future plans and objectives of management. Those statements in this Form 10-K containing the words "believes," "anticipates," "plans," "expects" and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical and consumer packaged goods industries. All such forward-looking statements involve significant risks and uncertainties, including those risks identified in this Form 10-K under "Factors That May Affect Future Results," many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ materially from those indicated by the forward-looking statements included in this Form 10-K, as more fully described under "Factors That May Affect Future Results." In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-K, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results or changes in assumptions, expectations or projections. In addition, our financial and performance outlook concerning future revenues, margins, earnings, earnings per share and other operating or performance results does not include the impact of any future acquisitions, future acquisition-related expenses or any future restructuring or other charges that may occur from time-to-time due to management decisions and changing business circumstances and conditions.

EXECUTIVE OVERVIEW

        We provide a broad array of solutions worldwide that enable pharmaceutical and other life science companies to strategically optimize their sales and marketing channels and clinical resources. Our strategy is to continue to diversify and expand our solutions portfolio, customer base and geographic reach by leveraging our extensive knowledge of the pharmaceutical and life sciences industries and capitalizing upon our deep relationships in these industries. We have and will continue to rely on both internal growth and acquisitions to meet to our growth objectives.

        Our acquisition of Synavant in 2003 and its subsequent integration into our business is an important milestone in our history. This acquisition diversifies and expands our solutions portfolio, particularly as it relates to the pharmaceutical marketing channel, by adding interactive marketing services in the U.S. and abroad, as well as new data and services solutions in Europe. Additionally, our sales force effectiveness capabilities have extended beyond clients using Dendrite's sales force effectiveness software solutions to those using software products of our competitors. This expansion outside of supporting only our own software users has provided us the opportunity to gain an additional recurring revenue base with several key global pharmaceutical companies. Finally, this acquisition diversifies and expands our geographic reach, particularly in Europe, and enables us to capitalize on economies of scale within certain geographic markets.

        As we enter 2004, we have more solutions and a broader customer base than ever before and we believe that this combination presents significant opportunity for future growth. However, as we seek to expand our business, we face competition not only from other companies, but also from solutions developed internally by our clients. As a result, we plan to increase our investments in marketing and sales resources and programs in fiscal 2004 to help us better sell in this challenging climate. Our future growth will be dependent on our ability to further penetrate the markets in which we operate and increase the adoption rate of our expanded portfolio of solutions.

        We evaluate our performance based upon a number of operating metrics. Chief among these are revenues, services gross margin percent, operating margins, earnings per diluted share, operating cash flow and days sales outstanding. All of these items are addressed in detail throughout the MD&A. Fiscal 2003 was a significant year for us, as we saw the execution of our strategy yield strong growth in revenues, operating margin and earnings per share. We also continued to exhibit strong cash generation attributes, improving days sales outstanding from the prior year and generating a strong positive operating cash flow, even as we paid off a significant amount of liabilities associated with the Synavant acquisition.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

        A critical accounting policy is one that is both very important to the portrayal of a company's financial position and results of operations and requires management's most difficult, subjective or complex judgments. The Company believes its critical accounting policies to be revenue recognition, acquisitions, impairments, income taxes and restructuring.

Revenue Recognition

        The area of revenue recognition requires the Company's management to make significant judgments and estimates. AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," governs revenue recognition for arrangements that include software which is more than incidental to the arrangement. Under SOP 97-2, if a sale of software includes services that are essential to the functionality of the software, then the software and essential services are to be accounted for using contract accounting as described in Accounting Research Bulletin 45, "Long-Term Construction-Type Contracts," and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The determination of whether or not services are essential to the functionality of the software can differ from arrangement to arrangement and requires the use of significant judgment by management. Factors used in determining whether or not services are essential to the functionality may include: whether or not physical changes are being made to the software's underlying source code; the complexity of software configuration services; the level of effort required to build interfaces; the overall relationship of the service fees to the license fees; the length of time expected to complete the services; and whether or not the services can be obtained by a customer from their internal resources or another third-party vendor. If services are not considered to be essential to the functionality of the software, SOP 97-2 generally allows companies to recognize revenue for software licenses upon delivery of the licenses, prior to configuration or implementation services, provided that the other requirements of the SOP are met. In management's judgment, the Company's configuration and implementation services generally are essential to the functionality of its software. Therefore, the Company typically recognizes revenues using the percentage-of-completion method as detailed in SOP 81-1.

        Many of the Company's arrangements include multiple deliverables. In the absence of higher-level specific authoritative guidance, the Company determines the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a stand-alone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and if the arrangement includes a general right of return relative to the delivered element, if delivery or performance of the undelivered element is considered probable and is substantially within the Company's control. The determination of whether or not arrangements meet these criteria requires significant judgment on the part of the Company's management. If the Company's arrangements did not meet the separation criteria of EITF 00-21, the timing of revenue recognition could be delayed.

        The percentage-of-completion method of revenue recognition requires management to use significant estimates in measuring the progress-to-completion for each project. For its license fee and implementation service projects, the Company uses the input measure of labor incurred as compared with total expected labor for the entire project. The determination of total project labor requires the use of significant judgment and estimates. We review these estimates on a monthly basis. Actual results could differ from these estimates, which would impact the amount of revenue previously recognized, had better estimates been available at the time.

Accounting for Acquisitions and Related Accruals

        The accounting related to purchase combinations carried out by the Company requires management to estimate the fair value and useful life of the assets acquired and the fair value of the liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. We also utilize appraisal reports issued by third-party appraisers. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values, useful lives, or both, would be required.

        During 2002, in connection with the purchase accounting related to the SAI acquisition, the Company established an accrual related to costs which would be incurred in connection with exiting SAI's headquarters facility.

        During 2003, in connection with the purchase accounting related to the Synavant acquisition, the Company established certain accruals related to costs that we expect will be incurred in connection with exiting multiple former Synavant facilities and eliminating certain former Synavant positions. These accruals were based on estimates made at the time of acquisition. The liability accrued for expenses to be incurred in exiting certain Synavant facilities includes assumptions related to sublease income which offsets future lease obligations. The underlying subleases are not in place for all facilities and the future placement of subleases, including the timing and terms and conditions of subleases, could be different than our assumptions.

Accounting for Impairments

        We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. If indicators of impairment are present, we evaluate the recoverability of the long-lived assets, other than goodwill and indefinite lived intangibles, by estimating future undiscounted cash flows that are directly associated with and expected to arise as a direct result of the use and eventual disposition of the long-lived asset. If this estimate of future undiscounted cash flows demonstrates that recoverability is not probable, an impairment loss would be calculated and recognized based on the excess carrying value of the long-lived asset over the long-lived asset's fair value. The estimate of the fair value and the future undiscounted cash flows of the underlying long-lived assets are based on significant judgments and assumptions.

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

  •
  Significant changes in our use of acquired assets or the strategy for our overall business; and

  •
  Significant negative industry or economic trends.

        On an annual basis, or when we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we calculate and compare the fair value of our reporting unit to its carrying value. We currently have only one reporting unit. If the carrying value exceeds the fair value, we calculate the implied fair value of the goodwill for our reporting unit and compare it to the carrying value of the goodwill for our reporting unit. If the implied fair value of the goodwill were less than the carrying value of the goodwill, we would recognize in our consolidated statement of operations an impairment loss equal to such difference, not to exceed the carrying value.

        On an annual basis, or when we determine that the carrying value of an indefinite lived intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we calculate and compare the fair value of the indefinite lived intangible asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss will be recognized in an amount equal to the difference. If we deem the useful life to be no longer indefinite, after testing for impairment in accordance with the applicable rules stated above, we would amortize the intangible asset over its remaining estimated useful life, following the pattern in which the expected benefits will be consumed or otherwise used up as well as continue to review for impairment in the future on an annual basis.

Accounting for Income Taxes

        Deferred tax assets and liabilities represent the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences, all of which require significant management judgments. Management must believe it is more likely than not that the recorded net deferred tax asset will be realized. Realization is dependent on generating sufficient taxable income of a specific nature prior to the expiration of the loss carryforwards, capital loss and foreign tax credit carryforwards. The asset may be reduced if estimates of future taxable income during the carryforward period are reduced.

Accounting for Restructuring

        During 2001, the Company recognized costs in connection with a restructuring plan which involved a reduction in the size of the Company's work-force, downsizing of certain facilities and relocation of certain activities. The restructuring-related costs were based upon formal plans approved by the Company's management using the information available at the time. See Note 2 to the Consolidated Financial Statements for further discussion of the restructuring and related charges.

MERGERS AND ACQUISITIONS

        We regularly evaluate opportunities to acquire products or businesses that represent strategic enhancements to our operations. Such acquisition opportunities, if they arise, may involve the use of cash or equity instruments. The Company has made the following acquisitions over the last three years:

Synavant Inc.

        As discussed in Note 4 to the Consolidated Financial Statements, on June 16, 2003, we completed our acquisition of Synavant. Synavant provided a broad range of knowledge-based services to pharmaceutical and other life science companies around the world. Its global solutions included pharmaceutical CRM applications, interactive marketing, server and database management, dedicated local help-line support, training, telemarketing, sample management and product recall services. Synavant was headquartered in Atlanta, Georgia, and had offices in 21 countries. We believe that combining Synavant's resources with Dendrite's resources creates a more comprehensive information, software and services company dedicated to the global life sciences industry, and further enhances our ability to provide market leading solutions to the sales, marketing and clinical functions of pharmaceutical and other life science companies. Synavant's results of operations have been included in the accompanying Consolidated Financial Statements since the date of acquisition.

        The aggregate purchase price for Synavant was approximately $55,130,000, including consideration paid for the common stock ($3.22 per share) and approximately $3,445,000 of legal and professional fees incurred in connection with the transaction. The third-party valuation of certain intangible assets was finalized during the fourth quarter of 2003 when we also finalized our restructuring plan to eliminate certain former Synavant positions and exit certain former Synavant facilities due to redundancies and gained efficiencies.

        In connection with the acquisition, we exited certain former Synavant facilities and eliminated certain former Synavant positions. We accrued approximately $22,102,000 at June 16, 2003, for liabilities associated with the cost of completing the restructuring plan. The components of this accrued liability were approximately $13,042,000 of severance costs for former Synavant positions being eliminated and approximately $9,060,000 of costs to exit former Synavant facilities. During the fourth quarter of 2003, we reduced the liabilities related to the restructuring plan by approximately $2,442,000 based on management's revised estimate of the total cost. The components of the reduction to the accrued liability were approximately $2,272,000 for lower expected severance costs for former Synavant positions being eliminated and approximately $170,000 for lower costs to exit certain former Synavant facilities. This reduction was recorded by an adjustment within goodwill in the accompanying 2003 consolidated balance sheet. We believe the accrued liability as of December 31, 2003 will be adequate to cover the costs which will be incurred related to the restructuring.

        The liability accrued for expenses incurred in exiting certain Synavant facilities includes assumptions related to sublease income which offsets future lease obligations. The underlying subleases are not in place for all facilities and the future placement of subleases, including the timing and terms and conditions of subleases, could be different than the assumptions and impact future results of operations.

Software Associates International

        On September 19, 2002, the Company acquired Software Associates International ("SAI"), a privately held company based in New Jersey. SAI provided software products and solutions that enabled corporate level sales and marketing analysis for pharmaceutical companies. These solutions are complementary to the Company's core suite of business products. The results of SAI's operations have been included in the Consolidated Financial Statements since the acquisition date.

        The aggregate purchase price for SAI was approximately $16,739,000 which consisted of: cash of approximately $15,092,000; accrued professional service fees of approximately $410,000; and options to purchase Dendrite common stock valued at approximately $1,237,000. The fair value of the stock options was estimated using the Black-Scholes valuation model. The Company finalized a third-party valuation of certain intangible assets and its evaluation of acquired facilities and personnel for redundancy.

        The Company recorded $7,634,000 of goodwill and $4,694,000 of acquired intangible assets, of which approximately $732,000 was assigned to registered trademarks that are not subject to amortization. The remaining $3,962,000 of acquired intangible assets includes purchased software development costs of approximately $2,441,000, approximately $328,000 of non-compete agreements and approximately $1,193,000 of customer relationship assets.

        In connection with the acquisition of SAI, the Company developed an exit plan. The exit plan consisted of closing a facility in Mt. Arlington, New Jersey, and relocating the operations to the Company's other facilities in New Jersey. The Company accrued as part of the acquisition costs the costs to terminate certain leases amounting to $3,252,000. The Company closed the facility during the first quarter of 2003.

Pharma Vision

        On August 12, 2002, the Company acquired Pharma Vision for cash consideration of approximately $700,000, including approximately $50,000 of professional service fees. Pharma Vision collected and sold data for customer targeting that pharmaceutical representatives use in Europe and provided support to pharmaceutical customers in Belgium and The Netherlands. The results of Pharma Vision's operations have been included in the consolidated financial statements since the date of acquisition.

RESULTS OF OPERATIONS

        The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31
	2003	2002	2001
Revenues:
License fees	3%	6%	8%
Services	97	94	92

	100	100	100
Costs of Revenues:
Cost of license fees	2	2	2
Purchased software impairment	—	—	1
Cost of services	49	47	52

	51	49	55

Gross Margin	49	51	45
Operating Expenses:
Selling, general and administrative	34	34	41
Research and development	4	5	5
Restructuring charge	—	—	3
Asset impairments	—	1	5

Total operating expenses	38	40	54

Operating income (loss)	11	11	(9)
Interest and other income	1	1	1

Income (loss) before income taxes	12	12	(8)
Income tax (benefit) expense	5	5	(2)

Net Income (loss)	7%	7%	(6)%

NON-GAAP

        We use non-GAAP adjusted amounts internally in reviewing and evaluating our historic period-over-period operating performance as well as our combined business performance, and also use such information in managing the overall business. All such non-GAAP information is supplemental to information presented in accordance with generally accepted accounting principles (GAAP) and is not intended to represent a presentation in accordance with GAAP and should not be considered as a substitute for, or superior to, measures of performance prepared and presented in accordance with GAAP.

        The following discussion of our results of operations includes the results of Synavant for the period from the June 16, 2003 acquisition date. The following discussion of our results of operations also, where indicated, segregates and reconciles the results of Synavant to total Company results. We believe that segregating Synavant's results from the date of acquisition provides investors with useful information, on a comparative basis, on the impact of Synavant on overall Company operations for the year ended December 31, 2003. We also believe that information concerning Synavant's contribution to 2003 revenues provides investors additional information concerning Dendrite's historical business performance.

YEAR ENDED DECEMBER 31, 2003 AND 2002

        REVENUES.    Total revenues increased to $321,107,000 for the year ended December 31, 2003, up $95,351,000, or 42%, from $225,756,000 for the year ended December 31, 2002. Approximately 23.5% of the total revenues for the year ended December 31, 2003 were recognized from Synavant. Excluding the revenues recognized from Synavant, revenues increased approximately 9%, for the year ended December 31, 2003 over the corresponding prior year period. Synavant's revenue contribution in 2004 is not expected to be as significant as the annualized contribution in 2003 due to customer cancellations that were known at the time of the acquisition and a large one-time rollout in the third and fourth quarters of 2003.

        License fee revenues decreased to $10,860,000 for the year ended December 31, 2003, down $2,647,000, or 20%, from $13,507,000 for the year ended December 31, 2002. This decrease is primarily related to sales to new clients as well as purchases of additional user licenses by existing customers who increased the sizes of their sales forces during the third and fourth quarters of 2002. License fees are, by nature, non-recurring items and fluctuate from year-to-year.

        Service revenues increased to $310,247,000 for the year ended December 31, 2003, up $97,998,000, or 46%, from $212,249,000 for the year ended December 31, 2002. Approximately 23.8% of the service revenues for the year ended December 31, 2003 were recognized from Synavant, of which approximately 2.3% was attributable to pass-through postage of the interactive marketing business. Excluding the results of Synavant, service revenues increased 11%, for the year ended December 31, 2003 over the corresponding prior year period. This increase was primarily driven by the Company's growth of approximately 20% in our domestic technical services, 17% in our domestic sales support services, 10% in our international services as well as our data and consulting business more than doubling during the year, offset in part by a 27% decrease in low gross margin revenue.

        COST OF REVENUES.    Total cost of revenues increased to $163,512,000 for the year ended December 31, 2003, an increase of $51,965,000, or 47%, from $111,547,000 for the year ended December 31, 2002. The primary drivers of the increase in cost of revenues were attributable to our recent acquisitions.

        Cost of license fees increased to $4,915,000 for the year ended December 31, 2003, an increase of $185,000, or 4%, from $4,730,000 for the year ended December 31, 2002. Cost of license fees for the year ended December 31, 2003 is comprised of the amortization of capitalized software development costs and purchased software costs of $2,654,000 and $609,000, respectively, and third-party vendor license fees of $1,652,000. Cost of license fees for the same period in 2002 is comprised of the amortization of capitalized software development costs and purchased software costs of $2,601,000 and $166,000, respectively, and third-party vendor license fees of $1,963,000. The increase in amortization of purchased software costs relate primarily to a full year's amortization of the assets obtained from the SAI acquisition.

        Cost of services increased to $158,597,000 for the year ended December 31, 2003, up $51,780,000, or 48%, from $106,817,000 for the year ended December 31, 2002. The increase in cost of services is primarily a result of the additional costs due to the increase in headcount and associated costs from the Synavant and SAI acquisitions as well as pass-through postage expenses of approximately $7,361,000 from the Synavant acquisition. These increases are offset, in part, by decreases in Dendrite's traditional low gross margin revenue and efficiencies gained from cost reduction actions in the third quarter of 2002.

        GROSS MARGIN.    Total gross margin for the year ended December 31, 2003 and 2002 was 49% and 51%, respectively.

        Gross margin for license fees was 55% for the year ended December 31, 2003, down from 65% for the year ended December 31, 2002. The decrease in gross margin was primarily impacted by increased amortization of purchased software costs relating to the assets obtained from the SAI acquisition, as well as lower license fee revenues.

        Gross margin for services was 49% and 50% for the years ended December 31, 2003 and 2002, respectively. This decrease in gross margin for services is attributable to the inclusion of certain Synavant lower margin business, including approximately $7,361,000 of pass-through postage. These decreases are offset, in part, by a decrease in Dendrite's traditional low gross margin revenue and the efficiencies gained from Dendrite's cost reduction actions in the third quarter of 2002.

        SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES.    SG&A expenses increased to $111,139,000 for the year ended December 31, 2003, up $33,838,000, or 44%, from $77,301,000 for the year ended December 31, 2002. This increase reflects the additional operating costs from the Synavant and SAI acquisitions and amortization expense related to the Synavant and SAI acquisitions, partially offset by the impact of the Company's third quarter 2002 cost reduction measures. As a percentage of revenues, SG&A increased slightly to 35% of revenues for the year ended December 31, 2003, from 34% for the year ended December 31, 2002. While we expect to realize a reduction in SG&A costs due to integration synergies and other cost saving initiatives executed in the second half of 2003, we also plan to use most of these savings to fund future investments in sales and marketing initiatives directed at selling our expanded product offerings.

        RESEARCH AND DEVELOPMENT (R&D) EXPENSES.    R&D expenses increased to $11,633,000 for the year ended December 31, 2003, up $1,237,000, or 12%, from $10,396,000 for the year ended December 31, 2002. The increase in R&D expenses relates to higher employment costs due to the increase in headcount from the SAI acquisition. As a percentage of revenues, R&D expenses decreased to 4% for the year ended December 31, 2003 from 5% for the year ended December 31, 2002.

        ASSET IMPAIRMENT.    During the year ended December 31, 2002, we reviewed the carrying value of our long-lived assets including the facility held for sale. Based upon a third-party valuation, the carrying value of the facility held for sale was adjusted to $6,900,000, which approximated its fair value less costs to sell. The resulting $1,832,000 impairment loss was recorded as a separate line item in the consolidated statement of operations.

        OTHER INCOME (EXPENSE).    Other income (expense) increased to $560,000 for the year ended December 31, 2003, up $709,000, from $(149,000) in 2002. This increase was primarily attributable to payments made to the Company in settlement of certain litigation to which we were a party.

        PROVISION FOR INCOME TAXES.    The annual estimated effective tax expense rate recorded for the year ended December 31, 2003 was approximately 42%, compared to 40% for the year ended December 31, 2002. In connection with the Synavant integration, the Company determined which foreign entities would be dissolved and performed a reforecast of projected taxable income by jurisdiction and recognized a full valuation allowance on a net operating loss carry-forward for one of its foreign subsidiaries of approximately $608,000, which increased the effective tax expense rate by 2%.

YEARS ENDED DECEMBER 31, 2002 AND 2001

        REVENUES.    Total revenues decreased to $225,756,000 for the year ended December 31, 2002, down $1,606,000, or 1%, from $227,362,000 for the year ended December 31, 2001.

        License fee revenues decreased to $13,507,000 for the year ended December 31, 2002, down $5,188,000, or 28%, from $18,695,000 for the year ended December 31, 2001. License fees are, by nature, non-recurring items and fluctuate from year-to-year. The majority of license fee revenue recognized during the year ended December 31, 2002 related to sales to new clients as well as purchases of additional user licenses by existing customers who increased the size of their sales forces. The decrease in license fee revenues from 2001 to 2002 was primarily due to fewer software upgrades by existing customers in 2002 as compared to 2001. License fee revenues increased during the fourth quarter of 2002 by 106% from the fourth quarter of 2001 and 152% during the third quarter of 2002 from the third quarter of 2001. These increases were caused by additional license purchases by a large existing customer as well as a sale to a new customer.

        Service revenues increased to $212,249,000 for the year ended December 31, 2002, up $3,582,000, or 2%, from $208,667,000 for the year ended December 31, 2001. Service revenues as a percentage of total revenues were 94% in 2002 as compared to 92% in 2001. The Company's results reflected growth in technical and hardware support services and international operations offset by a decrease in its domestic sales support services of approximately 13% compared to 2001. The decrease in domestic sales support services was primarily attributable to the roll-off of a large customer.

        Service revenues were atypically high in the fourth quarter of 2001. This was a result of our largest customer completing a major rollout for their entire user base during the fourth quarter of 2001. The rollout resulted in significant increases in the services rendered to our customers for initial training and peak period hardware and help desk support.

        COST OF REVENUES.    Cost of revenues decreased to $111,547,000 for the year ended December 31 2002, down $13,276,000, or 11%, from $124,823,000 for the year ended December 31, 2001.

        Cost of license fees decreased to $4,730,000 for the year ended December 31, 2002, down $167,000, or 3%, from $4,897,000 for the year ended December 31, 2001. Cost of license fees for the year ended December 31, 2002 is comprised of the amortization of capitalized software development costs and purchased software costs of $2,601,000 and $166,000, respectively, and third-party vendor license fees of $1,963,000. Cost of license fees for the year ended December 31, 2001 is comprised of the amortization of capitalized software development costs and purchased software costs of $2,072,000 and $1,529,000, respectively, and third-party vendor license fees of $1,296,000. The decrease in the amortization of capitalized software development costs in the year ended December 31, 2002 was primarily attributable to the Company entering into a new product strategy in 2001 which resulted in accelerated amortization of the remaining purchased capitalized software by the end of 2001. The new strategy called for the features and functionality of the Marketing Management International, Inc. ("MMI") products to be incorporated under the current WebForce™ umbrella. The Company estimated the net realizable value of the MMI product to be greater than our carrying value in accordance with Statement of Financial Accounting, Standard 86 No., "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"); however, due to the new version of WebForce™ which was to replace the MMI product, the estimated useful life of the MMI capitalized software was reduced to approximately six months. As a result, we accelerated the amortization to coincide with the estimated useful life of the product and recorded an additional $678,000 of amortization expense. The remaining decrease in amortization relates to amortization recorded in 2001 on purchased capitalized software costs from the Company's acquisition of Analytika and Associated Business Computing, N.V ("ABC"). These were fully written-off in the second quarter of 2001 and therefore there was no amortization expense in 2002. The increase in the third-party vendor license fees is directly related to the increase in sales of third-party licenses during the fourth quarter of 2002.

        During the second quarter of 2001, the Company recorded an impairment charge of $2,614,000 related to its purchased capitalized software costs from its acquisitions of Analytika and ABC. As discussed above, the Company entered into a new product strategy in 2001. This new strategy called for the retirement of the ABC and Analytika products since features and functionality were not being incorporated under the new WebForce™ umbrella. At that time, we determined that we would no longer offer the Analytika and ABC products, but would continue to support both products until existing customer contract terms expired. As a result, no revenues were forecasted for either product in the future other than those under existing contracts. Further, despite the lack of future revenue, we needed to maintain the infrastructure required to support our Analytika and ABC products for the term of each contract. Since the forecasted revenue base was significantly reduced yet the infrastructure and administrative costs remained relatively fixed, these operations transitioned from positive to negative cash flows. In accordance with SFAS 86 we compared the unamortized capitalized software developments costs to the net realizable value of that product. In our analysis, the net realizable value for the Analytika and ABC products was determined to be negative due to the fact that estimated future revenues generated from new sales were zero. As a result all of the purchased capitalized software associated with Analytika and ABC was determined to be impaired during the quarter ended June 30, 2001. See Note 3 to the Consolidated Financial Statements and "Restructuring Charge" and "Asset Impairment" below for a discussion of the restructuring charges and asset impairments recorded in the year ended December 31, 2001.

        Cost of services decreased to $106,817,00 for the year ended December 31, 2002, down $10,495,000, or 9%, from $117,312,000 in 2001. This decrease was due primarily to efficiencies gained from the Company's 2001 restructuring plan which resulted in the relocation of certain services to locations with lower operating expenses. In addition, there were costs incurred in 2001 which did not reoccur in 2002. In 2001 we incurred $3,118,000 which related to other exit costs, primarily retention bonuses. These retention bonuses were paid to those employees who would lose their jobs at a future date as a result of the restructuring, discussed below under "Restructuring Charge," but who were needed during the transition to complete assigned tasks related to the exit plan. The decrease in cost of services was also due to $1,434,000 of costs recorded in the year ended December 31, 2001, relating to the recognition of future losses on select contracts for which we expected the costs of providing the future services would exceed the revenue to be received from the performance of the services. We recognized these future losses on select contracts while examining the restructuring of our Stroudsburg, PA facility. Subsequently, during 2002, we reversed approximately $939,000 of the costs related to future loss contracts as the Company's future obligations with respect to those contracts were favorably resolved.

        GROSS MARGIN.    Total gross margin for the year ended December 31, 2002 and 2001 was 51% and 45%, respectively.

        Gross margin for license fees was 65% for the year ended December 31, 2002, up from 60% for the year ended December 31, 2001. The gross margin in 2001 was impacted significantly by the $2,614,000 asset impairment and $678,000 of accelerated amortization of MMI purchased capitalized software costs that were recorded in 2001. Excluding these items, the gross margin would have been 78% for 2001. As a result, gross margin from 2002 actually decreased from 2001 due primarily to the increase in the sale of third-party licenses as a percentage of total license fee revenue.

        Gross margin for services was 50% for the year ended December 31, 2002, up from 44% for the year ended December 31, 2001. The gross margin in 2001 was impacted significantly by the $4,552,000 of costs described above within cost of services that was recorded in 2001. Excluding these items, the gross margin would have been 46% for 2001. The improvement in gross margin during the year ended December 31, 2002 was due to the reversal in the year ended December 31, 2002 of approximately $939,000 of costs previously recorded relating to the recognition of future losses on selected contracts, for which the Company's future obligations with respect to these contracts were favorably resolved. Also contributing to the improvement was a favorable mix shift within our services business and the efficiencies gained from the Company's restructuring plan and the relocation of certain services to locations with lower operating expenses that took place during 2001.

        We believe that in excluding the above described items in discussing gross margin, it provides investors with useful information, for comparative purposes, of the impact that these particular items had on overall gross margin on a period-to-period basis.

        SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES.    SG&A expenses decreased to $77,301,000 for the year ended December 31 2002, down $17,277,000, or 18%, from $94,578,000 for the year ended December 31, 2001. As a percentage of revenues, SG&A expenses decreased to 34% for the year ended December 31, 2002, from 42% for the year ended December 31, 2001. The decrease in SG&A expenses for the year ended December 31, 2002 was partially attributed to approximately $7,481,000 of costs incurred during the year ended December 31, 2001. These costs consisted of the following: a) start up costs associated with the new facilities of approximately $2,513,000, which included payments of approximately $1,400,000 to outside consultants for services related to the reorganization of our business and $1,113,000 of duplicate employee service costs relating to employee overlap during the transition phase; b) transfer of operations of approximately $1,660,000, which included costs that were required to be paid to certain customers for costs incurred by those customers as part of the relocation of some of our services, bonuses paid to employees for their assistance with the transition and transfer of operations, and the accrual of real estate commissions for a building held for sale; c) duplicate facility costs of approximately $2,100,000, resulting from costs incurred to have both facilities operating simultaneously for a period of time during the transition (i.e., rent, utilities, real estate taxes, insurance, etc.) and d) relocation and moving costs of approximately $1,208,000. Excluding these costs, SG&A expenses would have been $87,097,000 for the year ended December 31, 2001, which would have resulted in a decrease of $9,796,000 or 11% for the year ended December 31, 2002. The remaining decrease was principally due to: i) $4,782,000 of costs associated with the Company's CRM launch in partnership with Oracle Corporation during the year ended December 31, 2001; ii) a decrease in employment costs due to operating efficiencies and lower management bonuses in the year ended December 31, 2002; and iii) the implementation of SFAS 142, "Goodwill and Other Intangible Assets," which would have resulted in a reduction of goodwill amortization expenses of approximately $1,302,000 had the provisions been retroactively applied for the year ended December 31, 2001. These decreases were partially offset by approximately $1,355,000 of costs incurred during the year ended December 31, 2002 related to a reduction in the size of the workforce completed in the third quarter of 2002.

        RESEARCH AND DEVELOPMENT (R&D) EXPENSES.    R&D expenses decreased to $10,396,000 for the year ended December 31, 2002, down $708,000, or 6%, from $11,104,000 for the year ended December 31, 2001. As a percentage of revenues, R&D expenses remained constant at 5% in 2002 and 2001.

        RESTRUCTURING CHARGE.    On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. As a result, the Company re-examined its cost structure and determined that there were duplicate employee costs and excess overhead costs of approximately $8 to $10 million annually. The restructuring plan consisted of a reduction of 155 delivery and staff positions and the termination of 35 independent contractors across various departments in the U.S. and Europe. In addition 192 additional positions were eliminated as part of the closing of the Company's facility in Stroudsburg, PA. The Stroudsburg, PA operations were relocated to other Company facilities in New Jersey, Virginia and a new facility in Bethlehem, PA. The exit costs, consisting of costs to retrofit the Stroudsburg facility, lease termination costs and the write-off of leasehold improvements, were included in the restructuring charge while the moving and other start-up costs were not included in this restructuring charge and were expensed as incurred.

        During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. This charge was reduced by $24,000 to $6,110,000 in the fourth quarter of 2001 as a result of management's revised estimate of the total costs of the restructuring. This reduction of $24,000 was recorded within the restructuring charge on the accompanying consolidated statements of operations. During the fourth quarter of 2002, the Company reduced the restructuring accrual by an additional $47,000 due to revised estimates of the total costs of the restructuring. Of the restructuring charge, $260,000 related primarily to severance that had not been paid as of December 31, 2002 and, accordingly, is classified as accrued restructuring charge in the accompanying consolidated balance sheet. The restructuring charges were based upon formal plans approved by the Company's management using the information available at the time. Management of the Company believes this provision will be adequate to cover the costs incurred relating to the restructuring. The Company anticipated that the accrued restructuring balance of $260,000 as of December 31, 2002 would be paid in 2003. The Company paid this balance in 2003, as anticipated. The activity on the accrued restructuring charge balance for the year ended December 31, 2002 is summarized in the table below:

	Accrued Restructuring as of January 1, 2002	Cash Payments in 2002	Reversal of Accrual in 2002	Accrued Restructuring as of December 31, 2002
Termination payments to employees	$2,218,000	$(1,911,000)	$(47,000)	$260,000
Facility exit costs	495,000	(495,000)	—	—
Contract termination and other restructuring costs	237,000	(237,000)	—	—

	$2,950,000	$(2,643,000)	$(47,000)	$260,000

        ASSET IMPAIRMENT.    During the year ended December 31, 2002, the Company reviewed the carrying value of its long-lived assets including the facility held for sale. Based upon this review, the carrying value of the facility held for sale was adjusted. The revised fair value less costs to sell, of approximately $6,900,000, was determined based upon a third-party valuation. The resulting $1,832,000 impairment loss has been recorded as a separate line item in the statement of operations for the year ended December 31, 2002.

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

        As part of its partnership with Oracle Corporation, the Company announced, on June 14, 2001, its intention to market an integrated CRM solution to meet the specialized needs of the worldwide pharmaceutical industry. As a result, the Company's vision and product platform changed. As discussed above, in cost of revenues, we determined that we would no longer offer the Analytika and ABC products, but would continue to support both products until existing customer contract terms expired. As a result, no revenues were forecasted for either product for the future other than those under existing contracts. In accordance with SFAS 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", we reviewed the future undiscounted net cash flows for our Analytika and ABC products and determined the cash flows to be negative due to the fact the projected revenue generated from new sales for each operation was zero. As a result, all the goodwill associated with Analytika and ABC was impaired during the quarter ended June 30, 2001. Accordingly, the Company recorded an impairment charge of $6,173,000 of goodwill during the year ended December 31, 2001. See Note 3 to the Consolidated Financial Statements.

        In connection with its second quarter 2001 restructuring, the Company made the decision not to occupy a recently acquired facility and instead shifted its operations to other existing facilities. The Company therefore decided to sell the recently acquired facility. An asset impairment of $2,100,000 was recorded to reduce the carrying value of its facility held for sale to its estimated fair market value including selling costs. See Notes 1 and 3 to the Consolidated Financial Statements.

        INTEREST INCOME, NET.    Interest income, net, decreased to $1,085,000 for the year ended December 31, 2002, down $1,354,000, or 55%, from $2,439,000 for the year ended December 31, 2001. This decrease was primarily due to lower short-term interest rates in the year ended December 31, 2002 versus the year ended December 31, 2001.

        PROVISION FOR INCOME TAXES.    The effective tax expense rate recorded for the year ended December 31, 2002 was 40%, as compared with an effective tax benefit rate of 33% for the year ended December 31, 2001. In July 2002, the State of New Jersey enacted new tax legislation that adversely impacts the effective state tax rate of most companies operating in New Jersey. This legislation was retroactive to January 1, 2002. The effect of this legislation increased the Company's effective tax rate from 36% to 40% for the 2002 tax year. The higher effective tax rate resulted in approximately $1,026,000 of additional income tax expense in 2002. The difference in rates also resulted from the net loss position and the write-off of certain goodwill amounts which were not deductible for tax purposes, both of which occurred during 2001.

QUARTERLY RESULTS OF OPERATIONS

        The following table sets forth certain unaudited quarterly consolidated statement of operations data for 2003 and 2002. Our quarterly results have varied considerably in the past and are likely to vary from quarter-to-quarter in the future.

	Dec. 31, 2003(1)	Sept. 30, 2003	June 30, 2003	March 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	March 31, 2002
	(In Thousands, Except Per Share Data)
Revenues:
License fees	$2,849	$2,696	$2,752	$2,563	$5,745	$2,276	$2,306	$3,179
Services	96,158	90,166	66,776	57,147	51,295	51,385	55,306	54,264

	99,007	92,862	69,528	59,710	57,040	53,661	57,612	57,443

Cost of revenues:
Cost of license fees	1,510	1,133	1,204	1,079	1,954	845	1,007	924
Cost of services	50,428	45,840	33,578	28,740	25,333	24,510	27,748	29,226

	51,938	46,973	34,782	29,819	27,287	25,355	28,755	30,150

Gross margin	47,069	45,889	34,746	29,891	29,753	28,306	28,857	27,293

Operating expenses:
Selling, general and administrative	35,171	34,746	20,983	20,239	19,161	19,153	19,488	19,499
Research and development	2,858	2,863	3,215	2,697	2,950	2,362	2,455	2,629
Restructuring benefit	—	—	—	—	(47)	—	—	—
Asset impairment	—	—	—	—	—	1,832	—	—

	38,029	37,609	24,198	22,936	22,064	23,347	21,943	22,128

Operating income	9,040	8,280	10,548	6,955	7,689	4,959	6,914	5,165

Interest income, net	119	58	312	242	229	267	288	301
Other income (expense)	581	(55)	25	9	(43)	(143)	(21)	58

Income before income taxes	9,740	8,283	10,885	7,206	7,875	5,083	7,181	5,524
Income taxes	3,896	3,314	4,962	2,882	3,150	2,541	2,585	1,989

Net income	$5,844	$4,969	$5,923	$4,324	$4,725	$2,542	$4,596	$3,535

Net income per share:
Basic	$0.14	$0.12	$0.15	$0.11	$0.12	$0.06	$0.12	$0.09
Diluted	$0.14	$0.12	$0.14	$0.11	$0.12	$0.06	$0.11	$0.09
Shares used in computing net income per share:
Basic	40,680	40,442	40,220	40,097	39,910	39,943	39,921	39,713

Diluted	42,385	41,859	41,101	40,269	39,966	40,003	40,321	40,216

(1)
The quarter ended December 31, 2003 includes net adjustments increasing amortization expense $887,000 related to changes made in the values and expected lives of certain intangible assets acquired in connection with the Synavant acquisition and with the finalization of the purchase price allocation.

Liquidity and Capital Resources

        At December 31, 2003, working capital was approximately $48,909,000 compared to $86,037,000 as of December 31, 2002. Cash and investments were $30,405,000 as of December 31, 2003, compared to

$69,603,000 as of December 31, 2002. This significant decrease is primarily attributable to the cash paid in connection with the Synavant acquisition, partially offset by cash generated by operations.

        We finance our business primarily through cash generated by operations. Net cash provided by operating activities was $17,364,000 and $24,189,000 for the years ended December 31, 2003 and 2002, respectively. This decrease in net cash provided by operating activities was largely due to payments made in connection with the acquisition of Synavant which were primarily reflected as reductions in accounts payable and accrued expenses as well as purchase accounting restructuring accruals. This decrease was partially offset by incremental collections of accounts receivable also related to the Synavant acquisition.

        Cash used in investing activities was $61,296,000 for the year ended December 31, 2003, compared to $22,520,000 for the year ended December 31, 2002. The increase of $38,776,000 was primarily attributable to the cash used for the Synavant acquisition in excess of cash used for the SAI acquisition. This increase was partially offset by a decrease in purchases of property and equipment of $4,763,000 during the year ended December 31, 2003, compared to the corresponding prior year.

        The Company anticipates an increase in its capital expenditures for 2004. The increase is primarily due to the capital requirements of the new corporate headquarters and the need to adjust going-forward capital requirements for a larger combined Company reflecting the acquisition of Synavant. The Company currently expects that it will incur approximately $8 million of additional capital expenditures to purchase fixtures and furniture, leasehold improvements and computer hardware, software and other equipment in connection with the headquarters relocation. The Company also expects capital spending in the range of approximately $8-$12 million to support the infrastructure associated with a full year of combined Dendrite and Synavant operations. We review our capital expenditure program periodically and adjust it as required to meet current needs. The foregoing amounts are based on current assumptions and are subject to change during the course of fiscal 2004.

        Cash provided by financing activities was $5,236,000 for the year ended December 31, 2003, compared to $1,008,000 for the year ended December 31, 2002. The increase of $4,228,000 was primarily attributable to an increase in stock option exercises during the year ended December 31, 2003. Due to the timing of the disbursements of cash for the Synavant acquisition, the Company borrowed and repaid $8,000,000 from its revolving line of credit during the year ended December 31, 2003. At no time during the year ended December 31, 2003 did the Company have more than $5,000,000 outstanding under the line of credit.

        The Company regularly evaluates opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise and are successfully completed, may involve the use of cash or equity instruments. The Company believes that available funds, anticipated cash flows from operations and the availability of our revolving line of credit will satisfy our current projected working capital and capital expenditure requirements, exclusive of cash required for possible future acquisitions of businesses, products and technologies, during the next twelve to eighteen months. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. Our ability to generate future cash flows depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or effecting the pharmaceutical industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Contractual Obligations and Commitments

        The Company entered into a credit agreement (the "Agreement") as of June 16, 2003, in the amount of $30 million with JPMorgan Chase Bank that expires on July 1, 2005. The Agreement replaced the Company's then existing $15 million credit facility. The Agreement is available to finance working capital needs and possible future acquisitions. Among other covenants, the agreement requires the Company to maintain a minimum consolidated net worth, measured quarterly, which is equal to $130 million, plus 50% of net income earned after April 1, 2003 and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. As of December 31, 2003, our consolidated net worth was $176,135,000. The Agreement contains certain restrictions on our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of December 31, 2003, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants.

        As of December 31, 2003, the Company did not have any material commitments for capital expenditures. Our principal commitments at December 31, 2003 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

	Payments Due by Period
Contractual Obligations
	Total	2004	2005	2006	2007	2008	Thereafter
Capital leases	$1,294,000	$1,099,000	$195,000	$—	$—	$—	$—
Minimum guarantees	441,000	441,000	—	—	—	—	—
Operating leases(1)	108,277,000	15,769,000	14,995,000	12,644,000	11,595,000	9,413,000	43,861,000

Total	$110,012,000	$17,309,000	$15,190,000	$12,644,000	$11,595,000	$9,413,000	$43,861,000

(1)
Operating lease amounts disclosed above include $17,090,000 of future operating lease costs, excluding estimated future sublease income, accrued for in the purchase accounting restructuring accruals related to the Synavant and SAI acquisitions.

        As of December 31, 2003, letters of credit for approximately $921,000 were outstanding related to deposits on certain facilities.

        The Company has an agreement with a venture capital fund with a commitment to contribute $1,000,000 to the fund, callable at the discretion of the general partner in $100,000 increments. As of December 31, 2003, $400,000 has been paid, with $600,000 of the commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners. This asset is recorded within Other Assets in the 2003 Consolidated Balance Sheet.

Potential Future Impact on Operating Results of Proposed Accounting Change

        It is anticipated that the Financial Accounting Standards Board ("FASB") will issue an exposure draft in 2004 relating to equity-based compensation that would require expensing stock options in future consolidated statements of operations. The adoption of this proposed standard would represent a significant change from our current practice. We have historically utilized the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," ("SFAS 123") as amended by SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148") to display the compensation expense relating to employee stock options in a footnote disclosure and have not adopted the optional treatment of including the compensation expense relating to employee stock options within our Consolidated Statements of Operations.

        We believe that estimating the future impact of expensing stock options provides investors with useful information concerning the Company's potential future operating results. We estimate that the future pre-tax expense relating to the fair value of stock options granted prior to and outstanding as of March 4, 2004, calculated using the Black-Scholes valuation method, is: approximately $23,000,000 for the year ending December 31, 2004; approximately $5,000,000 for the year ending December 31, 2005; approximately $3,000,000 for the year ending December 31, 2006; and approximately $1,000,000 for the year ending December 31, 2007. The decrease from 2004 to 2005 is primarily related to the higher strike prices of options vesting in 2004 as compared to 2005, as well as the absolute number of options vesting in 2004. These estimates have been calculated using the Black-Scholes valuation model, which is the method that we currently use in preparing our financial statement disclosures related to employee stock options. We are aware of the fact that the FASB is considering the adoption of a valuation method other than the Black-Scholes model, such as the Binomial Lattice model, as the standard for all companies to use in estimating the value of stock options in the future. The potential adoption of a valuation standard other than the Black-Scholes model could cause the actual pre-tax expense in future periods to differ significantly from the estimates we have presented herein.

        The fair value of the options were estimated at the date of grant based on the following assumptions:

		For the Year Ended December 31,
	For the Period Ended March 4, 2004
		2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	70.0%	70.0%	80.0%	80.0%
Weighted-average risk free interest rate	1.0%	3.2%	3.8%	4.7%
Expected life of the option (years)	5.25	5.25	6.00	6.00

        In addition, the expenses calculated above include an annually estimated forfeiture rate of approximately 3.5% annually and do not take into account future stock option grants. The estimated forfeiture rate disclosed above may not reflect actual forfeitures.

        These amounts are preliminary estimates based on our current understanding of this proposed new requirement and are subject to substantial variation based on the finally issued rules and final interpretations and applications of these rules. They are intended only to provide order of magnitude and should not be considered or relied upon as final estimates. No final rules or guidance have been issued nor has the proposed exposure draft of these proposed rules been issued. These rules have been the subject of intense and active debate, and any final rules and interpretive guidance as well as final required application of the rules may result in substantial variation in the final estimated amounts. It is expected that the Company will grant future equity awards, which may be substantial and which could include awards in fiscal 2004 and subsequent years, and such equity awards would be expected to significantly increase expense under the proposed rules if adopted in the form expected.

        The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of the highly subjective assumptions disclosed above. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (the "FASB") released Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that all primary beneficiaries of any variable interest entities ("VIE") consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify certain provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. The Company does not have any arrangements with VIEs that require consolidation of their financial information into our financial statements. Therefore, FIN 46R did not have any impact on the Company's consolidated financial statements or liquidity.

        In November 2002, the FASB issued EITF 00-21. EITF 00-21 addresses the accounting for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. This consensus is applicable to arrangements entered into for periods after June 15, 2003. Adopted for periods after June 15, 2003, EITF 00-21 did not have a material impact on the Company's consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Set forth in this Annual Report on Form 10-K are certain risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. You are strongly urged to carefully consider the cautionary language and risks set forth below.

        WE DEPEND ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES

        Historically, a limited number of our customers have contributed a significant percentage of our revenues. We anticipate that our operating results in any given period will continue to depend significantly upon revenues from a small number of customers. The loss of any of these customers (which could include loss through mergers and acquisitions) could have a materially adverse effect on our business, operating results or financial condition. We cannot make any assurances that we will retain our existing customers or attract new customers that would replace the revenue that could be lost if one or more of these customers failed to renew its agreement(s) with us.

        OUR BUSINESS IS HEAVILY DEPENDENT ON THE PHARMACEUTICAL INDUSTRY

        Many of our solutions are currently used in connection with the marketing and sale of prescription-only drugs. This market is undergoing a number of significant changes. These include:

  •
  the significant and continuing consolidation of the pharmaceutical industry which may reduce the number of our existing and potential customers;

  •
  regulatory changes that permit the over-the-counter sale of formerly prescription-only drugs;

  •
  increasing Food and Drug Administration activism; and

  •
  competitive pressure on the pharmaceutical industry resulting from the continuing shift to delivery of healthcare through managed care organizations.

        We cannot assure you that we can respond effectively to any or all of these and other changes in the marketplace. Our failure to do so could have a material adverse effect on our business, operating results or financial condition, as our business depends, in large part, on the business conditions within this marketplace.

        OUR CUSTOMERS MAY NOT SUCCESSFULLY IMPLEMENT OUR PRODUCTS

        Our customers often implement our products in stages and our products are often utilized by a large number of our customers' personnel. In the event that our customer have difficulties implementing our products and services or are not fully satisfied with our products and services, our business, operating results and financial condition could be materially and adversely affected.

        WE FACE RISKS ASSOCIATED WITH OUR ACQUISITIONS

        Our business may be materially and adversely affected as a result of the significant risks associated with our acquisitions, including our recent acquisitions of Synavant, SAI and Uto Brain Co. Ltd. As part of our business strategy, we have acquired, and in the future may acquire, businesses that offer complementary products, services or technologies. These acquisitions are accompanied by substantial risks, including:

  •
  unexpected problems, liabilities, risks or costs associated with the acquired business;

  •
  the effect of the acquisitions on our financial and strategic position;

  •
  our inability to successfully integrate the acquired business;

  •
  the failure of an acquired business to further our strategies;

  •
  our inability to achieve the expected cost and business synergies;

  •
  the significant strain on our operating systems;

  •
  the diversion of our management's attention from other business concerns;

  •
  the impairment or loss of relationships with customers of the acquired business;

  •
  the negative impact of the combination of different corporate cultures;

  •
  the loss of key employees of the acquired company; and

  •
  the maintenance of uniform, company-wide standards, procedures and policies.

        Any of these factors could disrupt our ongoing business, distract management and employees or increase expenses, all of which could have a material adverse effect on our revenues and earnings. We expect that the consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock, or a combination of these. To the extent that we issue shares of stock or other rights to purchase stock in connection with any future acquisition, existing shareholders will experience dilution and potentially decreased earnings per share.

        While to date we have had success integrating acquired entities into our operations, we can not guarantee that we will successfully integrate this new business into our operations or achieve all of the expected cost synergies.

        We may in the future acquire additional complementary companies, products or technologies. If we do so, we may face the same risks, uncertainties and disruptions discussed above. In addition, our profitability may suffer because of acquisition-related costs or amortization costs for acquired intangible assets.

        BUSINESS AND ECONOMIC PRESSURES ON OUR MAJOR CUSTOMERS MAY CAUSE A DECREASE IN DEMAND FOR OUR NEW PRODUCTS AND SERVICES

        Business and economic pressures on our major customers may result in budget constraints that directly impact their ability to purchase the Company's new products and services offerings. We cannot assure you that any decrease in demand caused by these pressures will not have a material adverse effect on our business, operating results or financial condition.

        OUR LENGTHY SALES AND IMPLEMENTATION CYCLES MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY REVENUES

        The selection of a CRM or SFA solution generally entails an extended decision-making process by our customers because of the strategic implications, substantial costs and significant commitment of resources associated with a customer's license or implementation of the solution. Given the importance of the decision, senior levels of management of our customers are often involved in the process and, in some instances, its board of directors may also be involved. As a result, the lengthy decision-making process typically takes nine to eighteen months, and in certain cases longer. Accordingly, we cannot fully control or predict the timing of our execution of contracts with customers. Prior sales and implementation cycles should not be relied upon as any indication of future cycles.

        In addition, an implementation process of three to six or more months before the software is rolled out to a customer's sales force is customary. However, if a customer were to delay or extend its implementation process, our quarterly revenues may decline below expected levels and could adversely affect our results of operations.

        OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE

        Our total revenue and operating results may vary significantly from quarter to quarter. The main factors that could cause these fluctuations are:

  •
  the discretionary nature of our customers' purchase and budget cycles;

  •
  potential delays in recognizing revenue from license transactions;

  •
  seasonal variations in operating results; and

  •
  variations in the fiscal or quarterly cycles of our customers.

        In addition, we establish our expenditure levels for product development, sales and marketing and some of our other operating expenses based in large part on our expected future revenues and anticipated competitive conditions. In particular, we frequently add staff in advance of new business to permit adequate time for training. If the new business is subsequently delayed, canceled or not awarded, we will have incurred expenses without the associated revenues. We also may increase sales and marketing expenses if competitive pressures become greater than originally anticipated. Since only a small portion of our expenses varies directly with our actual revenues, our operating results and profitability are likely to be adversely and disproportionately affected if our revenues fall below our targeted goals or expectations.

        As a result of these and other factors, revenues for any quarter may be subject to fluctuation. You should not rely on our period-to-period comparisons of our results of operations as indications of future performance. Our future quarterly results may from time to time not meet the expectations of market analysts or investors, which could have a materially adverse effect on the price of our common stock.

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

        SOFTWARE ERRORS OR DEFECTS COULD AFFECT OUR REVENUES

        Our software products are technologically complex and may contain previously undetected errors or failures or errors when products are first introduced or when updated versions are released. We cannot assure you that, despite our testing, our new products will be free from significant errors. Software errors could cause delays in the commercial release of products until the errors have been corrected. Software errors may cause us to be in breach of our agreements with customers, which could result in termination of the agreements and monetary damages. Software errors may cause damage to our reputation and cause us to commit significant resources to their correction. Errors that result in termination of agreements, monetary damages, losses or delays could have a material adverse effect on our business, operating results or financial condition.

        INCREASED COMPETITION MAY RESULT IN PRICE REDUCTIONS AND DECREASED DEMAND FOR OUR PRODUCTS AND SERVICES SOLUTIONS

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

  •
  alliances among existing competitors;

  •
  technological changes or changes in the our customers' use of the Internet;

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

        The success of parts of our business will depend, in part, on our ability to continue developing Internet-related products, modifying and improving our existing products and responding to technological advances and changing commercial uses of the Internet. We cannot assure you that our Internet-related products and services will adequately respond to such technological advances and changing uses. Nor can we assure you that the demand for Internet-related products and services will increase.

        Commercial use of the Internet raises potential problems with security, privacy, reliability, accessibility, quality of service and government regulation. These issues, if unresolved, may affect the use of our Internet-related products. If these potential problems arise, our business, financial condition or results of operations could be materially and adversely affected.

        OUR INTERNATIONAL OPERATIONS HAVE RISKS THAT OUR DOMESTIC OPERATIONS DO NOT

        We have expanded and may in the future expand our international operations and enter additional international markets. This expansion would require significant management attention and financial resources that could adversely affect operating margins and earnings. We may not be able to maintain or increase international market demand for our products and services. If we do not, our international sales will be limited and our business, financial condition or results of operations could be materially and adversely affected.

        The sale of our products and services in foreign countries accounts for, and is expected in the future to account for, a material part of our revenues. These sales are subject to risks inherent in international business activities, including:

  •
  any adverse change in the political stability or economic environments in these countries or regions;

  •
  any adverse change in tax, tariff and trade or other regulations;

  •
  the absence or significant lack of legal protection for intellectual property rights;

  •
  exposure to exchange rate risk for service revenues which are denominated in currencies other than U.S. dollars; and

  •
  difficulties in managing an organization spread over various jurisdictions.

Any of the above risks could have a significant impact on our ability to deliver products on a competitive and timely basis, which could materially and adversely affect our financial condition or operating results.

        AN INABILITY TO MANAGE GROWTH COULD ADVERSELY AFFECT OUR BUSINESS

        To manage our growth effectively we must continue to strengthen our operational, financial and management information systems; ensure that we have the appropriate infrastructure in place; and expand, train and manage our work force. However, we may not be able to do so effectively or on a timely basis. Failure to do so could have a material adverse effect upon our business, operating results or financial condition.

        CATASTROPHIC EVENTS COULD NEGATIVELY AFFECT OUR INFORMATION TECHNOLOGY INFRASTRUCTURE

        The efficient operation of our business, and ultimately our operating performance, depends on the uninterrupted use of our critical business and information technology systems. Many of these systems require the use of specialized hardware and other equipment that is not readily available in the marketplace. Although we maintain these systems at more than one location, a natural disaster, a fire or other catastrophic event at any of these locations could result in the destruction of these systems. In such an event, the replacement of these systems and restoration of archived data and normal operation of our business could take several days to several weeks, or more. During the intervening period when our critical business and information technology systems are fully or partially inoperable, our ability to conduct normal business operations could be significantly and adversely impacted and as a result our business, operating results and financial condition could be adversely affected.

        OUR SUCCESS DEPENDS ON RETAINING OUR KEY SENIOR MANAGEMENT TEAM AND ON ATTRACTING AND RETAINING QUALIFIED PERSONNEL

        Our future success depends, to a significant extent, upon the contributions of our executive officers and key sales, technical and customer service personnel.

        Our future success also depends on our continuing ability to attract and retain highly qualified technical and managerial personnel. Due to competition for such personnel, we have at times experienced difficulties in recruiting and retaining qualified personnel and we may experience such difficulties in the future. Our ability to expand and increase revenue growth in the future will depend, in part, on our success in recruiting and training such qualified personnel. We may not always be able to expand our personnel in these areas as necessary to support our operations. Any recruiting or retention difficulties could adversely affect our business, operating results or financial condition.

        OUR BUSINESS DEPENDS ON PROPRIETARY RIGHTS THAT WE MAY NOT BE ABLE TO PROTECT COMPLETELY

        We rely on a combination of trade secret, copyright and trademark laws, non-disclosure, license and other contractual agreements and technical measures to protect our proprietary rights. We cannot assure you that the steps we take will prevent misappropriation of these rights. Further, protective actions we have taken or will take in the future may not prevent competitors from developing products with features similar to our products. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. In response to customer requests, we have also on occasion entered into agreements which require us to place our source code in escrow to secure our service and maintenance obligations.

        Further, while we believe that our products and trademarks do not infringe upon the proprietary rights of any third parties, third parties may assert infringement claims against us in the future that may result in costly litigation, diversion of management's attention, the imposition of monetary damages or injunctive relief against us. In addition, any such claims may require us to enter into royalty arrangements. Any of these results could materially and adversely affect our business, operating results or financial condition.

        IF OUR THIRD-PARTY VENDORS ARE UNABLE TO SUCCESSFULLY RESPOND TO TECHNOLOGICAL CHANGE OR IF WE DO NOT MAINTAIN OUR RELATIONSHIPS WITH THIRD- PARTY VENDORS, INTERRUPTIONS IN THE SUPPLY OF OUR PRODUCTS MAY RESULT

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

        THE RESULTS DERIVED FROM CURRENT AND FUTURE STRATEGIC RELATIONSHIPS MAY PROVE TO BE LESS FAVORABLE THAN ANTICIPATED

        We are involved in a number of strategic relationships with third parties and are frequently pursuing others. Should these relationships, or any of them, prove to be more costly than anticipated or fail to meet revenue expectations or other anticipated synergies, we cannot guarantee that such events will not have a material impact upon our business, operating results or financial condition.

        OUR DATA SOLUTIONS ARE DEPENDENT UPON STRATEGIC RELATIONSHIPS WHICH, IF NOT MAINTAINED, COULD UNDERMINE THE CONTINUED VIABILITY OF THESE SOLUTIONS

        Our data and analytics solutions are sourced, in part, from data provided through strategic relationships. Although we believe there are other sources for such data, the termination of any of these relationships could diminish the breadth or depth of our data. This termination or our failure to establish new strategic relationships in the future could negatively impact our business, operating results or financial condition.

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

        GOVERNMENTAL REGULATION MAY MATERIALLY AND ADVERSELY AFFECT OUR ABILITY TO DISTRIBUTE CONTROLLED SUBSTANCES THROUGH THE MAIL

        Through the interactive marketing business we acquired in the Synavant acquisition, we currently may distribute controlled substances to doctors' offices through the mail as part of certain interactive marketing programs provided on behalf of pharmaceutical manufacturers. It is important to the business that this practice of distributing prescription-only drugs continues. Future legislation may restrict our ability to provide these types of services. If any such legislation is enacted, it could have a material and adverse effect on our business, operating results and financial condition.

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

        WE MAY FACE RISKS ASSOCIATED WITH EVENTS WHICH MAY AFFECT THE WORLD ECONOMY

        The terrorist attacks of September 11, 2001 and other world events have weakened the world economy. While we did not experience any material impact to our business since September 11, 2001, we cannot assure you that the resulting impact which the terrorist attacks, threat of future terrorist activity, or current U.S. military action in the Middle East and elsewhere, or hostilities in the Middle East, Asia and other geographical areas, had or may have on the U.S. and world economies will not adversely affect our business, financial condition or results of operations or the businesses of our customers.

        PROVISIONS OF OUR CHARTER DOCUMENTS AND NEW JERSEY LAW MAY DISCOURAGE AN ACQUISITION OF DENDRITE

        Provisions of our Restated Certificate of Incorporation, as amended, our By-laws, as amended, and New Jersey law may make it more difficult for a third-party to acquire us. For example, the Board of Directors may, without the consent of the stockholders, issue preferred stock with rights senior to those of the common stock. In addition, we have a Shareholder Rights Plan which may limit the ability of a third-party to attempt a hostile acquisition of the Company.

        OUR COMMON STOCK MAY BE SUBJECT TO PRICE FLUCTUATIONS

        The market price of our common stock may be significantly affected by the following factors:

  •
  the announcement or the introduction of new products and services by us or our competitors;

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

  •
  the gain or loss of significant orders;

  •
  changes in the domestic and international economic, political and business conditions; and

  •
  future acquisitions.

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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        Because we have operations in a number of countries and our service agreements in such countries are denominated in a foreign currency, we face exposure to adverse movements in foreign currency exchange rates. As currency rates change, translation of the income statements of our international entities from local currencies to U.S. dollars affects year-over-year comparability of operating results. Historically, we have not hedged translation risks because we generally reinvest our cash flows from international operations, however, we continue to evaluate foreign currency translation risk exposure.

        Management estimates that a 10% change in foreign exchange rates would have impacted 2003 reported operating profit by approximately $800,000. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that losses from one area may be offset by gains from another area. As we continue to grow our international businesses, the risks associated with foreign currency translation will also grow.

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

        Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average yield of the Company's investments decreased by 100 basis points, our interest income for the year ended December 31, 2003 would have decreased approximately $438,000. This estimate assumes that the decrease occurred on the first day of 2003 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investments and future changes in investment yields.

ITEM 8.    Financial Statements and Supplementary Data

        The Company's 2003 Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP, are included in Item 15. The supplementary financial information required by this Item 8 is included in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations" under Item 7 above.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

        The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the three months ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        Information concerning the Company's directors under the caption "Election of Directors" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, the information concerning the Company's executive officers set forth in Part I, Item 1 above under the caption "Executive Officers," and the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Company's 2004 Annual Meeting of Shareholders, are incorporated herein by reference.

        The information regarding the Company's Audit Committee and its designated audit committee financial expert is set forth under the caption "Board and Committee Meetings" in the Company's Proxy Statement for the Company's 2004 Annual Meeting of Shareholders and such information is incorporated by reference herein.

        We have adopted a Code of Ethics and Standards of Business Conduct ("Code of Ethics") within the meaning of Item 406(b) of SEC Regulation S-K that applies to our principal executive officer, principal financial officer and principal accounting officer, as well as to all other officers, employees and directors of the Company. Our Code of Ethics is publicly available on our website at www.dendrite.com. If we make substantive amendments to our Code of Ethics or grant any waiver in favor of a director or executive officer, we will publicly disclose the nature of such amendment or waiver on our website and to the extent required by Nasdaq and SEC rules in a current report on Form 8-K.

ITEM 11. Executive Compensation

        The information set forth under the caption "Executive Compensation and Related Information" and the information concerning director compensation under the caption "Director Compensation" to be set forth in the Company's Proxy Statement for the Company's 2004 Annual Meeting of Shareholders, are incorporated herein by reference. The information included under "Report of the Compensation Committee," "Report of the Audit Committee" and "Performance Graph" is not incorporated in this Item 11.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for the Company's 2004 Annual Meeting of Shareholders is incorporated herein by reference.

        The following table provides equity compensation plan information as of the end of our 2003 fiscal year with respect to compensation plans under which the Company's equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	7,822,004	$13.78	2,145,420	(2)
Equity compensation plans not approved by security holders(3)	810,384	9.17	884,209

Total	8,632,388	$13.35	3,029,629

(1)
Includes the Company's 1992 Stock Plan, 1997 Employee Stock Purchase Plan and 1997 Stock Incentive Plan.

(2)
Includes 306,936 shares available for issuance under the 1997 Employee Stock Purchase Program.

(3)
Includes the First Amended SAI Holding, Inc. Long Term Incentive Stock Option Plan ("SAI Plan") and New Hire Option Grant Authorization Plan ("New Hire Plan").

        The SAI Plan was assumed by the Company with its acquisition of Software Associates International on September 19, 2002. 160,884 shares are available to be issued upon exercise of outstanding options under the SAI Plan. 533,709 shares are remaining for future issuance. The SAI Plan is a stock option plan under which certain options granted may qualify as incentive stock options.

        Transactions under the New Hire Plan were registered with the Securities and Exchange Commission on Form S-8. Pursuant to and in accordance with the requirements of NASDAQ Rule 4350(i) (or any subsequent successor NASDAQ rule permitting such new hire grants without shareholder approval), new hires may be granted non-qualified stock options under the new hire stock option authorization by the Company's Board of Directors. The option exercise price will be the fair market value of the Company's common stock on the date of the grant. The other terms and conditions of such new hire options are generally the same as for non-qualified stock options granted under the 1997 Stock Incentive Plan, except as otherwise approved by the Board of Directors and shall otherwise comply with current or future NASDAQ rules regarding shareholder approval as well as, if necessary, approval by a compensation committee consisting solely of independent directors or approval by a majority of the Company's independent directors. The options are not subject to the Employee Retirement Income Security Act of 1974, as amended.

        In 2003, the Company granted sixteen non-executive officer employees a total of 97,000 stock options with a base price of $12.79 and one non-executive officer employee 75,000 options with a base price of $15.99. In 2002, the Company granted six non-executive officer employees a total of 235,000 stock options with a base price of $6.71. In 2001, the Company granted the President and Chief Operating Officer of the Company, 300,000 stock options with a base price of $9.62. This summary does not include grants made to individuals who are no longer with the Company and whose options have been forfeited. All stock options granted under the New Hire Plan vest as follows: (i) twenty-five percent (25%) of the options become exercisable on the first anniversary of date of grant and (ii) the remaining seventy-five (75%) become exercisable pro rata over the following 3 year period, on a monthly basis, commencing on the first anniversary of the date of grant and ending on the fourth anniversary of the date of grant; provided that, in no event shall any option be exercisable following the expiration or termination of the option.

ITEM 13. Certain Relationships and Related Transactions

        The information set forth under the caption "Executive Compensation and Related Information—Certain Transactions with Related Parties" in the Company's Proxy Statement for the Company's 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

        The information regarding principal accounting fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by the Company's independent accountant's are set forth under the caption "Principal Accountant Fees and Services" in the Company's Proxy Statement for the Company's 2004 Annual Meeting of Shareholders and such information is incorporated by reference herein.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

1.
Financial Statements

            Report of Independent Auditors

            Consolidated Balance Sheets

            Consolidated Statements of Operations

            Consolidated Statements of Stockholders' Equity

            Consolidated Statements of Cash Flows

            Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedules:

    i.
    Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits: The exhibits in the accompanying "Exhibit Index" are incorporated herein by reference.

(b)
Reports on Form 8-K.

        The Company furnished a Current Report on Form 8-K on October 23, 2003, pursuant to "Item 12. Results of Operations and Financial Condition" relating to its financial results for the third quarter of 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENDRITE INTERNATIONAL, INC.
Date: March 15, 2004	By:	JOHN E. BAILYE John E. Bailye Chairman of the Board and Chief Executive Officer

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Name	Title	Date

JOHN E. BAILYE John E. Bailye	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2004
KATHLEEN E. DONOVAN Kathleen E. Donovan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004
BRENT J. COSGROVE Brent J. Cosgrove	Vice President and Corporate Controller (Principal Accounting Officer)	March 15, 2004
JOHN A. FAZIO John A. Fazio	Director	March 15, 2004
BERNARD M. GOLDSMITH Bernard M. Goldsmith	Director	March 15, 2004
EDWARD J. KFOURY Edward J. Kfoury	Director	March 15, 2004

PAUL A. MARGOLIS Paul A. Margolis	Director	March 15, 2004
JOHN H. MARTINSON John H. Martinson	Director	March 15, 2004
TERENCE H. OSBORNE Terence H. Osborne	Director	March 15, 2004
PATRICK J. ZENNER Patrick J. Zenner	Director	March 15, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Dendrite International, Inc.

        We have audited the accompanying consolidated balance sheets of Dendrite International, Inc. (the Company) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of Dendrite International, Inc. for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated February 1, 2002 expressed an unqualified opinion on those statements before the restatement adjustments described in Note 1.

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

        In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dendrite International, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed above, the consolidated financial statements of Dendrite International, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, in 2002 the Company adopted the provisions of EITF 01-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred" which requires reclassification of comparative financial statements for prior periods. We audited the adjustments that were applied to restate revenues and cost of revenues in the 2001 financial statements. Our procedures included (a) agreeing the amount of reimbursable expenses incurred to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the restated revenues and cost of revenues. In our opinion, such adjustments are appropriate and have been properly applied. In addition, as described in Note 1, these financial statements have been further revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income (loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss), and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

        As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill.

                      /s/ Ernst & Young LLP

MetroPark, New Jersey
January 29, 2004

THIS IS A COPY OF AN ACCOUNTANT'S REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP, AND HAS NOT BEEN REISSUED BY ANDERSEN.
SEE EXHIBIT 23.2 FOR FURTHER INFORMATION.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Dendrite International, Inc.:

        We have audited the accompanying consolidated balance sheets of Dendrite International, Inc. (a New Jersey corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Philadelphia, Pa.,
February 1, 2002

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	December 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$30,405	$68,308
Short-term investments	—	1,295
Accounts receivable, net of allowance for doubtful accounts of $1,595 and $926, respectively	71,383	39,853
Prepaid expenses and other current assets	8,483	4,962
Deferred taxes	8,844	3,380
Facility held for sale	6,900	6,900

Total current assets	126,015	124,698

Property and equipment, net	28,140	26,377
Other assets	2,004	1,713
Long-term receivable	3,157	6,314
Goodwill	70,403	12,353
Intangible assets, net	18,574	2,973
Purchased capitalized software, net	1,666	2,275
Capitalized software development costs, net	6,126	5,605
Deferred taxes	6,372	6,168

	$262,457	$188,476

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$4,990	$1,274
Income taxes payable	6,194	5,659
Capital lease obligations	1,033	615
Accrued compensation and benefits	16,104	5,055
Accrued professional and consulting fees	7,842	3,762
Other accrued expenses	21,361	12,987
Purchase accounting restructuring accrual	3,203	1,188
Accrued restructuring charge	—	260
Deferred revenues	16,379	7,861

Total current liabilities	77,106	38,661

Capital lease obligations	187	275
Purchase accounting restructuring accrual	8,627	2,064
Other non-current liabilities	402	717
Stockholders' Equity:
Preferred stock, no par value, 15,000,000 shares authorized, none issued	—	—
Common stock, no par value, 150,000,000 shares authorized, 43,013,428 and 42,156,344 shares issued; 40,790,728 and 39,933,644 shares outstanding	100,448	93,037
Retained earnings	97,936	76,876
Deferred compensation	(56)	(76)
Accumulated other comprehensive loss	(1,317)	(2,202)
Less treasury stock, at cost	(20,876)	(20,876)

Total stockholders' equity	176,135	146,759

	$262,457	$188,476

The accompanying notes are an integral part of these financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2003	2002	2001
Revenues:
License fees	$10,860	$13,507	$18,695
Services	310,247	212,249	208,667

	$321,107	$225,756	$227,362

Cost of revenues:
Cost of license fees	4,915	4,730	4,897
Purchased software impairment	—	—	2,614
Cost of services	158,597	106,817	117,312

	163,512	111,547	124,823

Gross margin	157,595	114,209	102,539

Operating expenses:
Selling, general and administrative	111,139	77,301	94,578
Research and development	11,633	10,396	11,104
Restructuring (benefit) expense	—	(47)	6,110
Asset impairment	—	1,832	11,723

	122,772	89,482	123,515

Operating income (loss):	34,823	24,727	(20,976)
Interest income, net	731	1,085	2,439
Other income (expense)	560	(149)	3

Income (loss) before income tax expense	36,114	25,663	(18,534)
Income tax expense (benefit)	15,054	10,265	(6,063)

Net income (loss)	$21,060	$15,398	$(12,471)

Net income (loss) per share:
Basic	$0.52	$0.39	$(0.31)

Diluted	$0.51	$0.38	$(0.31)

The accompanying notes are an integral part of these financial statements.

\

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock				Accumulated Other Comprehensive Loss
			Retained Earnings	Deferred Compensation		Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Dollars
BALANCE, JANUARY 1, 2001	40,128	$83,370	$73,949	$(405)	$(1,689)	—	$(1,927)	$153,298
Purchase of treasury shares	(1,344)	—	—	—	—	—	(17,480)	(17,480)
Issuance of common stock	870	4,309	—	—	—	—	—	4,309
Changes in deferred compensation	—	—	—	272	—	—	—	272
Stock option tax benefits	—	1,934	—	—	—	—	—	1,934
Comprehensive loss:
Net loss	—	—	(12,471)	—	—	$(12,471)	—	(12,471)
Currency translation adjustment	—	—	—	—	(1,015)	(1,015)	—	(1,015)

Comprehensive loss	—	—	—	—	—	$(13,486)	—	—

BALANCE, DECEMBER 31, 2001	39,654	89,613	61,478	(133)	(2,704)	—	(19,407)	128,847
Purchase of treasury shares	(277)	—	—	—	—	—	(1,469)	(1,469)
Issuance of common stock	557	2,807	—	—	—	—	—	2,807
Changes in deferred compensation	—	—	—	57	—	—	—	57
Stock option tax benefits	—	856	—	—	—	—	—	856
Acquisition of SAI	—	1,237	—	—	—	—	—	1,237
Stock options tax benefit adjustment	—	(1,476)	—	—	—	—	—	(1,476)
Comprehensive income:
Net income	—	—	15,398	—	—	$15,398	—	15,398
Currency translation adjustment	—	—	—		502	502	—	502

Comprehensive income	—	—	—	—	—	$15,900	—	—

BALANCE, DECEMBER 31, 2002	39,934	93,037	76,876	(76)	(2,202)	—	(20,876)	146,759
Issuance of common stock	857	6,235	—	—	—	—	—	6,235
Changes in deferred compensation	—	—	—	20	—	—	—	20
Stock option tax benefits	—	1,176	—	—	—	—	—	1,176
Comprehensive income:
Net income	—	—	21,060	—	—	$21,060	—	21,060
Currency translation adjustment	—	—	—	—	885	885	—	885

Comprehensive income	—	—	—	—	—	$21,945	—	—

BALANCE, DECEMBER 31, 2003	40,791	$100,448	$97,936	$(56)	$(1,317)	—	$(20,876)	$176,135

The accompanying notes are an integral part of these financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$21,060	$15,398	$(12,471)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,717	14,096	14,985
Asset impairment	—	1,832	14,337
Restructuring (benefit) expense	—	(47)	6,110
Amortization of deferred compensation, net of forfeitures	(30)	68	150
Deferred income taxes (benefit)	608	(469)	(6,648)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	6,105	(4,889)	12,847
(Increase) decrease in prepaid expenses and other	(1,090)	—	1,778
Decrease (increase) in other non-current assets	32	(22)	—
Decrease (increase) in prepaid income taxes	—	4,744	(1,483)
(Decrease) increase in accounts payable and accrued expenses	(20,775)	(5,076)	7,420
Decrease in purchase accounting restructuring accrual	(10,883)	—	—
Increase in income taxes payable	3,320	4,257	—
Decrease in accrued restructuring charge	(260)	(2,643)	(3,160)
(Decrease) increase in deferred revenue	(2,161)	(3,260)	5,551
(Decrease) increase in other non-current liabilities	(279)	200	475

Net cash provided by operating activities	17,364	24,189	39,891

Investing activities:
Purchases of short-term investments	—	(14,710)	(20,230)
Sales of short-term investments	1,294	19,798	17,990
Acquisitions, net of cash acquired	(53,458)	(13,117)	—
Decrease (increase) in other non-current assets	400	(700)	—
Purchases of property and equipment	(6,350)	(11,113)	(17,727)
Investment in facility held for sale	—	—	(10,832)
Additions to capitalized software development costs	(3,182)	(2,678)	(3,198)

Net cash used in investing activities	(61,296)	(22,520)	(33,997)

Financing activities:
Borrowings from line of credit	8,000	—	—
Repayments of line of credit	(8,000)	—	—
Purchases of treasury stock	—	(1,469)	(17,480)
Payments on capital lease obligations	(999)	(330)	—
Issuance of common stock	6,235	2,807	4,433

Net cash provided by (used in) financing activities	5,236	1,008	(13,047)

Effect of foreign exchange rate changes on cash	793	137	(583)
Net (decrease) increase in cash and cash equivalents	(37,903)	2,814	(7,736)
Cash and cash equivalents, beginning of year	68,308	65,494	73,230

Cash and cash equivalents, end of year	$30,405	$68,308	$65,494

The accompanying notes are an integral part of these financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

        Dendrite International, Inc. and its subsidiaries (the "Company") provide a broad array of solutions worldwide focused primarily on improving the sales and marketing productivity of the pharmaceutical and other life sciences industries. The Company's solutions span the pharmaceutical commercialization process and fit into five main categories which include clinical development, brand marketing, customer management, sales effectiveness and compliance management.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of Dendrite International, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

        The functional currencies of the Company's foreign operations are deemed to be the local country's currency. As a result, the assets and liabilities of the Company's wholly-owned international subsidiaries are translated at their respective year-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translation adjustments are included in "Accumulated other comprehensive loss" and are reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in other expense on the accompanying statements of operations and are immaterial in each year. To date, the Company has not engaged in any foreign currency hedging activities.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to bad debts. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company believes its critical accounting policies to be revenue recognition, restructuring, acquisitions and related accruals, impairments and income taxes.

Revenue Recognition

        The Company provides a comprehensive range of customer relationship management ("CRM") software products, technology support services and various distribution and marketing services to the pharmaceutical industry. New customers that purchase software products from the Company generally enter into a license contract and a services contract with the Company. The Company's software licenses typically provide for a perpetual right to use the Company's software and are contracted for within a license agreement that provides for license fees billable upon contract execution. When purchasing new software, customers often also purchase implementation services, which are essential to the functionality of the Company's software. These services are contracted for in a services contract, which generally provides for payment terms over the course of the implementation project. This services contract also covers the specific ongoing support services that may have been purchased by the customer, which typically begin after the completion of the software implementation. Certain customers who have not purchased software from the Company will also enter into services contracts, and the Company will provide services that may include technology support services and/or distribution and marketing services.

        Many of the Company's arrangements include multiple deliverables. In the absence of higher-level specific authoritative guidance, the Company determines the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within the Company's control.

        Revenues for the Company's software licenses and related implementation fees are considered one accounting unit, and are recognized using the percentage-of-completion method as prescribed by AICPA Statement of Position 81-1 ("SOP 81-1"), "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and pursuant to paragraph 7 of AICPA Statement of Position 97-2 ("SOP 97-2"). The Company has not historically deferred performance costs related to its software and implementation arrangements, as revenues are generally recognized as the associated costs are incurred. The Company uses the input measure of labor incurred to monitor progress-to-completion on its software and implementation projects. Under the terms of its contracts with customers, the Company does not have the right to invoice for claims relating to overruns in its fixed fee implementation projects. To the extent that a customer submits a properly authorized change of scope document, the Company will add the budgeted revenues and costs to its existing percentage-of-completion model, as a change in estimate, for that particular project. The expected gross margin for changes of scope generally approximates that for the overall project, and therefore project revenue recognition has not historically been impacted significantly by the addition of change of scope work orders. The Company evaluates its contract accounting projects for expected losses. If it becomes evident that a project will result in a loss, the Company will provide for this loss in the period that such loss becomes evident. Contract profitability is measured at the gross margin level, with no allocation of overhead or other inclusion of indirect costs.

        The remaining service elements within the Company's arrangements, which are not related to software implementation, are evaluated using the separation criteria of EITF 00-21. This typically results in separate accounting units for initial training and hardware services that often occur during the roll out of the configured software to end users. Revenues for these services are recognized as delivered, provided all other criteria for revenue recognition have been met. In addition to the initial training and hardware services, the Company also performs various ongoing services such as help desk, data center, asset management, production services and operations management. These ongoing services are selected and negotiated individually by customers based upon their business needs and are generally recognized as delivered over the respective contractual term. Revenues related to the Company's distribution and marketing services are generally recognized as items are shipped or service obligations have been fulfilled. The Company has offered limited price protection under services agreements. Any right to a future refund from such price protection is entirely within the Company's control. It is estimated that the likelihood of a future payout due to price protection is remote.

        From time-to-time, the Company's customers will expand their field sales force, and consequently, purchase additional user licenses from the Company. The customer generally has the ability to create its own copies of the software for the new users, and therefore, there is no need for the Company to deliver anything further. Based upon this, the related revenue is recognized at the time of the customer order, in accordance with SOP 97-2.

        The Company utilizes distributors to resell certain of its software products internationally, on a limited basis. Revenues related to sales to distributors are recognized as the licenses are sold through to end-users.

        The Company utilizes Vendor Specific Objective Evidence of fair value ("VSOE") to allocate the portion of the arrangement fee that relates to post-contract customer support ("PCS"). The PCS-related services offered consist only of software maintenance and warranty services. The Company's maintenance services consist primarily of the correction of errors in the software and the delivery of unspecified upgrades and enhancements, on a when-and-if available basis, over the maintenance term. The Company establishes VSOE of fair value for PCS using the maintenance renewal rate that is present in each of its services contracts. The Company's maintenance is offered at a fee that is based upon a percentage of license fees. The PCS element of the Company's arrangements is accounted for under SOP 97-2.

        The Company will sometimes provide for a warranty period within its arrangements. The services provided during the warranty period are the same as those provided under software maintenance. These activities include correcting errors or bugs in the software, ensuring that the software complies with defined specifications and providing unspecified upgrades or enhancements on a when-and-if-available basis, during the term of the warranty period. The warranties included in the Company's arrangements generally coincide with the length of the projected software implementation period, typically 180 days from the execution of the license contract and always end on a specific date. The Company allocates a portion of the related license fee revenues to the value of services during the warranty period and recognizes such amounts ratably over the warranty period. VSOE for the Company's warranty services is established using the maintenance renewal rate that is present in each of the Company's services contracts.

        In connection with the acquisition of Synavant Inc. ("Synavant") (Note 4), the Company assumed an existing agreement between Synavant and IMS Health, Synavant's former parent company, for subscription access to certain information databases between the two companies. The databases, namely Xponent (owned by IMS Health) and Pharbase (owned by the Company), contain information related to prescription drug trends and physicians, respectively. The companies sell information from these databases to their customers. The fees charged between IMS Health and the Company are fixed and the annual fee amounts, under the current agreement, offset one another. During the year ended December 31, 2003, the Company recorded $750,000 of revenues and $750,000 of costs related to this arrangement.

Shipping and Handling Fees

        Shipping and handling fees billed to customers are recorded as revenue and shipping and handling costs paid to vendors are recorded as cost of sales. Shipping and handling fees recorded as revenues and costs of sales for the year ended December 31, 2003, 2002 and 2001 were $7,361,000, $0 and $0, respectively.

Stock Based Compensation

        The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." The Company applies Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options granted under the Company's stock option plans (the "Plans"). Accordingly, compensation cost has been computed for the Plans based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company's stock. With the exception of anniversary stock grants (Note 13), which are accrued over the employment period of the employee, the exercise price of substantially all stock options granted equaled the fair value of the Company's stock at the date of option issuance and accordingly, no compensation cost related to stock options has been recorded in the accompanying consolidated statements of operations. Had compensation cost for the Plans and the employee stock purchase plan been determined consistent with SFAS 123, the Company's net income/(loss) and net income/(loss) per share would have been adjusted to the following pro forma amounts:

	For the Year Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$21,060,000	$15,398,000	$(12,471,000)
Add: Deferred compensation amortization, net of forfeitures recognized in accordance with APB 25, net of related tax effects	(18,000)	41,000	96,000
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(10,693,000)	(14,816,000)	(17,800,000)

Pro forma net income (loss)	$10,349,000	$623,000	$(30,175,000)

Earnings (loss) per share:
Basic—as reported	$0.52	$0.39	$(0.31)
Basic—pro forma	$0.26	$0.02	$(0.76)
Diluted—as reported	$0.51	$0.38	$(0.31)
Diluted—pro forma	$0.25	$0.02	$(0.76)

        The Company previously reported pro forma net income (loss) of $313,000 and $(29,843,000) and pro forma basic and diluted net earnings (loss) per common share of $0.01 and $(0.75) for the years ended December 31, 2002 and 2001, respectively. In estimating the fair value of options at the date of grant using the fair value methodology under SFAS No. 123 for the years ended December 31, 2002 and 2001, the Company utilized a computational model which failed to adjust, in accordance with the Company's accounting policy, the estimated forfeiture percentage for actual experience with options, causing an error in the computation of the "pro forma net income (loss)" and "pro forma net earnings (loss) per share" information previously presented in this note for these periods. This has been corrected in this report for the years ended December 31, 2002 and 2001.

        The fair value for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	December 31,
	2003	2002	2001
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	70.0%	80.0%	80.0%
Weighted-average risk free interest rate	3.2%	3.8%	4.7%
Expected life of the option (years)	5.25	6	6

        The stock-based employee compensation expense determined under the fair value based methods for all awards, net of related tax effects, disclosed herein is determined based upon the number and fair value of options granted and an estimate of forfeitures. The expense is recognized over the vesting period of the options. Under SFAS 123, compensation expense is not recognized for options that are forfeited due to the employee's failure to fulfill service requirements. Therefore, while the fair value per option is not recalculated, the number of options vesting would change, thus requiring recalculation of the aggregate compensation expense. The Company accounts for forfeitures by estimating the total number of awards that will vest and adjusting that estimate if evidence becomes available that a different number of awards is expected to vest.

        The Black-Scholes option valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of the highly subjective assumptions disclosed above. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair market value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Deferred Revenues

        Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This predominantly occurs in two situations: a) annual billings of software maintenance fees; and b) upfront billings of fees that are recognized over time.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Supplemental Cash Flow Information

        For the years ended December 31, 2003, 2002 and 2001, the Company paid interest of approximately $80,000, $15,000 and $0, respectively. For the years ended December 31, 2003, 2002 and 2001, the Company paid income taxes of approximately $11,811,000, $5,895,000, and $3,622,000, respectively.

        The following table lists assets (other than cash) that were acquired and liabilities that were assumed in connection with the acquisitions in 2003 and 2002 as discussed in Note 4:

	December 31,
	2003	2002
Assets Acquired
Accounts receivable	$30,138,000	$5,732,000
Other current assets	2,861,000	398,000
Property and equipment	9,158,000	1,689,000
Other assets	8,623,000	1,402,000
Intangibles	18,900,000	5,583,000
Goodwill	57,940,000	7,634,000

Total assets acquired	127,620,000	22,438,000

Liabilities Assumed
Restructuring reserve—current	(11,742,000)	—
Deferred revenue	(10,401,000)	(1,209,000)
Other current liabilities	(42,910,000)	(5,655,000)
Restructuring reserve—long-term	(7,918,000)	—
Other liabilities	(561,000)	(1,220,000)

Total liabilities assumed	(73,532,000)	(8,084,000)

Net assets aquired, net of cash	54,088,000	14,354,000
Unpaid legal and professional fees incurred in connection with the acquisition	(630,000)	—
Value of stock options issued	—	(1,237,000)

Cash paid, net of cash acquired	$53,458,000	$13,117,000

Short-Term Investments

        The Company holds investments in highly rated corporate and municipal bonds. These investments are carried at cost which approximates fair value.

Receivables and Allowance for Doubtful Accounts

        Receivables consist of amounts billed and currently due to the Company from normal business activities and unbilled costs primarily related to revenues on long-term contracts that have been recognized for accounting purposes, but not yet billed to customers. The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectable amounts based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.

Impairment of Long-Lived Assets

        The Company reviews its long-lived assets, including property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset's fair value. (See Note 3.)

Property and Equipment

        Fixed assets, including software developed for internal use, are stated at cost less accumulated depreciation. Depreciation and amortization are calculated on the straight-line basis. Maintenance, repairs and minor replacements that do not extend the life or functionality of the related assets are charged to expense as incurred; renewals and betterments are capitalized.

Capitalized Software Development Costs

        In accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or a detailed working program design, to the point in time that the product is available for general release to customers. Capitalized software development costs are amortized on a straight-line basis over the estimated economic lives of the products (no longer than four years), beginning with general release to customers. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of December 31, 2003, management believes that no revisions to the remaining useful lives or write-down of capitalized development costs are required. The amount of capitalized software development related to the development of new software products or the enhancement of existing software products from sale of licenses as of December 31, 2003 and 2002 was as follows:

	December 31,
	2003	2002
Capitalized software development costs	$20,721,000	$17,546,000
Less: Accumulated amortization	(14,595,000)	(11,941,000)

Net capitalized software development costs	$6,126,000	$5,605,000

        Amortization of capitalized software development costs for the years ended December 31, 2003, 2002 and 2001 was $2,654,000, $2,601,000 and $2,072,000, respectively, and is included in cost of license fees in the accompanying consolidated statements of operations.

        In connection with certain business acquisitions (see Note 4), the Company purchased software that was determined to have reached technological feasibility. The amount of purchased capitalized software remaining as of December 31, 2003 and 2002 was as follows:

	December 31,
	2003	2002
SAI purchased capitalized software	$2,441,000	$2,441,000
Less: Accumulated amortization	(775,000)	(166,000)

Net purchased capitalized software	$1,666,000	$2,275,000

        During the second quarter of 2001, the Company recorded an impairment charge relating to purchased capitalized software costs. Subsequent to the Marketing Management International, Inc. ("MMI") acquisition, the Company decided to offer the mid-tier pharmaceutical market a product more compatible with the Company's vision of integrated CRM solutions. Accordingly, during 2001, the Company reduced the remaining useful life of the purchased capitalized software related to the MMI acquisition so that this asset was fully amortized as of December 31, 2001.

        Amortization expense of purchased capitalized software for the years ended December 31, 2003, 2002 and 2001 was $609,000, $166,000 and $1,530,000, respectively, and is included in cost of license fees in the accompanying consolidated statement of operations. Amortization for the year ended December 31, 2001 included $678,000 of accelerated amortization relating to the purchased capitalized software of MMI.

Goodwill and Intangible Assets

        In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets"("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

        SFAS 142 became effective for fiscal years beginning after December 15, 2001. In accordance with SFAS 142, the Company ceased amortizing goodwill in the year ending December 31, 2001. Amortization of goodwill for the year ended December 31, 2001 was $1,302,000 and is included within selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. Based on the impairment tests performed, there was no impairment of goodwill in 2003 or 2002; however, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

        Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to thirteen years.

        The results of operations for the years ended December 31, 2003 and 2002 reflect the adoption of SFAS 142. The following table presents the impact of SFAS 142 on net loss and net loss per share for 2001 had the accounting standard been in effect for that year:

December 31, 2001
Net loss (as reported)	$(12,471,000)
Add back amortization of goodwill, net of income tax effect	833,000

Adjusted net loss	$(11,638,000)

Basic net loss per common share:
Net loss per share (as reported)	$(0.31)
Add back amortization of goodwill, net of income tax effect	0.02

Adjusted basic net loss per common share	$(0.29)

Diluted net loss per common share:
Net loss per diluted share (as reported)	$(0.31)
Add back amortization of goodwill, net of income tax effect	0.02

Adjusted diluted net loss per common share	$(0.29)

        In the second quarter of 2001, the Company determined that the future undiscounted cash flows from goodwill associated with its acquisitions of Associated Business Computing, N.V. ("ABC") and Analytika, Inc. ("Analytika") would be negative, due primarily to the lack of future revenue to be generated and the costs required to support current contractual levels (see Note 3). Accordingly, the Company recorded an impairment charge of $6,173,000 relating to the goodwill of ABC and Analytika to reduce the respective net intangible assets to zero. This impairment charge is included within asset impairment in the accompanying Consolidated Statements of Operations.

Guarantees

        The Company provides certain indemnification provisions within its software licensing agreements, to protect its customers from any liabilities or damages resulting from a claim of misappropriation or infringement by third parties relating to its software. These provisions continue in perpetuity, along with the Company's software licensing agreements. The Company has never incurred a liability relating to one of these indemnification provisions in the past and management believes that the likelihood of any future payout relating to these provisions is unlikely. Therefore, the Company has not recorded a liability during any period for these indemnification provisions.

Asset Retirement Obligations

        We accrue for asset retirement obligations over the period in which the obligations are incurred. These costs consist primarily of retro-fit costs related to leasehold improvements required at lease termination and are accrued at the estimated fair value. When the related liability is initially recorded, we capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. As of December 31, 2003, the Company has approximately $400,000 accrued for asset retirement obligations.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities reflect the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. In addition, in accordance with SFAS 109, a valuation allowance is required to be recognized if it is not believed to be "more likely than not" that a deferred tax asset will be realized.

        At December 31, 2003 and 2002, there were approximately $13,708,000 and $5,479,000, respectively, of undistributed earnings of non-U.S. subsidiaries that are considered to be reinvested indefinitely. If such earnings were remitted to the Company, the applicable United States federal income and foreign withholding taxes may be wholly or partially offset by foreign tax credits. As a result, the determination of potential U.S. income taxes on these undistributed earnings is not practicable at December 31, 2003 or 2002.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and short-term investment balances and trade accounts receivable. The Company invests its excess cash with large banks. The Company's customer base principally comprises companies within the pharmaceutical industry. As a result, the Company derives its revenues from a limited number of large pharmaceutical companies. As of December 31, 2003 and 2002, 17% and 28% of our receivables balance was due from our largest customer, respectively. The Company performs evaluations of its customers' financial condition and does not require collateral from its customers.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense was $2,688,000, $3,245,000 and $4,351,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Net Income (Loss) Per Share

        The Company calculates net income (loss) per share pursuant to SFAS 128, "Earnings Per Share." For the year ended December 31, 2001, approximately 601,000 common stock equivalents were anti-dilutive and were, therefore, excluded from the computation of net loss per share. The following table presents the computation of basic and diluted net income (loss) per share for the years ended:

	December 31,
	2003	2002	2001
Basic net income (loss) per share computation:
Net income (loss)	$21,060,000	$15,398,000	$(12,471,000)

Weighted average common shares outstanding	40,340,000	39,872,000	39,681,000

Basic net income (loss) per share	$0.52	$0.39	$(0.31)

Diluted net income (loss) per share computation:
Net income (loss)	$21,060,000	$15,398,000	$(12,471,000)

Diluted common shares outstanding:
Weighted average common shares outstanding	40,340,000	39,872,000	39,681,000
Impact of dilutive stock options	1,075,000	255,000	—

Diluted common shares outstanding	41,415,000	40,127,000	39,681,000

Diluted net income (loss) per share	$0.51	$0.38	$(0.31)

Reclassifications

        Certain reclassifications have been made to prior year amounts to conform with current year presentation.

Recent Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board (the "FASB") released Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate those entities. FIN 46 is effective immediately for VIEs created after January 31, 2003 and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financials statements for periods ending after March 14, 2004. The Company does not have any arrangements with variable interest entities that require consolidation of their financial information into our financial statements. FIN 46R did not have any impact on the Company's financial statements or liquidity.

        In November 2002, the FASB issued EITF 00-21. EITF 00-21 addresses the accounting for arrangements that involve the delivery or performance of multiple products, services or rights to use assets. This consensus is applicable to arrangements entered into for periods after June 15, 2003. Adopted for periods after June 15, 2003, EITF 00-21 did not have a material impact on the Company's consolidated financial statements.

        In November 2001, the FASB issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" (EITF 01-14). EITF 01-14 requires that in cases where the contractor acts as a principal, reimbursements received for out-of-pocket expenses incurred be characterized as revenue and the associated costs be included as cost of services in the income statement. The Company applied EITF 01-14 and, as required, has reclassified comparative financial information for the year ended December 31, 2001, the impact of which was to increase both revenues and cost of services by $3,405,000. The implementation of EITF 01-14 had no impact upon earnings.

2.     RESTRUCTURING CHARGE

        On June 14, 2001, the Company announced a restructuring of its business operations to reflect a lower expected revenue growth model in the near term. As a result the Company re-examined its cost structure and determined that there were duplicate employee costs and excess overhead costs. The restructuring plan consisted of a reduction of 155 delivery and staff positions and the termination of 35 independent contractors across various departments in the United States and Europe. In addition, 192 additional positions were eliminated as part of the closing of other Company facilities in Stroudsburg, PA. The Stroudsburg, PA operations were relocated to the Company's facilities in New Jersey, Virginia and a new facility in Bethlehem, PA. The exit costs consisting of costs to retrofit the Stroudsburg facility, lease termination costs and the write-off of leasehold improvements were included in the restructuring charge while moving and other start-up costs were not included in this restructuring charge but were expensed as incurred.

        During the second quarter of 2001, the Company recorded a charge of $6,134,000 associated with this restructuring. This charge was reduced by $24,000 to $6,110,000 in the fourth quarter of 2001 due to the variance between the amounts originally recorded and management's revised estimate of the total costs of the restructuring. This reduction of $24,000 was recorded within restructuring charge on the accompanying consolidated statements of operations. During the fourth quarter of 2002, the Company again reduced the restructuring accrual by an additional $47,000 due to a revised estimate of the total costs of the restructuring. Of the restructuring charge, $260,000 related primarily to severance that had not been paid as of December 31, 2002, and accordingly, is classified as accrued restructuring charge in the accompanying December 31, 2002 consolidated balance sheet. The restructuring charges were based upon formal plans approved by the Company's management using the information available at the time. The activity in accrued restructuring for the periods ended December 31, 2003 and 2002 is summarized in the tables below:

	Accrued Restructuring as of January 1, 2003	Cash Payments in 2003	Accrued Restructuring as of December 31, 2003
Termination payments to employees	$260,000	$(260,000)	$—

	Accrued Restructuring as of January 1, 2002	Cash Payments in 2002	Reversal of Accrual in 2002	Accrued Restructuring as of December 31, 2002
Termination payments to employees	$2,218,000	$(1,911,000)	$(47,000)	$260,000
Facility exit costs	495,000	(495,000)	—	—
Contract termination and other restructuring costs	237,000	(237,000)	—	—

	$2,950,000	$(2,643,000)	$(47,000)	$260,000

3.     ASSET IMPAIRMENTS

        During the year ended December 31, 2001, the Company reviewed the carrying values of its long-lived assets, including its minority investments in start-up ventures, identifiable intangibles and goodwill. In connection with the Company's investments in two start-up ventures, the Company followed Accounting Principals Board 18, "The Equity Method of Accounting for Investments in Common Stock," which states that when a series of operating losses of an investee or other factors indicate that a decrease in value of the investment has occurred which is other than temporary, an impairment should be recognized. During the review of both start-up ventures, the Company became aware of a series of operating losses and the need of each start-up venture to obtain additional financing to continue operations which became especially severe in the second quarter of 2001. In addition, prior to the end of 2001 both start-up ventures filed for bankruptcy. As a result, during the year ended December 31, 2001, the Company wrote off $3,450,000 of cost method investments in these two start-up ventures due to an other than temporary decline in the fair value of these investments.

        As part of its partnership with Oracle Corporation the Company announced on June 14, 2001 its intention to market an integrated CRM solution to meet the specialized needs of the worldwide pharmaceutical industry. As a result, the Company's vision and product platform changed. The Company determined that it would no longer offer the Analytika and ABC products, but would continue to support both products until existing customer contract terms expired. As a result, no revenues were forecasted for either product for the future other than those under existing contracts. Further, despite the lack of future revenue the Company needed to maintain the infrastructure required to support our Analytika and ABC product for the term of each contract. Since the forecasted revenue base was significantly reduced yet the infrastructure and administrative costs remained relatively fixed, these operations transitioned from positive to negative cash flows. In accordance with SFAS 121 the Company reviewed the future undiscounted net cash flows of the ABC and Analytika products and determined the cash flows to be negative due to the fact the projected revenue generated from new sales for each operation was zero. As a result, all of the goodwill associated with ABC and

Analytika was impaired during the quarter ended June 30, 2001. Accordingly, the Company recorded a goodwill impairment charge of $6,173,000 during the year ended December 31, 2001.

        During the third quarter of 2002 and the fourth quarter of 2001, the Company recorded an asset impairment of $1,832,000 and $2,100,000, respectively, related to a facility held for sale. (See Note 7).

        During the year ended December 31, 2003, the Company determined that no impairment charges were deemed necessary based upon the current carrying value of its long-lived assets.

4.     ACQUISITIONS

        On June 16, 2003, the Company completed its acquisition of Synavant Inc. ("Synavant"). Synavant provided a broad range of knowledge-based services to pharmaceutical and other life sciences companies around the world. Its comprehensive global solutions included pharmaceutical CRM applications, interactive marketing, server and database management, dedicated local helpline support, training, telemarketing, sample management and product recall services. Synavant was headquartered in Atlanta, Georgia, and had offices in 21 countries. The combining of resources of Synavant with the existing resources of Dendrite creates a comprehensive information, software and services company dedicated to the global life sciences industry, and further enhances Dendrite's ability to provide market leading solutions to the sales, marketing and clinical functions of pharmaceutical and other life science companies. Synavant's results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

        The Synavant acquisition was completed pursuant to an Agreement and Plan of Merger, dated as of May 9, 2003 and amended as of May 16, 2003 (as amended, the "Merger Agreement") by and among Dendrite, Synavant and Amgis Acquisition Co. ("Amgis"), a wholly-owned subsidiary of Dendrite. Amgis and Dendrite conducted an all cash tender offer to acquire the outstanding shares of Synavant common stock at $3.22 per share. The consideration paid in the acquisition was a result of a bidding process and arms-length negotiations between the executive officers and boards of directors of Synavant and Dendrite.

        The aggregate purchase price was approximately $55,130,000, including consideration paid for the common stock, and approximately $3,445,000 of legal and professional fees incurred in connection with the transaction.

        A condensed balance sheet of Synavant, reflecting the amounts assigned to each major asset and liability category as of June 16, 2003 is as follows:

Assets Acquired
Current assets:
Cash	$1,042,000
Accounts receivable	30,138,000
Other current assets	2,861,000

Total current assets	34,041,000
Long-term assets:
Property and equipment	9,158,000
Other assets	8,623,000

Total assets acquired, excluding goodwill and intangibles	51,822,000

Liabilities Assumed
Current liabilities:
Restructuring reserve—current	11,742,000
Deferred revenue	10,401,000
Other current liabilities	42,910,000

Total current liabilities	65,053,000
Long-term liabilities:
Restructuring reserve—long-term	7,918,000
Other liabilities	561,000

Total liabilities assumed	73,532,000

Net liabilities assumed, excluding intangibles and goodwill	$(21,710,000)
Intangibles	18,900,000
Goodwill	57,940,000

Net assets acquired	$55,130,000

        In connection with the Synavant acquisition, the Company recorded $57,940,000 of goodwill and $18,900,000 of acquired intangible assets of which approximately $6,000,000 was assigned to trademarks, which are not subject to amortization. The remaining $12,900,000 of intangible assets, with a weighted-average amortization period of approximately 9 years, have been assigned as follows:

	Estimated Useful Life (Years)	Acquired Intangible Asset Value
Backlog(1)	3	$2,400,000
Customer relationship assets	13	5,800,000
Non-compete covenants	2	2,100,000
Purchased database	10	2,600,000

		$12,900,000

(1)
Backlog is being amortized over a projected revenue curve of 3 years.

        The goodwill and intangible assets recorded for financial statement purposes are not deductible for tax purposes.

        On September 19, 2002, the Company acquired Software Associates International ("SAI"), a privately held company based in New Jersey. SAI provided software products and solutions that enhanced corporate level sales and marketing analysis for pharmaceutical companies. The results of SAI's operations have been included in the consolidated financial statements since the acquisition date.

        The aggregate purchase price was approximately $16,739,000 which included: cash of approximately $15,092,000; accrued professional service fees of approximately $410,000; and options to purchase Dendrite common stock valued at approximately $1,237,000. The fair value of the stock options was estimated using the Black-Scholes valuation model.

        The Company recorded $7,634,000 of goodwill and $4,694,000 of acquired intangible assets, of which approximately $732,000 was assigned to registered trademarks that are not subject to amortization. The remaining $3,962,000 of acquired intangible, with a weighted-average amortization period of approximately 3 years, has been assigned as follows:

	Estimated Useful Life (Years)	Acquired Intangible Asset Value
Customer relationship assets	3	$1,193,000
Non-compete covenants	3	328,000
Purchased software development costs	4	2,441,000

		$3,962,000

        On August 12, 2002, the Company acquired Pharma Vision LLC ("Pharma Vision") for cash consideration of approximately $700,000 which includes approximately $50,000 of professional service fees. Pharma Vision collected and sold data for customer targeting that pharmaceutical representatives use in Europe and support to pharmaceutical customers in Belgium and The Netherlands. The results of Pharma Vision's operations have been included in the accompanying Consolidated Financial Statements since the date of acquisition.

        Pro forma unaudited results of operations of the Company as if the Synavant and SAI acquisitions had occurred on January 1, 2002 are as follows:

	December 31,
	2003	2002
Revenue	$386,190,000	$406,461,000
Net Income	$5,144,000	$7,342,000
Basic Income per share	$0.13	$0.18
Diluted Income per share	$0.13	$0.18

5.     PURCHASE ACCOUNTING RESTRUCTURING ACCRUAL

SAI

        In connection with the acquisition of SAI, discussed in Note 4, the Company developed an exit plan to close SAI's facility in Mt. Arlington, New Jersey, and relocate the operations to other Company facilities in New Jersey. The Company accrued, as part of the acquisition costs, the costs to terminate certain leases amounting to $3,252,000. The Company exited the facility during the first quarter of 2003 and anticipates that the remaining accrued restructuring balance will be paid over the life of the lease, ending in July 2006. The activity related to the SAI purchase accounting restructuring accrual for year ended December 31, 2003 is summarized in the table below:

	2002 Restructuring Charge	Cash Payments in 2002	Purchase Accounting Restructuring Accrual as of December 31, 2002	Cash Payments in 2003	Purchase Accounting Restructuring Accrual as of December 31, 2003
Lease termination costs	$3,252,000	$—	$3,252,000	$(987,000)	$2,265,000

Synavant

        In connection with the acquisition of Synavant, discussed in Note 4, the Company plans to restructure the combined operations by exiting certain former Synavant facilities and eliminating certain former Synavant positions. The Company accrued approximately $22,102,000 at June 16, 2003 for liabilities associated with the cost of completing the restructuring plan. The components of this accrued liability was approximately $13,042,000 of severance costs for former Synavant positions being eliminated and approximately $9,060,000 of costs to exit former Synavant facilities. During the fourth quarter of 2003, the Company's management reduced its restructuring accrual estimate by approximately $2,442,000 and recorded the adjustment to goodwill in the accompanying consolidated balance sheet. The Company's management believes the accrued liability as of December 31, 2003 will be adequate to cover the costs incurred related to the restructuring.

        The liability accrued for expenses to be incurred in exiting certain Synavant facilities included assumptions related to sublease income which offsets future lease obligations. The underlying subleases are not in place for all facilities and the future placement of subleases, including the timing and terms and conditions of subleases, could be different than the assumptions.

        The Company anticipates that the remaining accrued restructuring balance related to the termination of employees will be paid during the year ending December 31, 2004. The Company anticipates that the remaining accrued restructuring balance related to the facility exit costs will be paid over the life of the lease, ending in February 2012. The activity related to the Synavant purchase accounting restructuring accrual for the year ended December 31, 2003 is summarized in the table below:

	Purchase Accounting Restructuring Accrual as of June 16, 2003	4th Quarter 2003 Restructuring Accrual Adjustments	Cash Payments in 2003	Purchase Accounting Restructuring Accrual as of December 31, 2003
Termination payments to employees	$13,042,000	$(2,272,000)	$(8,392,000)	$2,378,000
Facility exit costs	9,060,000	(170,000)	(1,703,000)	7,187,000

	$22,102,000	$(2,442,000)	$(10,095,000)	$9,565,000

6.     PROPERTY AND EQUIPMENT

        Depreciation expense, including amortization expense of capital leases, for the years ended December 31, 2003, 2002 and 2001 was $14,719,000, $11,161,000 and $10,082,000, respectively.

		December 31,
	Estimated Useful Life (Years)	2003	2002
Building and building improvements	40	$1,062,000	$—
Computer hardware, software and other equipment	2 - 5	44,888,000	38,127,000
Furniture and fixtures	5	6,991,000	5,149,000
Leasehold improvements	Shorter of estimated useful life or lease term	16,837,000	13,942,000
Capital leases	Lease term	2,308,000	992,000

		72,086,000	58,210,000
Less: Accumulated depreciation and amortization		(43,946,000)	(31,833,000)

		$28,140,000	$26,377,000

7.     FACILITY HELD FOR SALE

        In April 2001, the Company paid $10,832,000 to purchase a 145,000 square foot building in New Jersey for the purpose of establishing a new U.S. operations facility to accommodate the Company's growth. In connection with its 2001 restructuring, the Company made the decision to shift its operations to other existing facilities and therefore decided to sell the new facility (see Note 2). This building is classified as a facility held for sale in the accompanying consolidated balance sheets. This facility has been actively for sale since the second quarter of 2001. Due to economic events, and the related impact on the value of real estate, the Company recorded an asset impairment of $2,100,000 to reduce the carrying value of this facility to its estimated fair market value during the fourth quarter of 2001. During the third quarter of 2002, the Company determined an additional impairment existed due to the continued increase in vacancy rates in the surrounding area. Accordingly, the carrying value of the facility held for sale was adjusted to the new fair value, less costs to sell, of approximately $6,900,000, based upon a third-party valuation. The resulting $1,832,000 impairment loss is the asset impairment charge included within the accompanying 2002 consolidated statements of operations. See Note 3.

8.     GOODWILL AND INTANGIBLE ASSETS

        Effective July 1, 2001, the Company adopted SFAS 141, "Business Combinations," and effective January 1, 2002 the Company adopted SFAS 142, "Goodwill and other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, which was superceded by SFAS 144. Based on the Company's analysis, there was no impairment of goodwill upon adoption of SFAS 142 on January 1, 2002. The Company conducts its annual impairment testing of goodwill as of October 1 of each year. For the years ended December 31, 2003 and 2002 there was no impairment recorded.

        The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

	As of December 31, 2003			As of December 31, 2002
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets Subject To Amortization:
Purchased capitalized software	$2,441,000	$775,000	$1,666,000	$2,441,000	$166,000	$2,275,000
Capitalized software development costs	20,721,000	14,595,000	6,126,000	17,546,000	11,941,000	5,605,000
Customer relationship assets	6,993,000	904,000	6,089,000	1,193,000	132,000	1,061,000
Backlog	2,400,000	1,798,000	602,000	—	—	—
Non-compete covenants	3,730,000	1,170,000	2,560,000	1,217,000	37,000	1,180,000
Purchased database	2,600,000	140,000	2,460,000	—	—	—
Other intangibles	177,000	46,000	131,000	—	—	—

Total	39,062,000	19,428,000	19,634,000	22,397,000	12,276,000	10,121,000
Intangible Assets Not Subject to Amortization:
Goodwill	70,403,000	—	70,403,000	12,353,000	—	12,353,000
Trademarks	6,732,000	—	6,732,000	732,000	—	732,000

Total	77,135,000	—	77,135,000	13,085,000	—	13,085,000

Total goodwill and intangible assets	$116,197,000	$19,428,000	$96,769,000	$35,482,000	$12,276,000	$23,206,000

        The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

	Balance as of January 1, 2003	Additions	Balance as of December 31, 2003
Goodwill	$12,353,000	$58,050,000	$70,403,000

        The following table reconciles net intangible assets subject to amortization for the period from December 31, 2002 to December 31, 2003:

		2003 Activity
	Net Intangibles as of December 31, 2002	Additions	Amortization	Translation and Other	Net Intangibles as of December 31, 2003
Purchased capitalized software	$2,275,000	$—	$(609,000)	$—	$1,666,000
Capitalized software development costs	5,605,000	3,175,000	(2,654,000)	—	6,126,000
Customer relationship assets	1,061,000	5,800,000	(772,000)	—	6,089,000
Backlog	—	2,400,000	(1,798,000)	—	602,000
Non-compete covenants	1,180,000	2,172,000	(979,000)	187,000	2,560,000
Purchased database	—	2,600,000	(140,000)	—	2,460,000
Other intangibles	—	163,000	(46,000)	14,000	131,000

Total	$10,121,000	$16,310,000	$(6,998,000)	$201,000	$19,634,000

        Amortization expense related to intangible assets, including internally developed capitalized software costs for the years ended December 31, 2003, 2002 and 2001 was $6,998,000, $2,845,000 and $4,903,000, respectively. Aggregate future annual amortization expense of intangible assets is estimated to be:

Year Ending December 31,
2004	$7,046,000
2005	4,102,000
2006	2,579,000
2007	713,000
2008	706,000
Thereafter	4,488,000

$19,634,000

9.     LONG TERM RECEIVABLE

        During the year ended December 31, 2002, the Company recorded a long-term receivable of $6,314,000 from a major U.S. pharmaceutical company as part of a five-year contract. This long term receivable will be paid as the scheduled maturities come due through January 2005. As of December 31, 2003, $3,157,000 of the long-term receivable was classified within accounts receivable as the amount was due and paid in January 2004. The Company has imputed interest and accordingly, interest income is recognized as earned within interest income on the consolidated statement of operations.

10.   NOTE RECEIVABLE FROM OFFICER OF THE COMPANY

        In May 2002, the Company entered into a note receivable, which was repaid during the year ended December 31, 2003, with an officer of the Company in the amount of $500,000 in connection with his relocation. The principal was secured by real estate and marketable securities and payable in four installments through December 31, 2005. The principal balance and interest earned through the date of repayment, at a rate equal to 7.25% per annum. The note receivable was included within Other Assets on the accompanying consolidated balance sheet as of December 31, 2002.

11.   REVOLVING CREDIT

        The Company entered into a credit agreement (the "Agreement") as of June 16, 2003, in the amount of $30 million with JPMorgan Chase Bank that expires on July 1, 2005. The Agreement replaced the Company's then existing $15 million credit facility. The Agreement is available to finance working capital needs and possible future acquisitions. Among other covenants, the Agreement requires the Company to maintain a minimum consolidated net worth, measured quarterly, which is equal to $130 million, plus 50% of net income earned after April 1, 2003 and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. As of December 31, 2003, our consolidated net worth was $176,315,000. The Agreement contains certain restrictions on our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. The Company borrowed and repaid $8,000,000 during the year ended December 31, 2003. At no time during the year ended December 31, 2003, did the Company have more than $5,000,000 outstanding under the line of credit. As of December 31, 2003, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants.

        As of December 31, 2003 and 2002, the Company had letters of credit of approximately $921,000 and $475,000 outstanding.

12.   INCOME TAXES

        The components of income before income tax expense (benefit) were as follows:

	December 31,
	2003	2002	2001
Domestic	$29,306,000	$18,869,000	$(18,259,000)
Foreign	6,808,000	6,794,000	(275,000)

Total income (loss) before income tax expense (benefit)	$36,114,000	$25,663,000	$(18,534,000)

        The components of income taxes were as follows:

	December 31,
	2003	2002	2001
Current Provision (Benefit):
Federal	$8,049,000	$4,594,000	$(1,034,000)
State	876,000	1,628,000	256,000
Foreign	2,599,000	3,911,000	2,495,000

	11,524,000	10,133,000	1,717,000
Deferred Provision (Benefit):
Federal	1,123,000	354,000	(5,195,000)
State	15,000	(86,000)	(1,320,000)
Foreign	2,392,000	(136,000)	(1,265,000)

	3,530,000	132,000	(7,780,000)

Total income tax expense (benefit)	$15,054,000	$10,265,000	$(6,063,000)

        The reconciliation of the statutory Federal income tax rate to the Company's effective income tax rate is as follows:

	December 31,
	2003	2002	2001
Federal statutory tax rate	35.0%	35.0%	(35.0)%
Difference between U.S. and non-U.S. rates	4.5	4.2	4.8
State income taxes, net of federal tax benefit	1.4	5.1	(3.5)
Nondeductible expenses	0.4	0.3	2.9
Tax credits utilized	(1.9)	(6.5)	(2.7)
Other	2.3	1.9	.8

	41.7%	40.0%	(32.7)%

        The tax effect of temporary differences that give rise to deferred income assets and liabilities is as follows:

	December 31,
	2003	2002
Gross deferred tax asset:
Depreciation and amortization	$—	$1,502,000
Federal net operating losses	8,165,000	—
Foreign net operating losses	11,060,000	3,225,000
State net operating losses	2,872,000	2,846,000
Federal capital loss carryover	1,208,000	1,208,000
Federal foreign tax credit carryover	734,000	763,000
Accruals and reserves not currently deductible	10,728,000	4,424,000
Other	1,561,000	1,614,000

	36,328,000	15,582,000
Less: Valuation allowance	(15,215,000)	(4,482,000)

	$21,113,000	$11,100,000

Gross deferred tax liability:
Depreciation and amortization	$(4,239,000)	$—
Capitalized software development costs	(1,658,000)	(1,552,000)

	$(5,897,000)	$(1,552,000)

        As of December 31, 2003 and 2002, the Company recorded a valuation allowance against its net deferred tax assets of approximately $15,215,000 and $4,482,001, respectively. The increase in valuation allowance relates primarily to federal and foreign net operating losses that were obtained in the Synavant acquisition. The valuation allowance also increased due to additional uncertainty regarding the realizability of foreign net operating losses, foreign tax credit carryforwards and capital loss carryforwards.

        At the point in time that the Company is able to recognize tax benefits related to deferred tax assets, for which valuation allowances have been provided as of December 31, 2003, the benefit would be allocated as follows:

Income taxes	$6,324,000
Goodwill	8,891,000

$15,215,000

        As of December 31, 2003, the Company has available federal net operating loss carryforwards of approximately $23,300,000 resulting from the acquisition of Synavant. These losses begin to expire in varying amounts from 2019 through 2023. Utilization of these losses are subject to annual limitations under section 382 of the Internal Revenue Code. Realization of these loss carryforwards, either through the reduction of valuation allowances or deferred tax assets, will not affect the Company's future provision for income taxes due to the effects of purchase accounting. Additionally, the Company has available state net operating loss carryforwards of approximately $45,000,000 and foreign net operating loss carryforwards of approximately $31,600,000 which expire in varying amounts from 2004 through 2023. The Company also has available foreign tax credit carryforwards of approximately $734,000 as of December 31, 2003 which expire in 2007 and 2008.

13.   STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

        The Company has various stock option plans (the "Plans") that provide for the granting of options to purchase the Company's common stock. Under the Plans, the total number of shares of common stock that may be granted is 14,050,002. During 2002, the Company obtained shareholder approval to increase the number of shares available under the Plans by 1,500,000 shares to 15,550,002 shares. Options granted under the Plans generally vest over a four-year period and are exercisable over a period not to exceed ten years as determined by the Compensation Committee of the Board of Directors. Incentive stock options are granted at fair value. Nonqualified options are granted at exercise prices determined by the Compensation Committee of the Board of Directors, but not below fair market value at the date of grant.

        Information with respect to the options under the Plans is as follows:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2000	6,549,026	$16.54
Granted	2,474,754	12.46
Exercised	(785,285)	(5.57)
Canceled	(666,820)	(22.58)

Outstanding December 31, 2001	7,571,675	15.88
Granted	2,023,871	10.03
Exercised	(407,373)	(4.44)
Canceled	(1,339,278)	(17.47)

Outstanding December 31, 2002	7,848,895	14.68
Granted	2,479,250	8.50
Exercised	(716,084)	(7.33)
Canceled	(979,673)	(16.19)

Outstanding December 31, 2003	8,632,388	$13.35

        At December 31, 2003, 2002 and 2001 there were 4,907,857, 4,871,509 and 3,361,772 options exercisable with a weighted average exercise price of $15.79, $14.81 and $14.92, respectively. As of December 31, 2003 there were 2,722,693 shares available for future grants under the Plans.

        The weighted average fair value of options granted, determined using the Black-Scholes option valuation method, was $5.25, $7.98 and $8.96 for the years ended December 31, 2003, 2002 and 2001, respectively.

        Information with respect to the options outstanding under the Plans at December 31, 2003 is as follows:

Exercise Per Share	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Vested Shares
$ 0.00 - $ 3.32	25,888	$2.65	3.0	25,888
$ 3.33 - $ 6.64	606,148	6.16	3.2	575,105
$ 6.65 - $ 9.95	3,239,638	8.01	8.0	686,384
$ 9.96 - $13.27	1,675,266	12.20	6.9	1,029,058
$13.28 - $16.59	568,211	15.16	6.8	386,377
$16.60 - $19.91	1,020,566	17.78	5.6	912,764
$19.92 - $23.23	530,531	21.48	6.9	410,381
$23.24 - $26.55	439,070	23.66	3.2	382,775
$26.56 - $29.87	169,200	27.32	4.7	154,342
$29.88 - $33.19	357,870	33.15	5.8	344,783

	8,632,388	$13.35	6.6	4,907,857

EMPLOYEE STOCK PURCHASE PLAN

        In 1997, the Company established an employee stock purchase plan that provides full-time employees the opportunity to purchase shares, at 85% of the fair value on dates determined by the Board of Directors, up to a maximum of 10% of their eligible compensation or $21,250, whichever is less. During 2002, the Company obtained shareholder approval to increase the number of authorized shares available for purchase under this plan from 450,000 to 900,000, of which 112,575, 150,048 and 156,876 were purchased in 2003, 2002 and 2001, respectively. There were 306,936 and 419,511 shares available for future issuance under the plan as of December 31, 2003 and 2002, respectively.

ANNIVERSARY STOCK PROGRAM

        The Company grants 200 shares of the Company's common stock to all employees who commenced employment prior to December 31, 1998 in July following their fifth anniversary of employment. The cost of the anniversary stock plan is accrued over the employment period of the employees.

COMMON STOCK REPURCHASE PROGRAM

        On January 31, 2001, the Company announced that its Board of Directors authorized a stock repurchase program of up to $20,000,000 of its outstanding common stock over a two-year period (the "2001 Stock Repurchase Plan"). As of December 31, 2001, the Company had repurchased a total of 1,343,700 shares under the 2001 Stock Repurchase Plan for a total purchase price of $17,480,000. On July 29, 2002, the Board of Directors cancelled the 2001 Stock Repurchase Plan.

        On July 31, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to $20,000,000 of its outstanding common stock over a two-year period (the "2002 Stock Repurchase Plan"). Under the 2002 Stock Repurchase Plan, the Company has the ability to repurchase shares on the open market or in privately negotiated transactions from time to time. Repurchases of stock under the 2002 Stock Repurchase Plan are at management's discretion. The repurchased shares are held as treasury stock, which may be used to satisfy the Company's requirements under its equity incentive and other benefit plans and for other corporate purposes. As of December 31, 2003, the Company has repurchased 277,500 shares of the Company's common stock under the 2002 Stock Repurchase Plan at a purchase price of approximately $1,469,000.

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

        Under the Rights Plan, each shareholder of record on March 5, 2001 received a distribution of one right for each share of common stock of the Company ("Rights"). At present, the Rights are represented by the Company's common stock certificates, are not traded separately from the common stock and are not exercisable. The Rights will become exercisable only if a person acquires, or announces a tender offer that would result in ownership of 15% or more of the Company's common stock, at which time each Right would enable the holder to buy one one-hundredth of a share of the Company's Series A preferred stock at an exercise price of $120, subject to adjustment. Following the acquisition of 15% or more of the Company's common stock, the holders of Rights (other than the acquiring person or group) will be entitled to purchase shares of the Company's common stock at one-half of the market price, and in the event of a subsequent merger or other acquisition of the Company, to buy shares of common stock of the acquiring entity at one-half of the market price of those shares.

        The Company may redeem the Rights for $0.01 each, subject to adjustment, at any time before the acquisition by a person or group of 15% or more of the Company's common shares. The Rights will expire on February 20, 2011.

14.   SAVINGS AND DEFERRED COMPENSATION PLANS

        The Company maintains Employee Savings Plans (the "Savings Plans") that cover substantially all of its full-time U.S., U.K. and Belgium employees. All eligible employees may elect to contribute a portion of their wages to the Savings Plans, subject to certain limitations. The Company contributes to the Savings Plans at the rate of 50% of the employee's contribution. The Company's contribution to its U.S. employees is capped at 3% of the employee's salary. The Company's contributions to the Plans were $2,341,000, $1,233,000 and $1,191,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company also maintains a noncontributory pension plan that covers substantially all of its full-time Japanese and Australian employees. All contributions to these pension plans are made by the Company in accordance with prescribed statutory requirements. The Company's contributions to the plan were $301,000, $169,000 and $24,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        In 1998, the Company created a deferred compensation plan. Under the plan, eligible, highly compensated employees (as defined) can elect to defer a portion of their compensation and determine the nature of the investments, which will be used to calculate earnings on the deferred amounts.

15.   COMMITMENTS AND CONTINGENCIES

        The Company leases office facilities and equipment under various capital and operating leases with remaining lease terms generally in excess of one year. Rent expense was $13,528,000, $11,438,000 and $10,547,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum rental payments on these leases, including leases accrued for in purchase accounting restructuring accruals and excluding estimated future sublease income, are as follows:

	Capital Leases	Operating Leases
2004	$1,099,000	15,769,000
2005	195,000	14,995,000
2006	—	12,644,000
2007	—	11,595,000
2008	—	9,413,000
Thereafter	—	43,861,000

Total	1,294,000	$108,277,000

Less: Amount representing interest	74,000

Present value of net minimum lease payments	1,220,000

Less: Current portion of obligation under capital leases	1,033,000

Obligations under capital leases, excluding current portion	$187,000

        From time-to-time, the Company is involved in certain legal actions arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's financial position or results of operations.

        The Company has employment agreements with certain officers that provide for, among other things, salary, bonus, severance and change in control provisions.

        The Company has an agreement with a venture capital fund with a commitment to contribute $1,000,000 to the fund, callable in $100,000 increments. As of December 31, 2003, $400,000 has been paid with $600,000 of commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension by the limited partners.

16.   RELATED-PARTY TRANSACTIONS

        For the years ended December 31, 2003, 2002 and 2001, the Company incurred approximately $524,000, $434,000 and $304,000, respectively, of costs for rental and use of aircraft for Company business payable to certain third-party charter companies. While none of these third-party charter companies are affiliated with the Company or any of its officers or directors, in some instances, the aircraft provided by these third-party companies was leased from an entity whose owners are the Company's Chairman and Chief Executive Officer and his spouse. As of December 31, 2003 and 2002, there were no rental charges included in other accrued expenses.

        For the years ended December 31, 2003, 2002 and 2001, the Company also incurred approximately $0, $236,000 and $592,000, respectively, of costs for air travel for Company business payable to the entity owned by the Chairman and Chief Executive Officer and his spouse. As of December 31, 2003 and 2002, $0 of air travel costs were included in other accrued expenses.

        For the years ended December 31, 2003, 2002 and 2001, the Company incurred $0, $3,170,000 and $1,432,000, respectively, to a subcontractor for certain outsourcing activities related to its clinical services. The Chairman and Chief Executive Officer of the Company and a member of the Company's Board of Directors serve on the Board of Directors of this subcontractor. One of the Company's directors is also the managing partner of a venture fund which is a 56% shareholder of this subcontractor. The Company terminated its relationship with this subcontractor in October 2002. As of

December 31, 2003 and 2002, approximately $0 and $426,000, respectively, of outsourcing activities were included in other accrued expenses.

        For the years ended December 31, 2002 and 2001, the Company incurred approximately $912,000 and $851,000, respectively, to a third-party contractor that provides consultants for computer programming services. The father of the Chairman and Chief Executive Officer of the Company was a 43% shareholder of this contractor; however, during the third quarter of 2002 he divested himself of all such ownership interest. As of December 31, 2002, approximately $89,000 of consulting costs were included in other accrued expenses.

17.   CUSTOMER AND GEOGRAPHIC INFORMATION

        For the years ended December 31, 2003 and 2002, the Company derived approximately 36% of its revenue from its largest customer. In the year ended December 31, 2001, the Company derived approximately 41% and 10% of its revenues from its two largest customers, respectively.

        See Note 1 for a brief description of the Company's business. The Company is organized by geographic locations and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. Operating income consists of total revenues recorded in the location less operating expenses and does not include interest income, other expense or income taxes. This data is presented in accordance with SFAS 131, "Disclosure About Segments of an Enterprise and Related Information."

	For the Year Ended December 31,
	2003	2002	2001
Revenues:
United States	$237,654,000	$178,603,000	$184,749,000
All other	83,453,000	47,153,000	42,613,000

	$321,107,000	$225,756,000	$227,362,000

Operating income (loss):
United States	$26,745,000	$15,448,000	$(15,868,000)
All other	8,078,000	9,279,000	(5,108,000)

	$34,823,000	$24,727,000	$(20,976,000)

Identifiable assets:
United States	$218,992,000	$161,477,000	$145,321,000
All other	43,465,000	26,999,000	21,162,000

	$262,457,000	$188,476,000	$166,483,000

18.   SUBSEQUENT EVENT

        On January 5, 2004, the Company, through a wholly-owned subsidiary, completed the strategic acquisition of Uto Brain Co., Ltd. for approximately 479,011,000 Yen ($4,473,000 U.S.) and the assumption of certain liabilities. Based in Osaka, Japan, the privately held company provides more than 30 pharmaceutical companies with data, analytics, publishing and advisory services.

DENDRITE INTERNATIONAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Balance at the Beginning of the year	Additions charged to expense or other accounts	Deductions from reserves	Balance at the End of the year
Year Ended December 31, 2003:
Allowance for doubtful accounts(a)	$926,000	$1,856,000	$1,187,000	$1,595,000
Deferred tax valuation allowance(b)	$4,482,000	$10,733,000	—	$15,215,000
Year Ended December 31, 2002:
Allowance for doubtful accounts	$736,000	$348,000	$158,000	$926,000
Deferred tax valuation allowance	$3,336,000	$1,146,000	—	$4,482,000
Year Ended December 31, 2001:
Allowance for doubtful accounts	$593,000	$180,000	$37,000	$736,000
Deferred tax valuation allowance	$1,171,000	$2,165,000	—	$3,336,000

(a)
Additions charged to expense or other accounts includes $966,000 related to the Synavant acquisition. Deductions from reserves includes $396,000 related to the Synavant acquisition.

(b)
Additions charged to expense or other accounts includes $8,891,000 related to the Synavant acquisition.

EXHIBIT INDEX

Exhibits:

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1
Agreement and Plan of Merger, dated as of May 9, 2003, among Dendrite International, Inc., Amgis Acquisition Co., and Synavant Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "Commission") on May 12, 2003).
2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 16, 2003, by and among Dendrite International, Inc., Amgis Acquisition Co., and Synavant Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 20, 2003).
Articles of Incorporation and By-Laws:
3.1
Restated Certificate of Incorporation of Dendrite International, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1996)
3.1(a)
Certificate of Amendment to the Restated Certificate of Incorporation of Dendrite International, Inc. (incorporated by reference to Exhibit 3.1(a) to the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)
3.1(b)
Certificate of Amendment to the Restated Certificate of Incorporation of Dendrite International, Inc. (incorporated by reference to Exhibit 3.1(b) to the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)
3.1(c)
Certificate of Amendment of the Restated Certificate of Incorporation of Dendrite International, Inc. Setting Forth the Terms of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1(c) to the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)
3.2	Amended and Restated By-laws of Dendrite International, Inc. (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed with the Commission on February 21, 2001)
Instruments Defining Rights of Security Holders, including Indentures:
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)
4.2
Registration Rights Agreement dated October 2, 1991 between the several purchasers named therein and the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)
4.3
Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated by reference to Exhibit 4.3 of Amendment 1 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

4.4
Rights Agreement dated as of February 20, 2001 between Dendrite International, Inc. and Registrar and Transfer Company, as Rights Agent, which includes, as Exhibit A the Form of Certificate of Amendment of the Restated Certificate of Incorporation of Dendrite International, Inc. Setting Forth the Terms of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4 of the Company's Current Report on Form 8-K, filed with the Commission on February 21, 2001)
Material Contracts and Compensatory Plans and Arrangements:
10.1	1992 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K, filed with the Commission on March 30, 2000)*
10.2
1997 Stock Incentive Plan, as amended (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Commission on April 19, 2002)*
10.3
1997 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Commission on April 19, 2002)*
10.4	Lease of 1200 Mount Kemble Avenue, Morristown, New Jersey (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)
10.5
Employment Agreement dated as of March 25, 1997, between Dendrite International, Inc. and John E. Bailye (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A, filed with the Commission on May 16, 1997) *
10.6
Dendrite International, Inc. Deferred Compensation Plan effective as of September 1, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)*
10.7
Deferred Compensation Plan Trust Agreement effective as of September 1, 1998 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)*
10.8
Employment Agreement dated as of August 7, 1997, between Dendrite International, Inc. and Kathleen Donovan (incorporated by reference to Exhibit 10.17 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001) *
10.9
Employment Agreement dated as of September 8, 1998, between Dendrite International, Inc. and Christine Pellizzari (incorporated by reference to Exhibit 10.18 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*
10.10
Amendment to Employment Agreement dated as of January 25, 2000, between Dendrite International, Inc. and Kathleen Donovan (incorporated by reference to Exhibit 10.23 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*
10.11
Amendment to Employment Agreement dated as of August 1, 2000, between Dendrite International, Inc. and Christine Pellizzari (incorporated by reference to Exhibit 10.24 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*
10.12
Employment Agreement dated as of August 7, 2000, between Dendrite International, Inc. and Marc Kustoff (incorporated by reference to Exhibit 10.25 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.13
Agreement of Purchase and Sale between Dendrite International, Inc. and Townsend Property Trust Limited Partnership dated January 5, 2001 (incorporated by reference to Exhibit 10.26 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*
10.14
Deed of Lease dated September 5, 2000, between Liberty Property Limited Partnership and Dendrite International, Inc. for Dendrite Building I of the Liberty Executive Park in Chesapeake, Virginia, (incorporated by reference to Exhibit 10.27 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)
10.15
Deed of Lease dated September 5, 2000, between Liberty Property Limited Partnership and Dendrite International, Inc. for Dendrite Building II of the Liberty Executive Park in Chesapeake, Virginia, (incorporated by reference to Exhibit 10.28 of the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)
10.16
Employment Agreement (including Amendment), dated as of May 16, 2001, between Dendrite International, Inc. and Paul Zaffaroni (incorporated by reference to Exhibit 10.29 of the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)*
10.17
Indemnification Agreement, dated as of October 1, 2001, between Dendrite International, Inc. and Paul Zaffaroni (incorporated by reference to Exhibit 10.30 of the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)*
10.18
Employment Agreement, dated as of June 19, 1997, between Dendrite International, Inc. and Brent Cosgrove (incorporated by reference to Exhibit 10.33 of the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)*(1)
10.19
Amendment to Employment Agreement, dated as of November 8, 2001, between Dendrite International, Inc. and Brent Cosgrove (incorporated by reference to Exhibit 10.34 of the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)*(1)
10.20
Indemnification Agreement, dated as of November 8, 2001, between Dendrite International, Inc. and Brent Cosgrove (incorporated by reference to Exhibit 10.35 of the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)*(1)
10.21
Agreement of Lease, dated as of February 12, 2001, between SCC II, L.L.C. and Dendrite International, Inc. (incorporated by reference to Exhibit 10.36 of the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)
10.22
First Amendment to Lease, dated as of August 17, 2001, between 1200 Mount Kemble Limited Partnership and Dendrite International, Inc. (incorporated by reference to Exhibit 10.37 of the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)
10.23
Indemnification Agreement, dated as of October 28, 1998, between Dendrite International, Inc. and John E. Bailye (incorporated by reference to Exhibit 10.39 of the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)*
10.24
Indemnification Agreement, dated as of January 25, 2001, between Dendrite International, Inc. and Christine Pellizzari (incorporated by reference to Exhibit 10.41 of the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)*

10.25
Indemnification Agreement, dated as of January 25, 2001, between Dendrite International, Inc. and Kathleen Donovan (incorporated by reference to Exhibit 10.42 of the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)*
10.26
First Amended SAI Holdings, Inc. Long-Term Incentive Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, filed with the Commission on October 25, 2002)*
10.27
Dendrite International, Inc. New Hire Option Grant Authorization (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-8, filed with the Commission on November 6, 2002)*
10.28
Credit Agreement, dated as of June 16, 2003, among Dendrite International, Inc., the Lenders party hereto, and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.38 of the Company's Current Report on Form 8-K, filed with the Commission on June 20, 2003)
10.29	Synavant Inc. 2000 Savings Equalization Plan (incorporated by reference to Exhibit 10.43 of the Company's Quarterly Report on Form 10-Q/A, filed with the Commission on August 18, 2003)
10.30
Sublease dated as of September 17, 2003 between Pharmacia & Upjohn Company and Dendrite International, Inc. (incorporated by reference to Exhibit 10.44 of the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2003)
10.31
New Hire Option Grant Authorization—Form of Notice of Stock Option Award, Nonqualified Stock Option Agreement and Appendix (incorporated by reference to Exhibit 10.45 of the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2003)
10.32	Employment Agreement as amended on May 26, 1999, between Dendrite International, Inc. and Mark H. Cieplik*
10.33	Employment Agreement dated as of June 9, 1988, between Dendrite International, Inc. and Jean-Paul Modde*
10.34	Employment Agreement dated as of November 10, 2000, between Dendrite International, Inc. and Garry D. Johnson*
10.35	Indemnification Agreement, dated as of October 28, 1998, between Dendrite International, Inc. and Mark H. Cieplik*
10.36	Indemnification Agreement, dated as of January 26, 2004, between Dendrite International, Inc. and Jean-Paul Modde*
10.37	Indemnification Agreement, dated as of January 26, 2004, between Dendrite International, Inc. and Garry D. Johnson*
Subsidiaries:
21.	Subsidiaries of the Registrant
Consent of Independent Auditors:
23.1	Consent of Ernst & Young LLP
23.2	Notice regarding Consent of Arthur Andersen LLP

Certifications:
31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
31.2	Certification of Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)
32.
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company and Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company

*
Management contract or compensatory plan.

(1)
Ceased as executive officer effective January 27, 2004

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
  PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Consolidated Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
  PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
Equity Compensation Plan Information
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
  PART IV
  ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data)
DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In Thousands)
DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DENDRITE INTERNATIONAL, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
EXHIBIT INDEX
Exhibits