Form 10-Q
period 2004-03-31
DENDRITE INTERNATIONAL INC
filed 2004-05-07
CIK 880321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒        Quarterly Report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): ☒

As of May 3, 2004, 41,489,754 shares of Dendrite International, Inc. no par value common stock were outstanding.

DENDRITE INTERNATIONAL, INC.

INDEX TO QUARTELY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I.                             FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Revenues:
License fees	$3,346	$2,562
Services	91,718	57,148
	$95,064	$59,710

Cost of revenues:
Cost of license fees	989	1,079
Cost of services	49,036	28,741
	50,025	29,820

Gross margin	45,039	29,890

Operating expense (income):
Selling, general and administrative	32,966	20,239
Research and development	3,022	2,698
Other operating (income)	(339)	—
	35,649	22,937

Operating income	9,390	6,953

Interest income, net	7	243
Other income	43	9

Income before income tax expense	9,440	7,205
Income tax expense	3,776	2,882

Net income	$5,664	$4,323

Net income per share:
Basic	$0.14	$0.11
Diluted	$0.13	$0.11

The accompanying notes are an integral part of these statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$41,396	$30,405
Accounts receivable, net	62,239	71,383
Prepaid expenses and other current assets	8,555	8,483
Deferred taxes	8,844	8,844
Facility held for sale	6,900	6,900
Total current assets	127,934	126,015

Property and equipment, net of accumulated amortization of $47,063 and $43,946	28,019	28,140
Other assets	2,120	2,004
Long-term receivable	—	3,157
Goodwill	76,666	70,403
Intangible assets, net	19,672	18,574
Purchased capitalized software, net	1,513	1,666
Capitalized software development costs, net	6,240	6,126
Deferred taxes	6,372	6,372
	$268,536	$262,457
Liabilities and Stockholders’ Equity
Current Liabilities:
Current installments of long-term debt	$834	$—
Accounts payable	7,983	4,990
Income taxes payable	4,694	6,194
Capital lease obligations	722	1,033
Accrued compensation and benefits	15,810	16,104
Accrued professional and consulting fees	7,238	7,842
Other accrued expenses	18,330	21,038
Purchase accounting restructuring accrual	4,328	3,203
Deferred revenues	14,528	16,379
Total current liabilities	74,467	76,783

Capital lease obligations	102	187
Purchase accounting restructuring accrual	6,678	8,627
Deferred rent	447	369
Long-term debt, excluding current installments	1,405	—
Other non-current liabilities	69	356

Stockholders’ Equity:
Preferred stock, no par value, 15,000,000 shares authorized, none issued	—	—
Common stock, no par value, 150,000,000 shares authorized, 43,288,902 and 43,013,428 shares issued; 41,066,202 and 40,790,728 shares outstanding	103,577	100,448
Retained earnings	103,600	97,936
Deferred compensation	(70)	(56)
Accumulated other comprehensive loss	(863)	(1,317)
Less treasury stock, at cost	(20,876)	(20,876)
Total stockholders’ equity	185,368	176,135
	$268,536	$262,457

The accompanying notes are an integral part of these statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Three Months Ended March 31,
	2004	2003
Operating activities:
Net income	$5,664	$4,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,196	4,031
Amortization of deferred compensation, net of forfeitures	109	(50)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	13,671	4,857
Decrease in prepaid expenses and other	737	1,927
Decrease (increase) in other non-current assets	254	(181)
Decrease in accounts payable and accrued expenses	(4,027)	(3,534)
Decrease in purchase accounting restructuring accrual	(2,615)	(190)
Decrease in income taxes payable	(1,007)	(3,399)
(Decrease) increase in deferred revenue	(2,575)	681
Increase in other non-current liabilities	114	27

Net cash provided by operating activities	15,521	8,492

Investing activities:
Sales of short-term investments	—	796
Acquisitions, net of cash acquired	(1,990)	—
Purchases of property and equipment	(2,530)	(2,545)
Additions to capitalized software development costs	(770)	(664)

Net cash used in investing activities	(5,290)	(2,413)

Financing activities:
Repayments of long-term debt	(1,120)	—
Repayments of acquired loan	(624)	—
Payments on capital lease obligations	(405)	(125)
Issuance of common stock	2,514	1,266

Net cash provided by financing activities	365	1,141

Effect of foreign exchange rate changes on cash	395	37

Net increase in cash and cash equivalents	10,991	7,257
Cash and cash equivalents, beginning of year	30,405	68,308

Cash and cash equivalents, end of period	$41,396	$75,565

The accompanying notes are an integral part of these statements.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  Basis of Presentation

The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results as of and for the three month periods ended March 31, 2004 and 2003.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Our interim operating results may not be indicative of operating results for the full year.

2.  Certain Significant Accounting Policies

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

	For the Three Months Ended March 31,
	2004	2003
Net income as reported	$5,664	$4,323

Add/(Deduct): Deferred compensation amortization, net of forfeitures recognized in accordance with APB 25, net of related tax effects	65	(30)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,801)	(2,426)

Pro forma net income	$1,928	$1,867

Earnings per share:
Basic - as reported	$0.14	$0.11
Basic - pro forma	$0.05	$0.05

Diluted - as reported	$0.13	$0.11
Diluted - pro forma	$0.05	$0.05

The fair value for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	For the Three Months Ended March 31,
	2004	2003
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	70.0%	70.0%
Weighted-average risk-free interest rate	1.0%	3.2%
Expected life of the option (years)	5.25	6.00

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

The stock-based employee compensation expense determined under the fair value based methods for all awards, net of related tax effects, disclosed herein is determined based upon the number and fair value of options granted and an estimate of forfeitures.  The expense is recognized over the vesting period of the options.  Under SFAS 123, compensation expense is not recognized for options that are forfeited due to the employee’s failure to fulfill service requirements.  Therefore, while the fair value per option is not recalculated, the number of options vesting would change, thus requiring recalculation of the aggregate compensation expense.  The Company accounts for forfeitures by estimating the total number of awards that will vest and adjusting that estimate if evidence becomes available that a different number of awards is expected to vest.

The Black-Scholes valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of the highly subjective assumptions disclosed above.  Since the Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair market value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Guarantees The Company provides certain indemnification provisions within its software licensing agreements to protect its customers from any liabilities or damages resulting from a claim of misappropriation or infringement by third parties relating to its software.  These provisions continue in perpetuity, along with the Company’s software licensing agreements.  The Company has never incurred a liability relating to one of these indemnification provisions in the past and management believes that the likelihood of any future payout relating to these provisions is unlikely.  Therefore, the Company has not recorded a liability during any period for these indemnification provisions.

Reclassifications Certain prior period balances have been reclassified to conform to current period presentation.

3.  Net Income Per Share

The following table presents the computation of basic and diluted net income per share for the three month periods ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003
Basic net income per share computation:
Net income	$5,664	$4,323
Weighted average common shares outstanding	40,919	40,097
Basic net income per share	$0.14	$0.11

Diluted net income per share computation:
Net income	$5,664	$4,323
Diluted common shares outstanding:
Weighted average common shares outstanding	40,919	40,097
Impact of dilutive stock options	1,596	172
Diluted common shares outstanding	42,515	40,269
Diluted net income per share	$0.13	$0.11

4.  Comprehensive Income

The components of comprehensive income for the three month periods ended March 31, 2004 and 2003, consisted of the following:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended March 31,
	2004	2003
Net income	$5,664	$4,323
Other comprehensive income (losses):
Foreign currency translation adjustments	454	(129)
Comprehensive income	$6,118	$4,194

5.  Acquisitions

Uto Brain

On January 5, 2004, the Company completed its acquisition of Uto Brain Co., Ltd. (“Uto Brain”).  Based in Osaka, Japan, Uto Brain provided more than thirty pharmaceutical companies with data, analytics, publishing and advisory services.  The combining of resources of Uto Brain with the existing resources of Dendrite creates a comprehensive information, software and services company dedicated to the Japanese pharmaceutical industry and further enhances Dendrite’s ability to provide solutions to enhance sales, marketing and clinical functions of pharmaceutical companies in the Japanese market.  Uto Brain’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Uto Brain was approximately $4,665 (498,270 Yen) and approximately $73 of legal and professional fees were incurred in connection with the transaction as well as the assumption of approximately $3,800 of bank debt and acquired loan.  As of March 31, 2004, the Company paid approximately $2,242 of the purchase price with approximately $2,423 still outstanding and included within accrued other on the March 31, 2004 consolidated balance sheet.  The outstanding balance is payable as follows: approximately $1,077 on September 30, 2004; $449 on January 5, 2005; and $897 on March 31, 2005. The Company is in the process of finalizing a third-party valuation of certain intangible assets and therefore the purchase price allocation remains preliminary and subject to adjustment.  The preliminary allocation of purchase price to intangible assets acquired in connection with the Uto Brain acquisition is as follows:

	Weighted-Average Estimated Useful Life (Years)	Acquired Intangible Asset Value
Intangible Assets Subject to Amortization:
Customer Relationship Assets	10	$1,870
Intangible Assets Not Subject to Amortization:
Goodwill	N/A	4,557
Trademarks	N/A	148
		$6,575

Synavant

On June 16, 2003, we completed our acquisition of Synavant Inc. (“Synavant”). Synavant provided a broad range of knowledge-based services to pharmaceutical and other life science companies around the world. Its comprehensive global solutions included pharmaceutical CRM applications, interactive marketing, server and database management, dedicated local help-line support, training, telemarketing, sample management and product recall services. Synavant was headquartered in Atlanta, Georgia, and had offices in 21 countries. The combining of resources of Synavant with the existing resources of Dendrite creates a more comprehensive information, software and services company dedicated to the global life sciences industry, and further enhances Dendrite’s ability to provide solutions to the sales, marketing and clinical functions of pharmaceutical and other life science companies. Synavant’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price was approximately $55,130, including consideration paid for the common stock and approximately $3,445 of legal and professional fees incurred in connection with the transaction.

The pro forma results of operations of the Company as if the Synavant acquisition had occurred as of January 1, 2003 are as follows:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

Pro Forma Results for the Three Months Ended March 31, 2003 (A)
Revenues	$94,525
Net loss	$720
Basic loss per share	$0.02
Diluted loss per share	$0.02

(A)      Net loss includes approximately $500 of historical restructuring charges from Synavant.

6.  Purchase Accounting Restructuring Accrual

In connection with the June 2003 acquisition of Synavant, the Company restructured the combined operations by exiting certain former Synavant facilities and eliminating certain former Synavant positions. During the first quarter of 2004, the Company’s management increased its restructuring accrual by approximately $1,791 due to an adjustment of the total costs to exit certain former Synavant facilities and recorded the corresponding adjustment to goodwill in the accompanying consolidated balance sheet. The Company anticipates that the balance related to the termination of employees will be paid during the current year and the remaining accrued restructuring balance related to the facility exit costs will be paid over the life of the leases, ending in February 2012. The Company’s management believes the accrued liability as of March 31, 2004 will be adequate to cover the costs incurred related to the restructuring.

The liability accrues for expenses to be incurred in exiting certain Synavant facilities, including assumptions related to sublease income which offsets future lease obligations. The underlying subleases are not in place for all facilities and the future placement of subleases, including the timing and terms and conditions of subleases, could be different than the assumptions.

The activity related to the Synavant and Software Associates International (“SAI”) purchase accounting restructuring accruals for the three month period ended March 31, 2004 is summarized in the table below:

	Purchase Accounting Restructuring Accrual as of December 31, 2003	2004 Year-to-Date Adjustments	2004 Year-to-Date Payments	Purchase Accounting Restructuring Accrual as of March 31, 2004
Synavant
Termination payments to employees	$2,378	$—	$(1,304)	$1,074
Facility exit costs	7,187	1,791	(913)	8,065
Total Synavant	9,565	1,791	(2,217)	9,139

SAI
Lease termination costs	2,265	—	(398)	1,867
Total	$11,830	$1,791	$(2,615)	$11,006

7.  Goodwill and Intangible Assets

Effective July 1, 2001, the Company adopted SFAS 141, “Business Combinations,” and effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. SFAS 142 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” which was superceded by SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company conducts its annual impairment testing of goodwill as of October 1 of each year. For the quarter ended March 31, 2004 no impairment was recorded.

The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	As of March 31, 2004			As of December 31, 2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets Subject To Amortization:
Purchased capitalized software	$2,441	$928	$1,513	$2,441	$775	$1,666
Capitalized software development costs	21,491	15,251	6,240	20,721	14,595	6,126
Customer relationship assets	8,863	1,209	7,654	6,993	904	6,089
Backlog	2,400	1,927	473	2,400	1,798	602
Non-compete covenants	3,709	1,543	2,166	3,730	1,170	2,560
Purchased database	2,600	205	2,395	2,600	140	2,460
Other intangibles	177	73	104	177	46	131
Total	41,681	21,136	20,545	39,062	19,428	19,634

Intangible Assets Not Subject to Amortization:
Goodwill	76,666	—	76,666	70,403	—	70,403
Trademarks	6,880	—	6,880	6,732	—	6,732
Total	83,546	—	83,546	77,135	—	77,135

Total Goodwill and Intangible Assets	$125,227	$21,136	$104,091	$116,197	$19,428	$96,769

The changes in the carrying amount of goodwill for the period ended March 31, 2004 are as follow:

	Balance as of December 31, 2003	Adjustments	Balance as of March 31, 2004
Goodwill	$70,403	$6,263	$76,666

Aggregate annual amortization expense of intangible assets is estimated to be:

Year Ending December 31,
2004	$7,287
2005	4,278
2006	2,755
2007	889
2008	882
Thereafter	5,413
$21,504

8. Line-of-Credit

The Company entered into a credit agreement (the “Agreement”) as of June 16, 2003, in the amount of $30,000 with JPMorgan Chase Bank that expires on July 1, 2005. The Agreement replaced the Company’s then existing $15,000 credit facility. The Agreement is available to finance working capital needs and possible future acquisitions. Among other covenants, the Agreement requires the Company to maintain a minimum consolidated net worth, measured quarterly, which is equal to $130,000, plus 50% of net income earned after April 1, 2003 and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. As of March 31, 2004, our consolidated net worth was $185,368. The Agreement contains certain restrictions on our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of March 31, 2004, the Company was in compliance with all covenants.  As of March 31, 2004, the Company did not have any amounts outstanding under the line of credit.

As of March 31, 2004 and 2003, the Company had letters of credit of approximately $921 and $475 outstanding, respectively.

9. Long-Term Debt

In connection with the Uto Brain acquisition, the Company assumed bank debt of approximately $3,155, with a weighted-average interest rate of 2.10%, and acquired a loan of approximately $627 with an interest rate of 1.80%.  As of March 31, 2004, $2,239 of the bank debt related to this transaction was outstanding.  The acquired loan balance was paid in full during the quarter ended March 31, 2004.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

As of March 31, 2004, future payments related to the acquired bank debt are as follows:

Year Ending December 31,
2004	$749
2005	440
2006	321
2007	262
2008	93
Thereafter	374
$2,239

10.  Customer and Geographic Segment Data

For the three months ended March 31, 2004 and 2003, the Company derived approximately 27% and 45% of its revenues from its largest customer, respectively.

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

	For the Three Months Ended March 31,
	2004	2003
Revenues:
United States	$62,466	$48,608
All other	32,598	11,102
	$95,064	$59,710
Operating income:
United States	$6,214	$4,948
All other	3,176	2,005
	$9,390	$6,953

	As of March 31, 2004	As of December 31, 2003
Identifiable assets:
United States	$213,609	$218,992
All other	54,927	43,465
	$268,536	$262,457

11.  Subsequent Events

On April 6, 2004, the Company completed the strategic acquisition of Medical Data Management (“MDM”) for approximately $8,000, including approximately $3,000 in restricted stock.  Primarily based in Warsaw, Poland, the MDM group of companies is a leading provider of physician databases, market research and sales force support services to pharmaceutical companies in Poland, Hungary, Russia and the Ukraine.

The Company entered into an agreement, dated April 6, 2004, to sell its facility in Piscataway, New Jersey.  The agreement is subject to termination by the purchaser during a due diligence period which has not yet expired as well as certain other stated closing conditions.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

FORWARD-LOOKING STATEMENTS

This Form 10-Q may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results and future plans and objectives of management. Those statements in this Form 10-Q containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical and consumer packaged goods industries. All such forward-looking statements involve significant risks and uncertainties, including those risks identified in this Form 10-Q under “Factors That May Affect Future Results,” many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ materially from those indicated by the forward-looking statements included in this Form 10-Q, as more fully described under “Factors That May Affect Future Results.” In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results or changes in assumptions, expectations or projections. In addition, our financial and performance outlook concerning future revenues, margins, earnings, earnings per share and other operating or performance results does not include the impact of any future acquisitions, future acquisition-related expenses or any future restructuring or other charges that may occur from time-to-time due to management decisions and changing business circumstances and conditions.

EXECUTIVE OVERVIEW

We provide a broad array of solutions worldwide that enable pharmaceutical and other life science companies to strategically optimize their sales, marketing and clinical resources. Our strategy is to continue to diversify and expand our solutions portfolio, customer base and geographic reach by leveraging our extensive knowledge and deep relationships with the pharmaceutical and life sciences industries and capitalizing upon our deep relationships in these industries. We have and will continue to rely on both internal growth and acquisitions to meet to our growth objectives.

 Our acquisition of Synavant Inc. (“Synavant”) in 2003 diversified and expanded our solutions portfolio, particularly as it relates to the pharmaceutical marketing channel, by adding interactive marketing services in the U.S. and abroad, as well as new data and services solutions in Europe. In January 2004, we further broadened and enhanced our product and service portfolio in the Japanese pharmaceutical industry as well as extended our leadership position in Japan with our acquisition of Uto Brain Co. Ltd. (“Uto Brain”). Additionally, in April 2004, subsequent to the close of the first quarter, we acquired Medical Data Management, increasing our ability to provide leading solutions that drive promotional and sales effectiveness in Central and Eastern Europe.  We believe these acquisitions complement our current business operations by enhancing our solutions portfolio and increasing our access into new customers and markets.

We have increased both our solutions and customer base and believe that this combination presents significant opportunity for future growth.  We have also committed to investing in key initiatives to help drive future growth.  We believe increased investments in marketing and sales resources and programs will help us more effectively sell and market the diversity of solutions we now offer.  Our future growth is dependent on our ability to further penetrate the markets in which we operate and increase the adoption rate of our expanded portfolio of solutions.

We evaluate our performance based upon a number of operating metrics. Chief among these are revenues, services gross margin percent, operating margins, earnings per diluted share, operating cash flow and days sales outstanding. In the first quarter of 2004, we saw the execution of our strategy yield growth in revenues, operating margin and earnings per share. We also continued to exhibit strong cash generation attributes, improving days sales outstanding from the prior year and generating strong positive operating cash flow even as we continued to pay off some of the remaining liabilities associated with our acquisitions.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

There have been no material changes to our critical accounting policies, judgments and estimates from the information provided in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on form 10-K for the year ended December 31, 2003.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

MERGERS AND ACQUISITIONS

We regularly evaluate opportunities to acquire products or businesses that represent strategic enhancements to our operations. Such acquisition opportunities, if they arise, may involve the use of cash or equity instruments.

Uto Brain Co., Ltd.

On January 5, 2004, the Company completed the acquisition of Uto Brain.  Based in Osaka, Japan, Uto Brain provided more than thirty pharmaceutical companies with data, analytics, publishing and advisory services.  The combining of resources of Uto Brain with the existing resources of Dendrite creates a comprehensive information, software and services company dedicated to the Japanese pharmaceutical industry and further enhances Dendrite’s ability to provide solutions to enhance sales, marketing and clinical functions of pharmaceutical companies in the Japanese market.  Uto Brain’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Uto Brain was approximately $4,665 (498,270 Yen) and approximately $73 of legal and professional fees were incurred in connection with the transaction as well as the assumption of approximately $3,800 of bank debt and acquired loan.  As of March 31, 2004, the Company paid approximately $2,242 of the purchase price with approximately $2,423 still outstanding and included within accrued other on the March 31, 2004 consolidated balance sheet.  The outstanding balance is payable as follows: approximately $1,077 on September 30, 2004; $449 on January 5, 2005; and $897 on March 31, 2005. The Company is in the process of finalizing a third-party valuation of certain intangible assets and therefore the purchase price allocation remains preliminary and subject to adjustment.

Synavant Inc.

On June 16, 2003, we completed our acquisition of Synavant. Synavant provided a broad range of knowledge-based services to pharmaceutical and other life science companies around the world. Its comprehensive global solutions included pharmaceutical CRM applications, interactive marketing, server and database management, dedicated local help-line support, training, telemarketing, sample management and product recall services. Synavant was headquartered in Atlanta, Georgia, and had offices in 21 countries. We believe that combining Synavant’s resources with the existing resources of Dendrite creates a more comprehensive information, software and services company dedicated to the global life sciences industry, and further enhances our ability to provide market leading solutions to the sales, marketing and clinical functions of pharmaceutical and other life science companies. Synavant’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Synavant was approximately $55,130, including consideration paid for the common stock and approximately $3,445 of legal and professional fees incurred in connection with the transaction.

In connection with the June 2003 acquisition of Synavant, the Company restructured the combined operations by exiting certain former Synavant facilities and eliminating certain former Synavant positions.  During the first quarter of 2004, the Company’s management increased its restructuring accrual estimate by approximately $1,791 due to an adjustment of the total costs to exit certain former Synavant facilities and recorded the corresponding adjustment to goodwill in the accompanying consolidated balance sheet. The Company’s management believes the accrued liability as of March 31, 2004 will be adequate to cover the costs incurred related to the restructuring.

The liability accrues for expenses incurred in exiting certain Synavant facilities, including assumptions related to sublease income which offsets future lease obligations. The underlying subleases are not in place for all facilities and the future placement of subleases, including the timing and terms and conditions of subleases, could be different than the assumptions and impact future results of operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

REVENUES. Total revenues increased to $95,064 for the three months ended March 31, 2004, up $35,354, or 59%, from $59,710 for the three months ended March 31, 2003.  The primary driver of the increase was the June 2003 Synavant acquisition.

License fee revenues increased to $3,346 for the three months ended March 31, 2004, up $784, or 31%, from $2,562 for the three months ended March 31, 2003. This increase is primarily related to a large sale of licenses to a client in Japan and from sales to clients, of former Synavant companies, that expanded their European sales forces.  License fees are, by nature, non-recurring items and fluctuate from period-to-period.

Service revenues increased to $91,718 for the three months ended March 31, 2004, up $34,570, or 60%, from $57,148 for the three months ended March 31, 2003. This increase was primarily driven by the June 2003 acquisition of Synavant.  Including the acquired revenue, the Company experienced growth of approximately 9% in domestic technical services, 39% in domestic sales

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

support services and 47% in low gross margin and pass-through postage services.  In addition, our domestic data and consulting business as well as our international services increased more than 150% versus the comparable prior year period.

COST OF REVENUES. Total cost of revenues increased to $50,025 for the three months ended March 31, 2004, an increase of $20,205, or 68%, from $29,820 for the three months ended March 31, 2003. The primary driver of the increase in cost of revenues was attributable to the acquisition of Synavant.

Cost of license fees decreased to $989 for the three months ended March 31, 2004, down $90, or 8%, from $1,079 for the three months ended March 31, 2003. Cost of license fees for the three months ended March 31, 2004 is comprised of the amortization of capitalized software development costs and purchased software costs of $656 and $153, respectively, and third-party vendor license fees of $180. Cost of license fees for the comparable period in 2003 is comprised of the amortization of capitalized software development costs and purchased software costs of $686 and $153, respectively, and third-party vendor license fees of $240.

Cost of services increased to $49,036 for the three months ended March 31, 2004, up $20,295, or 71%, from $28,741 for the three months ended March 31, 2003. The increase in cost of services is primarily a result of the additional costs due to the increase in headcount and associated costs from the Synavant and Uto Brain acquisitions, as well as an increase in pass-through postage costs of approximately $4,500 and start-up costs related to our off-shore outsourcing initiative.

GROSS MARGIN. Total gross margin for the three months ended March 31, 2004 and 2003 was 47% and 50%, respectively.

Gross margin for license fees was 70% for the three months ended March 31, 2004, up from 58% for the three months ended March 31, 2003. The increase in gross margin was primarily attributable to the 31% increase in license fee revenues, including increased international sales, which generally contain less third-party imbedded software costs, over a relatively constant cost basis.

Gross margin for services was 47% and 50% for the three month periods ended March 31, 2004 and 2003, respectively. This decrease in gross margin for services is attributable to the inclusion of certain Synavant lower margin business, including approximately $4,500 of pass-through postage as well as the start-up costs of our off-shore outsourcing initiative.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased to $32,966 for the three months ended March 31, 2004, up $12,727, or 63%, from $20,239 for the three months ended March 31, 2003. This increase reflects the additional operating costs and amortization expense related to the Synavant and Uto Brain acquisitions. As a percentage of revenues, SG&A increased to 35% for the three months ended March 31, 2004, up from 34% for the three months ended March 31, 2003.  The Company has and will continue to invest in sales and marketing initiatives in order to drive its top-line growth while continuing to focus on cost containment measures.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses increased to $3,022 for the three months ended March 31, 2004, up $324, or 12%, from $2,698 for the three months ended March 31, 2003. As a percentage of revenues, R&D expenses decreased to 3% for the three months ended March 31, 2004 from 5% for the three months ended March 31, 2003 due primarily to the significant increase in revenues.

OTHER OPERATING (INCOME). The Company received proceeds from an insurance claim of $339 during the quarter ended March 31, 2004.

PROVISION FOR INCOME TAXES. The annual estimated effective income tax expense rate for the three month periods ended March 31, 2004 and 2003 was approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, working capital was approximately $53,467 compared to $49,232 as of December 31, 2003. Cash and investments were $41,396 as of March 31, 2004, compared to $30,405 as of December 31, 2003. This increase was primarily attributable to the cash generated by operating activities partially offset by payments made in connection with the Synavant and Uto Brain acquisitions.

We finance our business primarily through cash generated by operations. Net cash provided by operating activities was $15,521 and $8,492 for the periods ended March 31, 2004 and 2003, respectively.  Our accounts receivable days sales outstanding decreased from 68 days for the quarter ended December 31, 2003 to 59 days for the quarter ended March 31, 2004 partially due to the receipt of approximately $3,300 of a long term contracted receivable.  We also generated operating cash from our considerable growth in net income adjusted for changes in assets and liabilities, net of effects from acquisitions.  These increases in operating cash flow were partially offset by $2,615 of payments related to accrued purchase accounting charges incurred in connection the Synavant acquisition as well as increased payments of accounts payable and accrued expenses.

Cash used in investing activities was $5,290 for the three months ended March 31, 2004, compared to $2,413 for the three months ended March 31, 2003. The increase of $2,877 was primarily attributable to the cash used in connection with the Uto Brain

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

acquisition. This increase was partially offset by a decrease in sales of short-term investments during the three months ended March 31, 2004, compared to the corresponding prior year period.

Although purchases of property and equipment were flat for the quarter ended March 31, 2004 versus the comparable prior year period, the Company anticipates an increase in its capital expenditures for 2004. The increase is primarily due to the capital requirements of the new corporate headquarters and the need to adjust going-forward capital requirements for a larger combined Company reflecting the acquisition of Synavant. The Company currently expects that it will incur approximately $8,000 of capital expenditures in connection with the headquarters relocation. In addition, the Company also expects capital spending in the range of approximately $8,000 to $12,000 to support the infrastructure associated with a full year of combined Dendrite and Synavant operations. We review our capital expenditure program periodically and adjust it as required to meet current needs. The foregoing amounts are based on current assumptions and are subject to change during the course of 2004.

Cash provided by financing activities was $365 for the three months ended March 31, 2004, compared to $1,141 for the three months ended March 31, 2003. The decrease of $776 was primarily attributable to repayments of long-term debt and acquired loans in connection with the Uto Brain acquisition offset, in part, by an increase in stock option exercises during the three months ended March 31, 2004.

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

Contractual Obligations and Commitments

The Company entered into a credit agreement (the “Agreement”) as of June 16, 2003, in the amount of $30,000 with JPMorgan Chase Bank that expires on July 1, 2005. The Agreement replaced the Company’s then existing $15,000 credit facility. The Agreement is available to finance working capital needs and possible future acquisitions. Among other covenants, the agreement requires the Company to maintain a minimum consolidated net worth, measured quarterly, which is equal to $130,000, plus 50% of net income earned after April 1, 2003 and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. As of March 31, 2004, our consolidated net worth was $185,368. The Agreement contains certain restrictions on our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of March 31, 2004, there were no borrowings outstanding under the Agreement and the Company was in compliance with all covenants.

In connection with the Uto Brain acquisition, the Company assumed bank debt of approximately $3,155, with a weighted-average interest rate of 2.10% and acquired a loan of approximately $627, with an interest rate of 1.80%.  As of March 31, 2004, $2,239 of the bank debt related to this transaction was outstanding.  The acquired loan balance was paid in full during the quarter ended March 31, 2004.

Our principal commitments at March 31, 2004 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Capital leases	$824	$629	$195	$—	$—	$—	$—
Minimum guarantees	441	441	—	—	—	—	—
Uto Brain purchase price	2,423	1,077	1,346	—	—	—	—
Long-term debt	2,239	749	440	321	262	93	374
Operating leases (1)	104,335	11,827	14,995	12,644	11,595	9,413	43,861
Total	$110,262	$14,723	$16,976	$12,965	$11,857	$9,506	$44,235

(1) Operating lease amounts disclosed above include $16,458 of future operating lease costs, excluding estimated future sublease income, accrued for in the purchase accounting restructuring accruals related to the Synavant and SAI acquisitions.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

In addition to the contractual obligations disclosed above, the Company is currently in negotiations with several vendors for net capital expenditures of approximately $8,000 in connection with the headquarters relocation.

As of March 31, 2004, letters of credit for approximately $921 were outstanding related to deposits on certain facilities.

The Company has an agreement with a venture capital fund with a commitment to contribute $1,000 to the fund, callable at the discretion of the general partner in $100 increments. As of March 31, 2004, $600 of the commitment remains. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners. This asset is recorded within Other Assets in the March 31, 2004 and December 31, 2003 consolidated balance sheets.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Set forth in this Quarterly Report on Form 10-Q are certain risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. You are strongly urged to carefully consider the cautionary language and risks set forth below.

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

OUR CUSTOMERS MAY NOT SUCCESSFULLY IMPLEMENT OUR PRODUCTS

Our customers often implement our products in stages and our products are often utilized by a large number of our customers’ personnel. In the event that our customers have difficulties implementing our products and services or are not fully satisfied with our products and services, our business, operating results and financial condition could be materially and adversely affected.

WE FACE RISKS ASSOCIATED WITH OUR ACQUISITIONS

Our business may be materially and adversely affected as a result of the significant risks associated with our acquisitions, including our recent acquisitions of Synavant, SAI, Uto Brain and the MDM group of companies. As part of our business strategy, we have acquired, and in the future may acquire, businesses that offer complementary products, services or technologies. These acquisitions are accompanied by substantial risks, including:

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

($ IN THOUSANDS)

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

Any of these factors could have a material adverse effect on our revenues and earnings. We expect that the consideration paid for future acquisitions, if any, could be in the form of cash, stock, rights to purchase stock, or a combination of these. To the extent that we issue shares of stock or other rights to purchase stock in connection with any future acquisition, existing shareholders will experience dilution and potentially decreased earnings per share.

While to date we have had success integrating acquired entities into our operations, we can not guarantee that we will successfully integrate these new businesses into our operations or achieve all of the expected cost synergies.

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

OUR LENGTHY SALES AND IMPLEMENTATION CYCLES MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY REVENUES

The selection of a CRM or SFA solution generally entails an extended decision-making process by our customers because of the strategic implications, substantial costs and significant commitment of resources associated with a customer’s license or implementation of the solution. Given the importance of the decision, senior levels of management of our customers are often involved in the process and, in some instances, their board of directors may also be involved. As a result, the lengthy decision-making process typically takes nine to eighteen months, and in certain cases longer. Accordingly, we cannot fully control or predict the timing of our execution of contracts with customers. Prior sales and implementation cycles should not be relied upon as any indication of future cycles.

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

• the discretionary nature of our customers’ purchase and budget cycles;

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

($ IN THOUSANDS)

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

• alliances among existing competitors;

• technological changes or changes in the our customers’ use of the Internet;

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

($ IN THOUSANDS)

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

• exposure to exchange rate risk for service revenues and expenses which are denominated in currencies other than U.S. dollars; and

• difficulties in managing an organization spread over various jurisdictions.

Any of the above risks could have a significant impact on our ability to deliver products on a competitive and timely basis, which could materially and adversely affect our financial condition or operating results.

Since we have operations in a number of countries and our service agreements in such countries are denominated in foreign currencies, we face exposure to adverse movements in foreign currency exchange rates.  As currency rates change, translation of the income statements of our international entities from local currencies to U.S. dollars affects period-over-period comparability of operating results. Historically we have not hedged these translation risks because we generally reinvest our cash flows from international operations, however, we continue to evaluate foreign currency translation risk exposure.  As we continue to grow our business, the risks associated with foreign currency translation will also grow.

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

($ IN THOUSANDS)

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

Further, while we believe that our products and trademarks do not infringe upon the proprietary rights of any third parties, third parties may assert infringement claims against us in the future that may result in costly litigation, diversion of management’s attention, the imposition of monetary damages or injunctive relief against us. In addition, any such claims may require us to enter into royalty arrangements. Any of these results could materially and adversely affect our business, operating results or financial condition.

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

($ IN THOUSANDS)

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

GOVERNMENTAL REGULATION MAY MATERIALLY AND ADVERSELY AFFECT OUR ABILITY TO DISTRIBUTE CONTROLLED SUBSTANCES THROUGH THE MAIL

Through the interactive marketing business we acquired in the Synavant acquisition, we may distribute controlled substances to doctors’ offices through the mail as part of certain interactive marketing programs provided on behalf of pharmaceutical manufacturers. It is important to the business that this practice of distributing prescription-only drugs continues. Future legislation may restrict our ability to provide these types of services. If any such legislation is enacted, it could have a material and adverse effect on our business, operating results and financial condition.

DIFFICULTIES IN SUBLEASING, SELLING OR OTHERWISE DISPOSING OF CERTAIN OF OUR FACILITIES MAY NEGATIVELY IMPACT UPON OUR EARNINGS

We expect to sublease all or a portion of certain facilities, including facilities acquired as part of the Synavant acquisition. If the recent real estate downturn continues, it could negatively impact upon our ability to effectively market these facilities. We are also currently selling our Piscataway, New Jersey, facility.  An inability to successfully dispose of or sublet, as applicable, any of these facilities or to obtain favorable pricing or sublease terms could negatively impact our earnings.

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

WE MAY FACE RISKS ASSOCIATED WITH EVENTS WHICH MAY AFFECT THE WORLD ECONOMY

World events such as terrorist attacks, the current U.S. military action in the Middle East and elsewhere, and hostilities in the Middle East, Asia and other geographical areas, have and may continue to weaken the U.S. and world economies.  We can not guarantee that any resultant weaknesses in these economies will not adversely affect our business, financial condition or results of operations or the businesses of our customers.

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

($ IN THOUSANDS)

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(ii)  Reports on Form 8-K

(a)          The Company furnished a Current Report on Form 8-K on January 29, 2004, pursuant to “Item 12. Results of Operations and Financial Condition” relating to its results for the fourth quarter and full year 2003.

(b)         The Company furnished a Current Report on Form 8-K/A on January 30, 2004, pursuant to “Item 12. Results of Operations and Financial Condition” relating to its results for the fourth quarter and full year 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004

By:	/s/ John E. Bailye
John E. Bailye, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kathleen E. Donovan
Kathleen E. Donovan, Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.31	New Hire Option Grant Authorization – Updated Appendix.

31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32

Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company and Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company.