Form 10-Q
period 2004-06-30
DENDRITE INTERNATIONAL INC
filed 2004-08-09
CIK 880321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒        Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from          to

Commission File Number   001-16379

Dendrite International, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	22-2786386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
☒ yes ☐ no

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): ☒yes ☐ no

As of August 3, 2004, 41,613,913 shares of Dendrite International, Inc. no par value common stock were outstanding.

DENDRITE INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Revenues:
License fees	$2,431	$2,752	$5,777	$5,315
Services	97,476	66,776	189,194	123,923
Total revenues	99,907	69,528	194,971	129,238

Cost of revenues:
Cost of license fees	923	1,204	1,912	2,283
Cost of services	50,007	33,578	99,043	62,318
Total cost of revenues	50,930	34,782	100,955	64,601

Gross margin:
License fees	1,508	1,548	3,865	3,032
Services	47,469	33,198	90,151	61,605
Total gross margin	48,977	34,746	94,016	64,637

Operating expense (income):
Selling, general and administrative	34,652	20,983	67,618	41,222
Research and development	2,722	3,215	5,744	5,912
Other operating (income)	—	—	(339)	—
	37,374	24,198	73,023	47,134

Operating income	11,603	10,548	20,993	17,503

Interest (expense) income, net	(4)	312	3	554
Other income	18	25	61	34

Income before income tax expense	11,617	10,885	21,057	18,091
Income tax expense	4,331	4,962	8,107	7,844

Net income	$7,286	$5,923	$12,950	$10,247

Net income per share:
Basic	$0.18	$0.15	$0.31	$0.26
Diluted	$0.17	$0.14	$0.30	$0.25

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	June 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$40,650	$30,405
Accounts receivable, net	66,567	71,383
Prepaid expenses and other current assets	8,430	8,483
Deferred taxes	13,078	8,844
Facility held for sale	6,900	6,900
Total current assets	135,625	126,015

Property and equipment, net of accumulated amortization of $49,820 and $43,946	31,184	28,140
Other assets	4,900	2,004
Long-term receivable	—	3,157
Goodwill	84,792	70,403
Intangible assets, net	21,176	18,574
Purchased capitalized software, net	1,361	1,666
Capitalized software development costs, net	6,691	6,126
Deferred taxes	6,272	6,372
	$292,001	$262,457
Liabilities and Stockholders’ Equity
Current Liabilities:
Current installments of long-term debt	$386	$—
Accounts payable	10,446	4,990
Income taxes payable	10,918	6,194
Capital lease obligations	601	1,033
Accrued compensation and benefits	15,843	16,104
Accrued professional and consulting fees	6,341	7,842
Other accrued expenses	20,040	21,038
Purchase accounting restructuring accrual	3,754	3,203
Deferred revenues	13,235	16,379
Total current liabilities	81,564	76,783

Capital lease obligations	35	187
Purchase accounting restructuring accrual	5,589	8,627
Deferred rent	468	369
Long-term debt, excluding current installments	1,257	—
Other non-current liabilities	3,572	356

Stockholders’ Equity:
Preferred stock, no par value, 15,000,000 shares authorized, none issued	—	—
Common stock, no par value, 150,000,000 shares authorized, 43,803,530 and 43,013,428 shares issued; 41,580,830 and 40,790,728 shares outstanding at June 30, 2004 and December 31, 2003, respectively	110,689	100,448
Retained earnings	110,886	97,936
Deferred compensation	(64)	(56)
Accumulated other comprehensive loss	(1,119)	(1,317)
Less treasury stock, at cost	(20,876)	(20,876)
Total stockholders’ equity	199,516	176,135
	$292,001	$262,457

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Six Months Ended June 30,
	2004	2003
Operating activities:
Net income	$12,950	$10,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,446	8,564
Amortization of deferred compensation, net of forfeitures	115	(54)
Other adjustments for non-cash items	901	608
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	9,780	6,858
Decrease (increase) in prepaid expenses and other current assets	870	(933)
Increase in other assets	693	—
Decrease in accounts payable and accrued expenses	(3,576)	(16,100)
Decrease in purchase accounting restructuring accrual	(4,278)	—
Increase in income taxes payable	675	58
Decrease in accrued restructuring charge	—	(260)
Decrease in deferred revenue	(3,787)	(1,130)
Increase in other non-current liabilities	114	68

Net cash provided by operating activities	24,903	7,926

Investing activities:
Sales of short-term investments	—	1,294
Acquisitions, net of cash acquired	(6,812)	(51,682)
Purchases of property and equipment	(8,615)	(3,905)
Additions to capitalized software development costs	(2,074)	(1,382)
Other, net	—	(50)

Net cash used in investing activities	(17,501)	(55,725)

Financing activities:
Borrowings from line of credit	—	5,000
Repayments of line of credit	—	(5,000)
Repayments of long-term debt	(1,689)	—
Repayments of acquired loan	(624)	—
Payments on capital lease obligations	(592)	(251)
Issuance of common stock	5,580	2,530

Net cash provided by financing activities	2,675	2,279

Effect of foreign exchange rate changes on cash	168	401

Net increase (decrease) in cash and cash equivalents	10,245	(45,119)
Cash and cash equivalents, beginning of year	30,405	68,308

Cash and cash equivalents, end of period	$40,650	$23,189

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  Basis of Presentation

The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (“Dendrite” or the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2004, operating results for the three and six month periods ended June 30, 2004 and 2003 and cash flows for the six month periods ended June 30, 2004 and 2003.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Our interim operating results may not be indicative of operating results for the full year.

Reclassifications. Certain prior period balances have been reclassified to conform to current period presentation.

2.  Stock Based Compensation

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  The Company applies Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted under the Company’s stock option plans (the “Plans”). Accordingly, compensation cost has been computed for the Plans based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company’s stock. As the exercise price of substantially all stock options granted equaled the fair value of the Company’s stock at the date of option issuance, no compensation cost related to stock options has been recorded in the accompanying consolidated statements of operations. Had compensation cost for the Plans and the employee stock purchase plan been determined consistent with SFAS 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$7,286	$5,923	$12,950	$10,247

Add/(Deduct): Deferred compensation amortization, net of forfeitures recognized in accordance with APB 25, net of related tax effects	6	(2)	71	(32)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,847)	(2,831)	(7,648)	(5,257)

Pro forma net income	$3,445	$3,090	$5,373	$4,958

Earnings per share:
Basic - as reported	$0.18	$0.15	$0.31	$0.26
Basic - pro forma	$0.08	$0.08	$0.13	$0.12

Diluted - as reported	$0.17	$0.14	$0.30	$0.25
Diluted - pro forma	$0.08	$0.08	$0.13	$0.12

The fair value for these options were estimated at the date of grant using the Black-Scholes option pricing model based upon the following assumptions:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	70.0%	70.0%	70.0%	70.0%
Weighted-average risk-free interest rate	1.0%	3.2%	1.0%	3.2%
Expected life of the option (years)	5.25	6.00	5.25	6.00

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

The Black-Scholes valuation model was developed for use in estimating the fair market value of traded options which have no vesting restrictions and are fully transferable.  In addition, the Black-Scholes valuation model requires the input of the highly subjective assumptions disclosed above.  Since the Company’s employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair market value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

3.  Net Income Per Share

The following table presents the computation of basic and diluted net income per share for the three and six month periods ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Basic net income per share computation:
Net income	$7,286	$5,923	$12,950	$10,247
Weighted-average common shares outstanding	41,464	40,220	41,192	40,115
Basic net income per share	$0.18	$0.15	$0.31	$0.26

Diluted net income per share computation:
Net income	$7,286	$5,923	$12,950	$10,247
Diluted common shares outstanding:
Weighted-average common shares outstanding	41,464	40,220	41,192	40,115
Impact of dilutive stock options	1,878	881	1,749	589
Diluted common shares outstanding	43,342	41,101	42,941	40,704
Diluted net income per share	$0.17	$0.14	$0.30	$0.25

4.  Comprehensive Income

The components of comprehensive income for the three and six month periods ended June 30, 2004 and 2003, consisted of the following:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2003	2002
Net income	$7,286	$5,923	$12,950	$10,247
Other comprehensive (losses) income:
Foreign currency translation adjustments	(256)	216	198	87
Comprehensive income	$7,030	$6,139	$13,148	$10,334

5.  Acquisitions

MDM

On April 6, 2004, the Company completed the strategic acquisition of the capital stock of the Medical Data Management group of companies (“MDM”).  Primarily based in Warsaw, Poland, MDM was a leading provider of physician databases, market research and sales force support services to pharmaceutical companies in Poland, Hungary, Russia and the Ukraine.  MDM’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for MDM was approximately $9,160 and consisted of approximately $5,000 in cash payments, approximately $3,300 in restricted stock, approximately $160 of legal and professional fees and $700 of the purchase price still outstanding and included within Other Accrued Expenses in the accompanying consolidated balance sheet as of June 30, 2004. The Company is in the process of finalizing a third-party valuation of certain intangible assets and therefore the purchase price allocation remains preliminary and subject to adjustment.  The preliminary allocation of purchase price to intangible assets acquired in connection with the MDM acquisition is as follows:

	Weighted-Average Estimated Useful Life (Years)	Acquired Intangible Asset Value
Intangible Assets Subject to Amortization:
Purchased database	3	$1,700
Customer relationship assets	7	690
Other	4	240
Intangible Assets Not Subject to Amortization:
Goodwill	N/A	5,742
		$8,372

The assets acquired and liabilities assumed in connection with the MDM acquisition and pro forma results of operations are not deemed material to the consolidated financial statements as a whole.

Uto Brain

On January 5, 2004, the Company completed its acquisition of the capital stock of Uto Brain Co., Ltd. (“Uto Brain”).  Based in Osaka, Japan, Uto Brain provided more than thirty pharmaceutical companies with data, analytics, publishing and advisory services.  The combining of resources of Uto Brain with the existing resources of Dendrite creates a comprehensive information, software and services company dedicated to the Japanese pharmaceutical industry and further enhances Dendrite’s ability to provide solutions to enhance sales, marketing and clinical functions of pharmaceutical companies in the Japanese market.  Uto Brain’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Uto Brain was approximately $4,800 (498,270 Yen), including approximately $100 of legal and professional fees.  As of June 30, 2004, the Company paid approximately $2,300 of the purchase price with approximately $2,400 still outstanding and included within Other Accrued Expenses on the June 30, 2004 consolidated balance sheet.  In accordance with the purchase agreement, the outstanding balance is payable as follows: approximately $1,100 on September 30, 2004; $400 on January 5, 2005; and $900 on March 31, 2005. In addition, the Company assumed approximately $3,800 in bank debt and an acquired loan. The Company is in the process of finalizing a third-party valuation of certain intangible assets and therefore the purchase price allocation remains preliminary and subject to adjustment.  The preliminary allocation of purchase price to intangible assets acquired in connection with the Uto Brain acquisition is as follows:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	Weighted-Average Estimated Useful Life (Years)	Acquired Intangible Asset Value
Intangible Assets Subject to Amortization:
Customer relationship assets	10	$1,870

Intangible Assets Not Subject to Amortization:
Goodwill	N/A	4,557
Trademarks	N/A	148
		$6,575

The assets acquired and liabilities assumed in connection with the Uto Brain acquisition and pro forma results of operations are not deemed material to the consolidated financial statements as a whole.

Synavant

On June 16, 2003, the Company completed its acquisition of Synavant Inc. (“Synavant”). Synavant provided a broad range of knowledge-based services to pharmaceutical and other life science companies around the world. Its comprehensive global solutions included pharmaceutical customer relationship management (“CRM”) applications, interactive marketing, server and database management, dedicated local help-line support, training, telemarketing, sample management and product recall services. Synavant was headquartered in Atlanta, Georgia, and had offices in 21 countries. The combining of resources of Synavant with the existing resources of Dendrite creates a more comprehensive information, software and services company dedicated to the global life sciences industry, and further enhances Dendrite’s ability to provide solutions to the sales, marketing and clinical functions of pharmaceutical and other life science companies. Synavant’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price was approximately $55,100, including consideration paid for the common stock and approximately $3,400 of legal and professional fees incurred in connection with the transaction.

The pro forma results of operations of the Company as if the Synavant acquisition had occurred as of January 1, 2003 are as follows:

	Pro Forma Results for the Three Months Ended June 30, 2003 (A)	Pro Forma Results for the Six Months Ended June 30, 2003 (B)
Revenues	$99,796	$194,321
Net (loss)	$(3,883)	$(4,603)
Basic (loss) per share	$(0.10)	$(0.11)
Diluted (loss) per share	$(0.10)	$(0.11)

(A)      Net loss includes approximately $500 of historical restructuring charges from Synavant as well as early termination fees related to Synavant’s lines of credit of approximately $800.

(B)        Net loss includes approximately $1,300 of historical restructuring charges from Synavant as well as early termination fees related to Synavant’s lines of credit of approximately $1,850.

6.  Purchase Accounting Restructuring Accrual

In connection with the June 2003 acquisition of Synavant, the Company restructured the combined operations by exiting certain former Synavant facilities and eliminating certain former Synavant positions. During the first quarter of 2004, the Company’s management increased its restructuring accrual by approximately $1,800 due to an adjustment of the total costs to exit certain former Synavant facilities and recorded the corresponding adjustment to Goodwill in the accompanying consolidated balance sheet. The Company anticipates that the balance related to the termination of employees will be paid during the current year and the remaining accrued restructuring balance related to the facility exit costs will be paid over the life of the facility leases, ending in February 2012.

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

The activity related to the Synavant and Software Associates International (“SAI”) purchase accounting restructuring accruals for the six month period ended June 30, 2004 is summarized in the table below:

	Purchase Accounting Restructuring Accrual as of December 31, 2003	2004 Year-to-Date Adjustments	2004 Year-to-Date Payments	Purchase Accounting Restructuring Accrual as of June 30, 2004
Synavant
Termination payments to employees	$2,378	$—	$(1,825)	$553
Facility exit costs	7,187	1,791	(1,751)	7,227
Total Synavant	9,565	1,791	(3,576)	7,780
SAI
Lease termination costs	2,265	—	(702)	1,563
Total	$11,830	$1,791	$(4,278)	$9,343

7.  Goodwill and Intangible Assets

The total gross carrying amount and accumulated amortization for intangible assets subject to amortization are as follows:

	Net Intangibles as of December 31, 2003				Net Intangibles as of June 30, 2004
		2004 Year-to-Date Activity
		Additions	Amortization	Translation and Other
Purchased capitalized software	$1,666	$—	$(305)	$—	$1,361
Capitalized software development costs	6,126	2,074	(1,509)	—	6,691
Customer relationship assets	6,089	2,560	(642)	(29)	7,978
Backlog	602	—	(258)	—	344
Non-compete covenants	2,560	—	(748)	(21)	1,791
Purchased database	2,460	1,700	(272)	—	3,888
Other intangibles	131	240	(68)	(6)	297
Total	$19,634	$6,574	$(3,802)	$(56)	$22,350

The changes in the carrying amount of intangible assets not subject to amortization for the period ended June 30, 2004 are as follows:

	Balance as of December 31, 2003	Additions	Currency Translation Adjustments	Balance as of June 30, 2004
Goodwill	$70,403	$14,458	$(69)	$84,792
Trademarks	6,732	148	(2)	6,878
Total	$77,135	$14,606	$(71)	$91,670

The Company conducts its annual impairment testing of goodwill as of October 1 of each year. For the quarter ended June 30, 2004, there were no changes in events or circumstances that would indicate impairment.

Aggregate annual amortization expense of intangible assets (exclusive of future additions) is estimated to be:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

Year Ending December 31,
2004	$7,882
2005	5,787
2006	4,193
2007	1,858
2008	972
Thereafter	5,460
26,152
Less: Year-to-date amortization expense	(3,802)
Net intangible assets subject to amortization as of June 30, 2004	$22,350

8. Line-of-Credit

The Company entered into a line-of-credit agreement (the “Agreement”) as of June 16, 2003, in the amount of $30,000 with JPMorgan Chase Bank that expires on July 1, 2005. The Agreement replaced the Company’s then existing $15,000 credit facility. The Agreement is available to finance working capital needs and possible future acquisitions. Among other covenants, the Agreement requires the Company to maintain a minimum consolidated net worth, measured quarterly, which is equal to $130,000, plus 50% of net income earned after April 1, 2003 and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. As of June 30, 2004, the Company’s consolidated net worth was $199,516. The Agreement contains certain restrictions on the Company’s ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of June 30, 2004, the Company was in compliance with all covenants and did not have any amounts outstanding under the line-of-credit.

As of June 30, 2004, the Company had outstanding letters-of-credit of approximately $5,721.

9. Long-Term Debt

In connection with the Uto Brain acquisition, the Company assumed bank debt of approximately $3,200, with a weighted-average interest rate of 2.10%, and acquired a loan of approximately $600 with an interest rate of 1.80%.  As of June 30, 2004, approximately $1,600 of the bank debt related to this transaction was outstanding.  The acquired loan balance was paid in full during the quarter ended March 31, 2004.

As of June 30, 2004, future payments related to the acquired bank debt are as follows:

Year Ending December 31,
2004	$225
2005	418
2006	288
2007	259
2008	93
Thereafter	360
$1,643

10. Income Taxes

The Company’s effective income tax expense rate decreased to 38.5% for the six months ended June 30, 2004 from 43.4% for the six months ended June 30, 2003. The primary driver for the change in the effective tax rate was the consolidation of certain international legal entities.  Prior to operational restructuring and legal entity integration, these international legal entities generated losses that could not be benefited.  As a result of the integration, the amount of losses generated that can not be benefited has been significantly reduced.  The effective tax rate for the quarter ended June 30, 2004 was 37.3% compared to 45.6% for the quarter ended June 30, 2003.  In connection with the Synavant integration in June 2003, the Company determined which foreign entities would be dissolved and performed a reforecast of projected taxable income by jurisdiction and recognized a full valuation allowance on a net operating loss carryforward for one of its foreign subsidiaries of approximately $608.

During the three months ended June 30, 2004, the Company completed the tax accounting analysis related to the Synavant acquisition.  As a result, the Company increased current deferred tax assets by approximately $4,500, increased

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

income taxes payable approximately $5,800, with the balance increasing goodwill approximately $1,300.

11. Deferred Compensation Plan

The Company has supplemental deferred compensation arrangements for the benefit of certain officers, directors and certain key executives. These arrangements are primarily funded by life insurance contracts, which have been purchased by the Company. The arrangements permit the participants to diversify their investments. The value of the assets held, managed and invested, pursuant to the agreements was approximately $3,000 as of June 30, 2004 and is included in Other Assets in the accompanying consolidated balance sheet. The corresponding deferred compensation liability of $3,500 as of June 30, 2004 is recorded at the fair market value of the assets held in a rabbi trust and adjusted to reflect the fair value of the amount owed to certain officers, directors and certain key executives and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheet.

12. Common Stock

The following table rolls forward the balance of common stock from December 31, 2003 to June 30, 2004:

Balance as of December 31, 2003	Issuance of Common Stock (1)	MDM Acquisition	Tax Benefit of Stock Option Exercises	Other	Balance as of June 30, 2004
$100,448	$5,580	$3,317	$1,221	$123	$110,689

(1)  Includes issuance of common stock through employee stock purchase plan as well as stock option exercises.

13.  Customer and Geographic Segment Data

For the three month periods ended June 30, 2004 and 2003, the Company derived approximately 27% and 44% of its revenues from its largest customer, respectively. For the six month periods ended June 30, 2004 and 2003, the Company derived approximately 27% and 45% of its revenues from its largest customer, respectively.

The Company is organized by geographic location and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. Operating income (loss) consists of total revenues recorded in the location less operating expenses and does not include interest income, other expense or income tax expense. This data is presented in accordance with SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.”

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
United States	$61,852	$54,193	$124,318	$102,801
Europe	24,281	8,558	44,876	13,616
All other	13,774	6,777	25,777	12,821
	$99,907	$69,528	$194,971	$129,238
Operating income (loss):
United States	$4,255	$8,902	$10,470	$13,851
Europe	2,789	233	3,416	(98)
All other	4,559	1,413	7,107	3,750
	$11,603	$10,548	$20,993	$17,503

	As of June 30, 2004	As of December 31, 2003
Identifiable assets:
United States	$230,076	$218,707
Europe	31,567	28,443
All other	30,358	15,307
	$292,001	$262,457

For disclosure purposes, license revenues have been included within the results of the United States.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results and future plans and objectives of management. Those statements in this Form 10-Q containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical and consumer packaged goods industries. All such forward-looking statements involve significant risks and uncertainties, including those risks identified in this Form 10-Q under “Factors That May Affect Future Results,” many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ materially from those indicated by the forward-looking statements included in this Form 10-Q, as more fully described under “Factors That May Affect Future Results.” In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results or changes in assumptions, expectations or projections. In addition, our financial and performance outlook concerning future revenues, margins, earnings, earnings per share and other operating or performance results does not include the impact of any future acquisitions, future acquisition-related expenses, debt, dilution or any future restructuring or other charges that may occur from time-to-time due to management decisions and changing business circumstances and conditions.

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

 Our acquisition of Synavant Inc. (“Synavant”) in 2003 diversified and expanded our solutions portfolio, particularly as it relates to the pharmaceutical marketing channel, by adding interactive marketing services in the U.S. and abroad, as well as new data and services solutions in Europe. In January 2004, we further broadened and enhanced our product and service portfolio in the Japanese pharmaceutical industry and extended our leadership position in Japan with our acquisition of Uto Brain Co. Ltd. (“Uto Brain”). In April 2004, we acquired the Medical Data Management group of companies (“MDM”), increasing our ability to provide leading solutions that drive promotional and sales effectiveness in Central and Eastern Europe. We believe these acquisitions complement our current business operations by enhancing our solutions portfolio and increase our access to new customers and markets.

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

We evaluate our performance based upon a number of operating metrics. Chief among these are revenues, services gross margin percentage, operating margins, diluted net income per share, operating cash flow and days sales outstanding. In the second quarter of 2004, we saw the continued execution of our strategy yield growth in revenues, operating margins and diluted net income per share. We also continued to exhibit strong cash generation attributes, improving days sales outstanding from the prior year and generating strong positive operating cash flow even as we continued to pay some of the remaining liabilities associated with our acquisitions.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

MERGERS AND ACQUISITIONS

We regularly evaluate opportunities to acquire products or businesses that represent strategic enhancements to our operations. Such acquisition opportunities, if they arise, may involve the use of cash, equity or debt instruments.

MDM

On April 6, 2004, we completed our strategic acquisition of MDM.  Primarily based in Warsaw, Poland, MDM was a leading provider of physician databases, market research and sales force support services to pharmaceutical companies in Poland, Hungary, Russia and the Ukraine.  MDM’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for MDM was approximately $9,160 and consisted of approximately $5,000 in cash payments, approximately $3,300 in restricted stock, approximately $160 in legal and professional fees and $700 of the purchase price still outstanding and included within Other Accrued Expenses of the accompanying consolidated balance sheet as of June 30, 2004. We are in the process of finalizing a third-party valuation of certain intangible assets and therefore the purchase price allocation remains preliminary and subject to adjustment.

Uto Brain

On January 5, 2004, we completed our acquisition of Uto Brain.  Based in Osaka, Japan, Uto Brain provided more than thirty pharmaceutical companies with data, analytics, publishing and advisory services.  The combining of resources of Uto Brain with our existing resources creates a comprehensive information, software and services company dedicated to the Japanese pharmaceutical industry and further enhances our ability to provide solutions to enhance sales, marketing and clinical functions of pharmaceutical companies in the Japanese market.  Uto Brain’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Uto Brain was approximately $4,800 (498,270 Yen), including approximately $100 of legal and professional fees.  As of June 30, 2004, we paid approximately $2,300 of the purchase price with approximately $2,400 still outstanding and included within Other Accrued Expenses on the June 30, 2004 consolidated balance sheet.  In accordance with the purchase agreement, the outstanding balance is payable as follows: approximately $1,100 on September 30, 2004; $400 on January 5, 2005; and $900 on March 31, 2005. In addition, we assumed approximately $3,800 in bank debt and an acquired loan. We are in the process of finalizing a third-party valuation of certain intangible assets and therefore the purchase price allocation remains preliminary and subject to adjustment.

Synavant

On June 16, 2003, we completed our acquisition of Synavant. Synavant provided a broad range of knowledge-based services to pharmaceutical and other life science companies around the world. Its comprehensive global solutions included pharmaceutical customer relationship management (“CRM”) applications, interactive marketing, server and database management, dedicated local help-line support, training, telemarketing, sample management and product recall services. Synavant was headquartered in Atlanta, Georgia, and had offices in 21 countries. We believe that combining Synavant’s resources with the existing resources of Dendrite creates a more comprehensive information, software and services company dedicated to the global life sciences industry, and further enhances our ability to provide market leading solutions to the sales, marketing and clinical functions of pharmaceutical and other life science companies. Synavant’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Synavant was approximately $55,100, including consideration paid for the common stock and approximately $3,400 of legal and professional fees incurred in connection with the transaction.

In connection with the June 2003 acquisition of Synavant, we restructured the combined operations by exiting certain former Synavant facilities and eliminating certain former Synavant positions.  During the first quarter of 2004, our management increased its restructuring accrual estimate by approximately $1,800 due to an adjustment of the total costs to exit certain former Synavant facilities and recorded the corresponding adjustment to Goodwill in the accompanying consolidated balance sheet. Management believes the accrued liability as of June 30, 2004 will be adequate to cover the costs incurred related to the restructuring.

The liability accrued for expenses incurred in exiting certain Synavant facilities and includes assumptions related to sublease income which offsets future lease obligations. The underlying subleases are not in place for all facilities and the future placement of subleases, including the timing and terms and conditions of subleases, could be different than the assumptions and may impact future results of operations.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES. Total revenues increased to $99,907 for the three months ended June 30, 2004, up $30,379, or 44%, from $69,528 for the three months ended June 30, 2003.  Revenue growth for the quarter ended June 30, 2004 was driven by the inclusion of a full quarter of Synavant revenue and strong performances across nearly all product lines and geographies.

License fee revenues decreased to $2,431 for the three months ended June 30, 2004, down $321, or 12%, from $2,752 for the three months ended June 30, 2003. License fees are, by nature, non-recurring items and fluctuate from period-to-period.

Service revenues increased to $97,476 for the three months ended June 30, 2004, up $30,700, or 46%, from $66,776 for the three months ended June 30, 2003. This increase was primarily driven by the acquisition of Synavant.  Including the acquired revenue, the Company experienced growth of approximately 10% in domestic technical services, approximately 33% in domestic data and business consulting services and approximately 25% in domestic sales support services. In addition, our international services as well as our low gross margin and pass through postage services both grew more than 100% versus the comparable prior year period.

COST OF REVENUES. Total cost of revenues increased to $50,930 for the three months ended June 30, 2004, an increase of $16,148, or 46%, from $34,782 for the three months ended June 30, 2003.   The primary driver of the increase was our acquisition of Synavant.

Cost of license fees decreased to $923 for the three months ended June 30, 2004, down $281, or 23%, from $1,204 for the three months ended June 30 2003. Cost of license fees for the three months ended June 30, 2004 is comprised of the amortization of capitalized software development costs and purchased software costs of $853 and $153, respectively, and third-party vendor license fees of $389.  In addition, the Company reversed an accrual of $472 related to royalties as a result of an agreement in the second quarter absolving the Company of such obligation. Cost of license fees for the comparable period in 2003 was comprised of the amortization of capitalized software development costs and purchased software costs of $686 and $153, respectively, and third-party vendor license fees of $240.

Cost of services increased to $50,007 for the three months ended June 30, 2004, up $16,429, or 49%, from $33,578 for the three months ended June 30, 2003. The increase in cost of services is primarily a result of the additional costs due to the increase in headcount and associated costs from the Synavant acquisition, as well as an increase in pass-through postage costs of approximately $3,100.

GROSS MARGIN. Total gross margin for the three months ended June 30, 2004 and 2003 was 49% and 50%, respectively.

Gross margin for license fees was 62% for the three months ended June 30, 2004, up from 56% for the three months ended June 30, 2003. The increase in gross margin was primarily attributable to the reversal of the accrual of $472 related to royalties in the current quarter partially offset by an increase in amortization expense.

Gross margin for services was 49% and 50% for the three month periods ended June 30, 2004 and 2003, respectively. This decrease in gross margin for services was predominantly attributable to the inclusion of certain Synavant lower margin business, including the increase of approximately $3,100 of pass-through postage.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased to $34,652 for the three months ended June 30, 2004, up $13,669, or 65%, from $20,983 for the three months ended June 30, 2003. This increase reflects the additional operating costs and amortization expense related to the Synavant, Uto Brain and MDM acquisitions. As a percentage of revenues, SG&A increased to 35% for the three months ended June 30, 2004, up from 30% for the three months ended June 30, 2003.  We have and will continue to invest in sales and marketing initiatives in order to drive our top-line growth while continuing to focus on cost containment measures.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses decreased to $2,722 for the three months ended June 30, 2004, down $493, or 15%, from $3,215 for the three months ended June 30, 2003. As a percentage of revenues, R&D expenses decreased to 3% for the three months ended June 30, 2004 from 5% for the three months ended June 30, 2003, due primarily to the significant increase in revenues.  In addition, the Company capitalized more costs in the three months ended June 30, 2004 than in previous quarters due to the development for the release of its next generation CRM solution, expected to be released in 2005.  We expect the capitalization rates for the remainder of 2004 to be lower compared to the second

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

quarter of 2004, but higher than our normal capitalization rate.

PROVISION FOR INCOME TAXES. Our income tax expense rate decreased to 37.3% for the three months ended June 30, 2004 from 45.6% for the three months ended June 30, 2003. The primary driver for the change in the effective tax rate was the consolidation of certain international legal entities.  Prior to operational restructuring and legal entity integration, these international legal entities generated losses that could not be benefited.  As a result of the integration, the amount of losses generated that can not be benefited has been significantly reduced.  In connection with the Synavant integration in June 2003, the Company determined which foreign entities would be dissolved and performed a reforecast of projected taxable income by jurisdiction and recognized a full valuation allowance on a net operating loss carryforward for one of its foreign subsidiaries of approximately $608.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES. Total revenues increased to $194,971 for the six months ended June 30, 2004, up $65,733, or 51%, from $129,238 for the six months ended June 30, 2003.  Revenue growth for the six months ended June 30, 2004 was driven by the inclusion of a full second quarter of Synavant revenue and strong performances across nearly all product lines and geographies.

License fee revenues increased to $5,777 for the six months ended June 30, 2004, up $462, or 9%, from $5,315 for the six months ended June 30, 2003. This increase is primarily related to a large sale of licenses to a client in Japan and from sales to clients, of former Synavant companies, that expanded their European sales forces.  License fees are, by nature, non-recurring items and fluctuate from period-to-period.

Service revenues increased to $189,194 for the six months ended June 30, 2004, up $65,271, or 53%, from $123,923 for the six months ended June 30, 2003. This increase was primarily driven by the June 2003 acquisition of Synavant.  Including the acquired revenue, the Company experienced growth of approximately 10% in domestic technical services, approximately 86% in domestic data and business consulting services and approximately 31% in domestic sales support services.  In addition, our international services and low gross margin and pass through postage services increased more than 100% versus the comparable prior year period.

COST OF REVENUES. Total cost of revenues increased to $100,955 for the six months ended June 30, 2004, an increase of $36,354, or 56%, from $64,601 for the six months ended June 30, 2003.  The primary driver of the increase was our acquisition of Synavant.

Cost of license fees decreased to $1,912 for the six months ended June 30, 2004, down $371, or 16%, from $2,283 for the six months ended June 30 2003. Cost of license fees for the six months ended June 30, 2004 is comprised of the amortization of capitalized software development costs and purchased software costs of $1,509 and $305, respectively, and third-party vendor license fees of $570. In addition, the Company reversed an accrual of $472 related to royalties as a result of an agreement in the second quarter absolving the Company of such obligation.  Cost of license fees for the comparable period in 2003 is comprised of the amortization of capitalized software development costs and purchased software costs of $1,383 and $305, respectively, and third-party vendor license fees of $595.

Cost of services increased to $99,043 for the six months ended June 30, 2004, up $36,725, or 59%, from $62,318 for the six months ended June 30, 2003. The increase in cost of services is primarily a result of the additional costs due to the increase in headcount and associated costs from the Synavant acquisition, as well as an increase in pass-through postage costs of approximately $7,600.

GROSS MARGIN. Total gross margin for the six months ended June 30, 2004 and 2003 was 48% and 50%, respectively.

Gross margin for license fees was 67% for the six months ended June 30, 2004, up from 57% for the six months ended June 30, 2003. The increase in gross margin was primarily attributable to the decrease in cost of license fees which generally contained less third-party imbedded software costs during the six months ended June 30, 2004 and the reversal of the $472 accrual related to royalties partially offset by an increase in amortization expense.

Gross margin for services was 48% and 50% for the six month periods ended June 30, 2004 and 2003, respectively. This decrease in gross margin for services is attributable to the inclusion of certain Synavant lower margin business, including approximately $7,600 of pass-through postage.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES. SG&A expenses increased to $67,618 for the six months ended June 30, 2004, up $26,396, or 64%, from $41,222 for the six months ended June 30, 2003. This increase reflects the additional operating costs and amortization expense related to the Synavant, Uto Brain and MDM acquisitions.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

As a percentage of revenues, SG&A increased to 35% for the six months ended June 30, 2004, up from 32% for the six months ended June 30, 2003.  We have and will continue to invest in sales and marketing initiatives in order to drive our top-line growth while continuing to focus on cost containment measures.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES. R&D expenses decreased to $5,744 for the six months ended June 30, 2004, down $168, or 3%, from $5,912 for the six months ended June 30, 2003. As a percentage of revenues, R&D expenses decreased to 3% for the six months ended June 30, 2004 from 5% for the six months ended June 30, 2003, due primarily to the significant increase in revenues.  In addition, the Company capitalized more costs in the six months ended June 30, 2004 than in comparable prior periods due to the development for the release of its next generation CRM solution, expected to be released in 2005.

OTHER OPERATING (INCOME). We received proceeds from an insurance claim of $339 during the three month period ended March 31, 2004.

PROVISION FOR INCOME TAXES. Our effective income tax expense rate decreased to 38.5% for the six months ended June 30, 2004 from 43.4% for the six months ended June 30, 2003. The primary driver for the change in the effective tax rate was the consolidation of certain international legal entities.  Prior to operational restructuring and legal entity integration, these international legal entities generated losses that could not be benefited.  As a result of the integration, the amount of losses generated that can not be benefited has been significantly reduced.  In connection with the Synavant integration in June 2003, the Company determined which foreign entities would be dissolved and performed a reforecast of projected taxable income by jurisdiction and recognized a full valuation allowance on a net operating loss carryforward for one of its foreign subsidiaries of approximately $608.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, working capital was $54,061 compared to $49,232 as of December 31, 2003. Cash and cash equivalents investments were $40,650 as of June 30, 2004, compared to $30,405 as of December 31, 2003. These increases were primarily attributable to the cash generated by operating activities partially offset by payments made in connection with the Synavant, Uto Brain and MDM acquisitions as well as higher capital expenditures related to our new corporate headquarters.

We finance our business primarily through cash generated by operations. Net cash provided by operating activities was $24,903 and $7,926 for the six month periods ended June 30, 2004 and 2003, respectively.  Our accounts receivable days sales outstanding decreased from 68 days for the quarter ended December 31, 2003, to 60 days for the quarter ended June 30, 2004, partially due to the collection of certain annual billings and the receipt of approximately $3,300 of a long-term contracted receivable outstanding as of December 31, 2003.  We also generated operating cash from our considerable growth in net income adjusted for changes in assets and liabilities, net of effects from acquisitions.  These increases in operating cash flow were partially offset by $4,278 of payments related to accrued purchase accounting charges incurred in connection the Synavant and SAI acquisitions as well as increased payments of accounts payable and accrued expenses.  Included in the cash generated by operations for the six months ended June 30, 2003 is approximately $16,000 of payments related to Synavant liabilities as of the date of acquisition.

Cash used in investing activities was $17,501 for the six months ended June 30, 2004, and includes payments for the MDM and Uto Brain acquisitions as well as increased purchases of property and equipment due to the ongoing relocation of our corporate headquarters.  Cash used in investing activities was $55,725 for the six months ended June 30, 2003, and primarily attributable to the payments made related to the Synavant acquisition.

As anticipated, purchases of property and equipment increased for the six months ended June 30, 2004 versus the comparable prior year period. The increase is primarily due to the capital requirements of the new corporate headquarters and the need to adjust going-forward capital requirements for a larger combined Company reflecting the acquisition of Synavant. We currently expect that we will incur approximately $8,000 of capital expenditures in connection with the headquarters relocation for the year ending December 31, 2004. In addition, we also expect capital spending in the range of approximately $8,000 to $12,000 to support the infrastructure associated with a full year of combined Dendrite and Synavant operations. We review our capital expenditure program periodically and adjust it as required to meet current needs. The foregoing amounts are based on current assumptions and are subject to change during the course of 2004.

An agreement to sell the facility in Piscataway was terminated during the quarter ended June 30, 2004.  We continue to actively search for potential buyers.

Cash provided by financing activities was $2,675 for the six months ended June 30, 2004, compared to $2,279 for the six months ended June 30, 2003. The increase of $396 was primarily attributable to an increase in stock option exercises partially offset by repayments of long-term debt and loans acquired in connection with the Uto Brain acquisition.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise and are successfully completed, may involve the use of cash, equity or debt instruments. We believe that available funds, anticipated cash flows from operations and the availability of our revolving line of credit will satisfy our current projected working capital and capital expenditure requirements, exclusive of cash required for possible future acquisitions of businesses, products and technologies, during the next twelve to eighteen months. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. Our ability to generate future cash flows depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the pharmaceutical industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Contractual Obligations and Commitments

We entered into a credit agreement (the “Agreement”) as of June 16, 2003, in the amount of $30,000 with JPMorgan Chase Bank that expires on July 1, 2005. The Agreement replaced our then existing $15,000 credit facility. The Agreement is available to finance working capital needs and possible future acquisitions. Among other covenants, the agreement requires us to maintain a minimum consolidated net worth, measured quarterly, which is equal to $130,000, plus 50% of net income earned after April 1, 2003 and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. As of June 30, 2004, our consolidated net worth was $199,516. The Agreement contains certain restrictions on our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of June 30, 2004, there were no borrowings outstanding under the Agreement and we were in compliance with all covenants.

In connection with the Uto Brain acquisition, we assumed bank debt of approximately $3,200, with a weighted-average interest rate of 2.10% and acquired a loan of approximately $600, with an interest rate of 1.80%.  As of June 30, 2004, approximately $1,600 of the bank debt related to this transaction was outstanding.

Our principal commitments at June 30, 2004 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Capital leases	$636	$441	$195	$—	$—	$—	$—
Corporate headquarters	1,236	1,236	—	—	—	—	—
Minimum guarantees	1,407	910	497	—	—	—	—
Uto Brain purchase price	2,423	1,077	1,346	—	—	—	—
Long-term debt	1,643	225	418	288	259	93	360
Operating leases (1)	101,732	8,040	15,437	12,921	11,795	9,612	43,927
Total	$109,077	$11,929	$17,893	$13,209	$12,054	$9,705	$44,287

(1) Operating lease amounts disclosed above include $15,123 of future operating lease costs, excluding estimated future sublease income, accrued for in the purchase accounting restructuring accruals related to the Synavant and SAI acquisitions.

In addition to the contractual obligations disclosed above, we are currently in negotiations with several vendors for net capital expenditures of approximately $3,000 to $5,000 in connection with the corporate headquarters relocation.

As of June 30, 2004, letters-of-credit for approximately $5,721 were outstanding.

We have an agreement with a venture capital fund with a commitment to contribute $1,000 to the fund, callable at the discretion of the general partner in $100 increments. As of June 30, 2004, $600 of the commitment remains. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners. This asset is recorded within Other Assets in the accompanying June 30, 2004 and December 31, 2003 consolidated balance sheets.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Set forth in this Form 10-Q are certain risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. You are strongly urged to carefully consider the cautionary language and risks set forth below.

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

•    increasing Food and Drug Administration activism; and

•    competitive pressure on the pharmaceutical industry resulting from the continuing shift to delivery of healthcare and pharmaceuticals through managed care organizations.

We cannot assure you that we can respond effectively to any or all of these and other changes in the marketplace. Our failure to do so could have a material adverse effect on our business, operating results or financial condition, as our business depends, in large part, on the business conditions within this marketplace.

OUR CUSTOMERS MAY NOT SUCCESSFULLY IMPLEMENT OUR PRODUCTS

Our customers often implement our products in stages and our products are often utilized by a large number of our customers’ personnel. In the event that our customers have difficulties implementing our products and services or are not satisfied with our products and services, our business, operating results and financial condition could be materially and adversely affected.

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

• our inability to achieve expected cost and business synergies;

• the significant strain on our operating systems;

• the diversion of our management’s attention from other business concerns;

• the impairment or loss of relationships with customers of the acquired business;

• the negative impact of the combination of different corporate cultures;

• the loss of key employees of the acquired company; and

• the integration and maintenance of uniform, company-wide standards, procedures and policies.

Any of these factors could have a material adverse effect on our revenues and earnings. We expect that the consideration paid for future acquisitions, if any, could be in the form of cash, equity, debt or a combination of these. To the extent that we issue shares of stock or other rights to purchase stock in connection with any future acquisition, existing shareholders will experience dilution and potentially decreased earnings per share.

While to date we have had success integrating acquired entities into our operations, we can not guarantee that we will successfully integrate these new businesses into our operations or achieve any expected cost synergies.

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

BUSINESS AND ECONOMIC PRESSURES ON OUR MAJOR CUSTOMERS MAY CAUSE A DECREASE IN DEMAND FOR OUR NEW PRODUCTS AND SERVICES

Business and economic pressures on our major customers may result in budget constraints that directly impact their ability to purchase our new products and services offerings. We cannot assure you that any decrease in demand caused by these pressures will not have a material adverse effect on our business, operating results or financial condition.

OUR LENGTHY SALES AND IMPLEMENTATION CYCLES MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY REVENUES

The selection of a CRM or SFA solution generally entails an extended decision-making process by our customers because of the strategic implications, substantial costs and significant commitment of resources associated with a customer’s license or implementation of the solution. Given the importance of the decision, senior levels of management of our customers are often involved in the process and, in some instances, their board of directors may also be involved. As a result, the decision-making process typically takes nine to eighteen months, and in certain cases longer. Accordingly, we cannot fully control or predict the timing of our execution of contracts with customers. Prior sales and implementation cycles can not be relied upon as any indication of future cycles.

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

The success of parts of our business will depend, in part, on our ability to continue developing Internet-related products, modifying and improving our existing products and responding to technological advances and changing commercial uses of the Internet. We cannot assure you that our Internet-related products and services will adequately respond to such technological advances and changing uses. Nor can we assure you that the demand for our Internet-related products and services will increase.

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

FEDERAL AND STATE LAWS AND REGULATIONS COULD DEPRESS THE DEMAND FOR SOME OF OUR SOLUTIONS

While we believe our data and analytics solutions are not in violation of current federal or state laws and regulations pertaining to patient privacy or health information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), we cannot guarantee that future laws or regulations or interpretations of existing laws and statutes will not impact negatively upon our ability to market these solutions or cause a decrease in demand for such solutions from customers that see an increased risk in any such new laws or regulations.

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

In reporting our financial results we rely upon the accounting policies and standards then in effect at the time of our report. Future regulations, standards or interpretations may require us to adjust or restate financial results previously reported. A required restatement could have a material impact upon past financial results or current comparison to previous results.

WE MAY FACE RISKS ASSOCIATED WITH EVENTS WHICH MAY AFFECT THE WORLD ECONOMY

World events such as terrorist attacks, the current U.S. military action in the Middle East and elsewhere, and hostilities in the Middle East, Asia and other geographical areas, have and may in the future weaken the U.S. and world economies.  Any resultant weaknesses in these economies may adversely affect our business, financial condition or results of operations or the businesses of our customers.

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

ITEM 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

Changes in Securities

On April 6, 2004, the Company issued 194,175 shares of restricted common stock to the shareholders of MDM, as partial consideration for the Company’s share acquisition of MDM. The Company did not employ an underwriter in connection with the issuance or sale of these securities.  The Company believes that the issuance of such securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as a transaction not involving a public offering and such securities having been acquired for investment and not with a view to distribution. Appropriate legends were affixed to the stock certificates issued in the MDM acquisition.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 17, 2004.  The following was considered and voted upon at the Annual Meeting.

Election of Directors.  The following directors were nominated for election to the Board of Directors until the next Annual Meeting or until their successors are duly chosen and qualified:  John E. Bailye, John A. Fazio, Bernard M. Goldsmith, Edward J. Kfoury, Paul A. Margolis, John H. Martinson, Terence H. Osborne and Patrick J. Zenner.  The votes cast and withheld for such nominees were as follows:

Name	For	Withheld

John E. Bailye	37,858,060	1,325,644
John A. Fazio	36,761,291	2,422,413
Bernard M. Goldsmith	32,815,361	6,368,343
Edward J. Kfoury	37,551,815	1,631,889
Paul A. Margolis	37,765,767	1,417,937
John H. Martinson	38,147,295	1,036,409
Terence H. Osborne	37,564,305	1,619,399
Patrick J. Zenner	31,065,701	8,118,003

Based on these voting results, each of the directors nominated was elected.

ITEM 6.  Exhibits and Reports on Form 8-K

(i)  Exhibits

10.31          New Hire Option Grant Authorization – Updated Appendix

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

(ii)  Reports on Form 8-K

(a)          The Company furnished a Current Report on Form 8-K on April 27, 2004, pursuant to “Item 12. Results of Operations and Financial Condition” relating to its results for the first quarter 2004.

(b)         The Company filed a Current Report on Form 8-K on May 18, 2004, pursuant to “Item 4. Changes in Registrant’s Certifying Accountant” and “Item. 7. Financial Statements, Pro Forma Financial Information and Exhibits” relating to the resignation of its independent auditors.

(c)          The Company filed a Current Report on Form 8-K on June 28, 2004, pursuant to “Item 4. Changes in Registrant’s Certifying Accounting” relating to its appointment of Deloitte & Touche LLP as the Company’s independent registered accounting firm for 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004

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