Form 10-Q
period 2004-09-30
DENDRITE INTERNATIONAL INC
filed 2004-11-08
CIK 880321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒        Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐        Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from          to

Commission File Number   001-16379

Dendrite International, Inc.
(Exact name of registrant as specified in its charter)

New Jersey	22-2786386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1405 Route 206 South
Bedminster, NJ 07921
(Address, including zip code, of principal executive offices)

(908) 443-2000
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

As of November 5, 2004, 41,766,520 shares of Dendrite International, Inc. no par value common stock were outstanding.

DENDRITE INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Consolidated Statements of Operations (unaudited) Three and nine month periods ended September 30, 2004 and 2003

Consolidated Balance Sheets (unaudited) September 30, 2004 and December 31, 2003

Consolidated Statements of Cash Flows (unaudited) Nine months ended September 30, 2004 and 2003

Notes to Unaudited Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 6.	Exhibits

Signatures

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2004	2003	2004	2003
Revenues	$99,428	$92,862	$294,399	$222,100

Operating Costs & Expenses:
Operating costs	51,578	46,688	151,807	110,839
Selling, general and administrative	32,832	33,780	98,923	74,535
Research and development	1,673	2,863	7,417	8,775
Amortization of acquired intangible assets	1,214	1,251	3,467	2,168
Other operating (income)	(368)	-	(707)	-
Total costs & operating expenses	86,929	84,582	260,907	196,317

Operating income	12,499	8,280	33,492	25,783

Interest expense (income), net	14	(58)	11	(612)
Other (income) expense, net	(190)	55	(251)	21

Income before income tax expense	12,675	8,283	33,732	26,374
Income tax expense	4,880	3,314	12,987	11,158

Net income	$7,795	$4,969	$20,745	$15,216

Net income per share:
Basic	$0.19	$0.12	$0.50	$0.38
Diluted	$0.18	$0.12	$0.48	$0.37

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$46,134	$30,405
Accounts receivable, net	69,589	71,383
Prepaid expenses and other current assets	7,843	7,949
Deferred taxes	4,976	8,844
Income tax receivable	3,045	—
Facility held for sale	—	6,900
Total current assets	131,587	125,481

Property and equipment, net of accumulated amortization of $53,096 and $43,946	42,613	28,140
Other assets	5,851	2,538
Long-term receivable	—	3,157
Goodwill	85,752	70,403
Intangible assets, net	20,067	18,574
Purchased capitalized software, net	1,208	1,666
Capitalized software development costs, net	8,015	6,126
Deferred taxes	6,462	6,372
	$301,555	$262,457
Liabilities and Stockholders’ Equity
Current Liabilities:
Current installments of long-term debt	$422	$—
Accounts payable	9,666	4,990
Income taxes payable	9,502	6,194
Capital lease obligations	1,345	1,033
Accrued compensation and benefits	14,998	16,104
Accrued professional and consulting fees	6,330	7,842
Other accrued expenses	22,808	21,038
Purchase accounting restructuring accrual	3,600	3,203
Deferred revenues	11,512	16,379
Total current liabilities	80,183	76,783

Capital lease obligations	2,651	187
Purchase accounting restructuring accrual	4,452	8,627
Deferred rent	1,295	369
Long-term debt, excluding current installments	1,041	—
Other non-current liabilities	3,546	356

Stockholders’ Equity:
Preferred stock, no par value, 15,000,000 shares authorized, none issued	—	—
Common stock, no par value, 150,000,000 shares authorized, 43,881,862 and 43,013,428 shares issued; 41,659,162 and 40,790,728 shares outstanding at September 30, 2004 and December 31, 2003, respectively	111,556	100,448
Retained earnings	118,681	97,936
Deferred compensation	(91)	(56)
Accumulated other comprehensive loss	(883)	(1,317)
Less treasury stock, at cost	(20,876)	(20,876)
Total stockholders’ equity	208,387	176,135
	$301,555	$262,457

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income	$20,745	$15,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,958	14,924
Amortization of deferred compensation, net of forfeitures	149	(40)
Other adjustments for non-cash items	901	608
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	7,424	15,443
Decrease in prepaid expenses and other current assets	926	1,399
Decrease in other assets	786	136
Decrease in accounts payable and accrued expenses	(3,671)	(21,034)
Decrease in purchase accounting restructuring accrual	(5,606)	(6,969)
Increase in income taxes payable	3,907	2,163
Decrease in accrued restructuring charge	—	(260)
Decrease in deferred revenue	(5,505)	(8,968)
Increase in other non-current liabilities	860	288
Net cash provided by operating activities	36,874	12,906

Investing activities:
Sales of short-term investments	—	1,294
Proceeds from sale-leaseback of furniture and equipment	2,162	—
Acquisitions, net of cash acquired	(7,312)	(53,161)
Purchases of property and equipment	(15,083)	(5,038)
Additions to capitalized software development costs	(4,087)	(2,362)
Other, net	—	(50)
Net cash used in investing activities	(24,320)	(59,317)

Financing activities:
Borrowings from line of credit	—	8,000
Repayments of line of credit	—	(8,000)
Repayments of long-term debt	(1,773)	—
Repayments of acquired loan	(624)	—
Payments on capital lease obligations	(829)	(469)
Issuance of common stock	6,249	4,458
Net cash provided by financing activities	3,023	3,989

Effect of foreign exchange rate changes on cash	152	287

Net increase (decrease) in cash and cash equivalents	15,729	(42,135)
Cash and cash equivalents, beginning of period	30,405	68,308

Cash and cash equivalents, end of period	$46,134	$26,173

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  Basis of Presentation

The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (“Dendrite” or the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2004, operating results for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month periods ended September 30, 2004 and 2003.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Over time our business has changed and license revenues have become less material to our total revenues and associated gross margins.  These revenues have consistently been less than 10% since 2001, and we have therefore condensed our revenue presentation on the face of the accompanying statement of operations.

Our interim operating results may not be indicative of operating results for the full year.

Reclassifications. Certain prior period balances have been reclassified to conform to current period presentation.

2.  Stock Based Compensation

The Company has adopted the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  The Company applies Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options granted under the Company’s stock option plans (the “Plans”). Accordingly, compensation cost has been computed for the Plans based on the intrinsic value of the stock option at the date of grant, which represents the difference between the exercise price and the fair value of the Company’s stock. As the exercise price of substantially all stock options granted equaled the fair value of the Company’s stock at the date of option issuance, no compensation cost related to stock options has been recorded in the accompanying consolidated statements of operations. Had compensation cost for the Plans and the employee stock purchase plan been determined consistent with SFAS 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income as reported	$7,795	$4,969	$20,745	$15,216

Add/(Deduct): Deferred compensation amortization, net of forfeitures recognized in accordance with APB 25, net of related tax effects	21	8	92	(24)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(7,836)	(2,091)	(15,484)	(7,349)

Pro forma net income (loss)	$(20)	$2,886	$5,353	$7,843

Earnings per share:
Basic - as reported	$0.19	$0.12	$0.50	$0.38
Basic - pro forma	$0.00	$0.07	$0.13	$0.19

Diluted - as reported	$0.18	$0.12	$0.48	$0.37
Diluted - pro forma	$0.00	$0.07	$0.12	$0.19

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

The fair value for these options were estimated at the date of grant using the Black-Scholes option pricing model based upon the following assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	70.0%	70.0%	70.0%	70.0%
Weighted-average risk-free interest rate	1.3%	3.7%	1.1%	3.7%
Expected life of the option (years)	5.25	5.25	5.25	5.25

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

3.  Net Income Per Share

The following table presents the computation of basic and diluted net income per share for the three and nine month periods ended September 30, 2004 and 2003:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic net income per share computation:
Net income	$7,795	$4,969	$20,745	$15,216
Weighted-average common shares outstanding	41,620	40,442	41,335	40,225
Basic net income per share	$0.19	$0.12	$0.50	$0.38

Diluted net income per share computation:
Net income	$7,795	$4,969	$20,745	$15,216
Diluted common shares outstanding:
Weighted-average common shares outstanding	41,620	40,442	41,335	40,225
Impact of dilutive stock options	1,319	1,417	1,607	865
Diluted common shares outstanding	42,939	41,859	42,942	41,090
Diluted net income per share	$0.18	$0.12	$0.48	$0.37

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

4.  Comprehensive Income

The components of comprehensive income for the three and nine month periods ended September 30, 2004 and 2003, consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income	$7,795	$4,969	$20,745	$15,216
Other comprehensive income:
Foreign currency translation adjustments	236	315	434	402
Comprehensive income	$8,031	$5,284	$21,179	$15,618

5. Acquisitions

Schwarzeck

On July 20, 2004, the Company completed the strategic acquisition of Schwarzeck-Verlag GmbH (“Schwarzeck”).  Schwarzeck was a leading provider of physician databases, direct marketing services and sample fulfillment services to pharmaceutical companies in Germany.  This acquisition accelerated the Company’s expansion in Europe and increases its interactive marketing solutions and services to the German pharmaceutical industry. In connection with the acquisition, the Company restructured the combined operations by eliminating certain former Schwarzeck positions. Schwarzeck’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. The Company has preliminarily allocated the entire purchase price to goodwill.  The assets acquired and liabilities assumed in connection with the Schwarzeck acquisition, the aggregate purchase price and pro forma results of operations are not deemed material to the consolidated financial statements as a whole.

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

The aggregate purchase price for MDM was approximately $9,250 and consisted of approximately $5,700 in cash payments, approximately $3,300 in restricted stock and approximately $250 of legal and professional fees. The Company is in the process of finalizing a third-party valuation of certain intangible assets and therefore the purchase price allocation remains preliminary and subject to adjustment.  The preliminary allocation of purchase price, including the net liabilities acquired of approximately $250, to intangible assets acquired in connection with the MDM acquisition is as follows:

	Weighted-Average Estimated Useful Life (Years)	Acquired Intangible Asset Value
Intangible Assets Subject to Amortization:
Purchased database	3	$1,700
Customer relationship assets	7	690
Other	4	240
Intangible Assets Not Subject to Amortization:
Goodwill	N/A	6,888
		$9,518

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

The aggregate purchase price for Uto Brain was approximately $4,800 (498,270 Yen), including approximately $100 of legal and professional fees.  As of September 30, 2004, the Company paid approximately $2,300 of the purchase price with approximately $2,400 still outstanding and included within Other Accrued Expenses on the September 30, 2004 consolidated balance sheet.  In accordance with the purchase agreement, the outstanding balance is payable as follows: approximately $1,100 by October 31, 2004; approximately $400 on January 5, 2005; and $900 on March 31, 2005. In addition, the Company assumed approximately $3,800 in bank debt and an acquired loan. The Company is in the process of finalizing a third-party valuation of certain intangible assets and therefore the purchase price allocation remains preliminary and subject to adjustment.  The preliminary allocation of purchase price, including net liabilties acquired of approximately $1,100,  to intangible assets acquired in connection with the Uto Brain acquisition is as follows:

	Weighted-Average Estimated Useful Life (Years)	Acquired Intangible Asset Value
Intangible Assets Subject to Amortization:
Customer relationship assets	10	$1,870

Intangible Assets Not Subject to Amortization:
Goodwill	N/A	3,905
Trademarks	N/A	150
		$5,925

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

The pro forma results of operations of the Company as if the Synavant acquisition had occurred as of January 1, 2003 are as follows:

Pro Forma Results for the Nine Months Ended September 30, 2003
Revenues	$287,183
Net income (A)	$404
Basic income per share	$0.01
Diluted income per share	$0.01

(A)      Net income includes approximately $1,300 of historical restructuring charges from Synavant as well as early termination fees related to Synavant’s lines of credit of approximately $1,850.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

6.  Purchase Accounting Restructuring Accrual

In connection with the June 2003 acquisition of Synavant, the Company restructured the combined operations by exiting certain former Synavant facilities and eliminating certain former Synavant positions. During the first quarter of 2004, the Company’s management increased its restructuring accrual by approximately $1,800 due to an adjustment of the total costs to exit certain former Synavant facilities and recorded the corresponding adjustment to Goodwill in the accompanying consolidated balance sheet. During the third quarter of 2004, the Company’s management decreased the restructuring accrual by approximately $200 due to an adjustment to the total anticipated costs to terminate certain former Synavant employees and recorded the corresponding adjustment to goodwill in the consolidated balance sheet. The Company anticipates that the balance related to the termination of employees will be paid during the current year and the remaining accrued restructuring balance related to the facility exit costs will be paid over the life of the facility leases, ending in February 2012.

The liability accrues for expenses to be incurred in exiting certain Synavant facilities, including assumptions related to sublease income which offsets future lease obligations. The underlying subleases are not in place for all facilities and the future placement of subleases, including the timing and terms and conditions of subleases, could be different than the assumptions.

In connection with the July 2004 acquisition of Schwarzeck, the Company restructured the combined operations by eliminating certain former Schwarzeck positions. The Company accrued approximately $250 on July 20, 2004 to complete the restructuring plan.

The activity related to purchase accounting restructuring accruals for the nine month period ended September 30, 2004 is summarized in the table below:

	Purchase			Purchase
	Accounting			Accounting
	Restructuring			Restructuring
	Accrual as of	2004 Year-to-Date	2004 Year-to-Date	Accrual as of
	December 31, 2003	Adjustments	Payments	September 30,
Synavant
Termination payments to employees	$2,378	$(207)	$(2,132)	$39
Facility exit costs	7,187	1,791	(2,464)	6,514
Total Synavant	9,565	1,584	(4,596)	6,553
SAI
Lease termination costs	2,265	—	(1,010)	1,255
Schwarzeck
Termination payments to employees	—	244	—	244
Total	$11,830	$1,828	$(5,606)	$8,052

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

7.  Goodwill and Intangible Assets

The total gross carrying amount and accumulated amortization for intangible assets subject to amortization are as follows:

	Net Intangibles	2004 Year-to-Date Activity			Net Intangibles
	as of			Translation	as of
	December 31, 2003	Additions	Amortization	and Other	September 30, 2004
Purchased capitalized software	$1,666	$—	$(458)	$—	$1,208
Capitalized software development costs	6,126	4,087	(2,198)	—	8,015
Customer relationship assets	6,089	2,560	(979)	(48)	7,622
Backlog	602	—	(386)	—	216
Non-compete covenants	2,560	—	(1,133)	(12)	1,415
Purchased database	2,460	1,700	(478)	—	3,682
Other intangibles	131	240	(107)	(11)	253
Total	$19,634	$8,587	$(5,739)	$(71)	$22,411

The changes in the carrying amount of intangible assets not subject to amortization for the period ended September 30, 2004 are as follows:

				Currency
	Balance as of			Translation	Balance as of
	December 31, 2003	Additions	Deletions	Adjustments	September 30, 2004
Goodwill	$70,403	$16,321	$(852)	$(120)	$85,752
Trademarks	6,732	150	—	(3)	6,879
Total	$77,135	$16,471	$(852)	$(123)	$92,631

The Company conducts its annual impairment testing of goodwill as of October 1 of each year. For the quarter ended September 30, 2004, there were no changes in events or circumstances that would indicate impairment.

Aggregate annual amortization expense of intangible assets (exclusive of future additions) is estimated to be:

Year Ending December 31,
2004	$7,719
2005	6,164
2006	4,821
2007	2,791
2008	1,030
Thereafter	5,625
28,150
Less: Year-to-date amortization expense	(5,739)
Net intangible assets subject to amortization as of September 30, 2004	$22,411

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

8. Line-of-Credit

The Company entered into a line-of-credit agreement (the “Agreement”) as of June 16, 2003, in the amount of $30,000 with JPMorgan Chase Bank that expires on July 1, 2005. The Agreement is available to finance working capital needs and possible future acquisitions. Among other covenants, the Agreement requires the Company to maintain a minimum consolidated net worth, measured quarterly, which is equal to $130,000, plus 50% of net income earned after April 1, 2003, and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. As of September 30, 2004, the Company’s consolidated net worth was $208,387. The Agreement contains certain restrictions on the Company’s ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. On September 24, 2004, the Company entered into an amendment to the Agreement that relaxed certain covenants relating to acquisitions, dispositions of Company assets, indebtedness of foreign subsidiaries of the Company, real estate and capital expenditures in connection with the Company’s move to its new corporate headquarters facility. As of September 30, 2004, the Company was in compliance with all covenants and did not have any amounts outstanding under the line-of-credit.

As of September 30, 2004, the Company had outstanding letters-of-credit of approximately $5,721.

9. Long-Term Debt

In connection with the Uto Brain acquisition, the Company assumed bank debt of approximately $3,200, with a weighted-average interest rate of 2.10%, and acquired a loan of approximately $600 with an interest rate of 1.80%.  As of September 30, 2004, approximately $1,500 of the bank debt related to this transaction was outstanding.  The acquired loan balance was paid in full during the quarter ended March 31, 2004.

As of September 30, 2004, future payments related to the acquired bank debt are as follows:

Year Ending December 31,
2004	$80
2005	390
2006	283
2007	255
2008	91
Thereafter	364
$1,463

10. Income Taxes

The Company’s effective income tax expense rate decreased to 38.5% for the nine months ended September 30, 2004, from 42.3% for the nine months ended September 30, 2003. The primary driver for the change in the effective tax rate was the consolidation of certain international legal entities.  Prior to operational restructuring and legal entity integration, these international legal entities generated losses that could not be benefited.  As a result of the integration, the amount of losses generated that can not be benefited has been significantly reduced.  In connection with the Synavant integration in June 2003, the Company determined which foreign entities would be dissolved and performed a reforecast of projected taxable income by jurisdiction and recognized a full valuation allowance on a net operating loss carryforward for one of its foreign subsidiaries of approximately $608. The effective tax rate for the quarter ended September 30, 2004 was 38.5% compared to 40.0% for the quarter ended September 30, 2003.

During the three months ended June 30, 2004, the Company completed the tax accounting analysis related to the Synavant acquisition.  As a result, the Company increased current deferred tax assets by approximately $4,500, increased income taxes payable approximately $5,800, with the balance increasing goodwill approximately $1,300.

During the three months ended September 30, 2004, the Company completed the tax accounting analysis related to the MDM acquisition.  As a result, the Company decreased current deferred tax assets by approximately $1,100 and recorded the corresponding increase to goodwill.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

11. Capital Leases

                In connection with certain leasing arrangements, the Company entered into a sale-leaseback of furniture and equipment of approximately $2,200 expiring in November 2007.  In addition, the Company also entered into new capital lease arrangements for computer hardware and other equipment of approximately $1,400 expiring through November 2007.  The future minimum rental payments of all capital leases are as follows:

2004	$273
2005	1,543
2006	1,293
2007	1,185
Total	4,294
Less: Amount representing interest	298
Present value of net minimum lease payments	3,996
Less: Current portion of capital lease obligations	1,345
Capital lease obligations, excluding current portion	$2,651

12. Facility Held For Sale

During the three months ended September 30, 2004, the Company decided to move the New Jersey hardware services to the Piscataway, New Jersey facility. Accordingly, the $6,900 carrying value, which approximates the fair market value of the facility, was reclassified to property and equipment in the consolidated balance sheet as of September 30, 2004.

13. Deferred Compensation Plan

The Company has supplemental deferred compensation arrangements for the benefit of certain officers, directors and certain key executives. These arrangements are primarily funded by life insurance contracts, which have been purchased by the Company. The arrangements permit the participants to diversify their investments. The value of the assets held, managed and invested, pursuant to the agreements was approximately $3,000 as of September 30, 2004 and is included in Other Assets in the accompanying consolidated balance sheet. The corresponding deferred compensation liability of $3,500 as of September 30, 2004 is recorded at the fair market value of the assets held in a rabbi trust and adjusted to reflect the fair value of the amount owed to certain officers, directors and certain key executives and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheet.

14. Common Stock

The following table rolls forward the balance of common stock from December 31, 2003 to September 30, 2004:

	Balance as of December 31, 2003	Issuance of Common Stock (1)	MDM Acquisition	Tax Benefit of Stock Option Exercises	Other	Balance as of September 30, 2004
Common Stock	$100,448	6,249	3,317	1,358	184	$111,556

(1)  Includes issuance of common stock through employee stock purchase plan as well as stock option exercises.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

15.  Enterprise-Wide Data

Information about Major Customers:

For the three month periods ended September 30, 2004 and 2003, the Company derived approximately 28% and 31% of its revenues from its largest customer, respectively. For the nine month periods ended September 30, 2004 and 2003, the Company derived approximately 27% and 39% of its revenues from its largest customer, respectively.

Information about Products and Services:

Due to the growth in the Company’s strategic product and service offerings, largely built through recent acquisitions, the Company has expanded its revenue categories into sales support, marketing support and shipping.  These categories are reflective of how service offerings are marketed to and viewed by customers. They are not reflective of the way the business is managed.  Company operating costs are not broken out for these categories on a global basis, as they are not viewed as necessary to the management of the business globally. Based upon all of these factors, while these categories are useful in understanding the Company’s operating results, the Company’s only operating segments for disclosure purposes under Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosure About Segments of an Enterprise and Related Information,” are geographic areas, as presented in footnote 15 to our consolidated financial statements.  The following is a summary of our revenue categories:

Sales Support revenue includes product and sales support services of the traditional Dendrite business.  All of these products and services are used by, or provided to, the sales force of our customers.

Marketing Support revenue includes our product and service offerings that are not geared toward the client sales force and primarily consists of offerings acquired in our business combinations over the past few years.  The primary components of marketing support revenue include interactive marketing, data, consulting and clinical.

Shipping revenues are disclosed separately as they are pass-through costs that bear little to no margin, and are required to be included in revenues and costs based upon Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.”  These billable shipping transactions are primarily related to our interactive marketing activities.

The following table presents revenues by category for the three and nine month periods ended September 30, 2004 and 2003.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Services & Technology:

Sales support	$71,629	$71,593	$214,673	$187,723
Marketing support	23,834	18,122	67,847	30,280

Shipping	3,965	3,147	11,879	4,097
Total revenues	$99,428	$92,862	$294,399	$222,100

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

Information about Geographic Areas:

The Company is organized by geographic location and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
United States	$60,992	$65,198	$185,197	$167,999
Europe	25,168	18,658	69,991	32,273
All other	13,268	9,006	39,211	21,828
	$99,428	$92,862	$294,399	$222,100

The table above allocates license revenues on a legal basis. On a legal basis, license revenues have been allocated using the geographic location where the intellectual property is owned.

                The following table presents long-lived assets by geographic area:

	As of September 30, 2004	As of December 31, 2003
Long-lived assets:
United States	$143,098	$118,555
Europe	6,576	4,436
All other	7,981	1,918
	$157,655	$124,909

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

EXECUTIVE OVERVIEW

We provide a broad array of solutions worldwide that enable pharmaceutical and other life science companies to strategically optimize their sales, marketing and clinical resources. Our strategy is to continue to diversify and expand our solutions portfolio, customer base and geographic reach by leveraging our extensive knowledge and deep relationships with the pharmaceutical and life sciences industries. We have and will continue to rely on both internal growth and acquisitions to meet our growth objectives.

Our acquisition of Synavant Inc. (“Synavant”) in 2003 diversified and expanded our solutions portfolio, particularly as it relates to the pharmaceutical marketing channel, by adding interactive marketing services in the U.S. and abroad, as well as new data and services solutions in Europe. In January 2004, we further broadened and enhanced our product and service portfolio in the Japanese pharmaceutical industry and extended our leadership position in Japan with our acquisition of Uto Brain Co. Ltd. (“Uto Brain”). In April 2004, we acquired the Medical Data Management group of companies (“MDM”), increasing our ability to provide leading solutions that drive promotional and sales effectiveness in Central and Eastern Europe. We believe these acquisitions complement our existing business operations by enhancing our solutions portfolio and increasing our access to new customers and markets.

We have expanded both our portfolio of solutions and customer base and believe that this combination presents significant opportunity for future growth.  We have also committed to investing in key initiatives to help drive future growth.  We believe increased investments in marketing and sales resources and programs will help us more effectively sell and market the diversity of solutions we now offer.  Our future growth is dependent on our ability to further penetrate the markets in which we operate and increase the adoption rate of our expanded portfolio of solutions.

We evaluate our performance based upon a number of operating metrics. Chief among these metrics are revenues, operating margins, diluted net income per share, operating cash flow and days sales outstanding. In the third quarter of 2004, we saw the continued execution of our strategy yield growth in revenues, operating margins and diluted net income per share versus the same period of 2003. We also continued to exhibit strong cash generation attributes, improving days sales outstanding from year end and generating strong positive operating cash flow even as we continued to pay some of the remaining liabilities associated with our acquisitions. In addition, seasonality has become a factor in certain lines of our business due to our international growth from our 2003 and 2004 acquisitions.

Due to the growth in our strategic product and service offerings, largely built through our recent acquisitions, we have expanded our revenue categories into Sales Support, Marketing Support and Shipping. These categories are reflective of how our service offerings are marketed to and viewed by our customers.  They are not reflective of the way we manage our business. Our operating costs are not broken out for these categories on a global basis, as they are not viewed as necessary in the management of our global business. Based upon all of these factors, while these categories are useful in understanding our operating results, our only operating segments for disclosure purposes under the Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosure About Segments of an Enterprise and Related Information,” are geographic areas, as presented in footnote 15 to our consolidated financial statements.  The following is a summary of our revenue categories:

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

Sales Support revenue includes product and sales support services of the traditional Dendrite business.  All of these products and services are used by, or provided to, the sales force of our customers and sales management.

Marketing Support revenue includes our product and service offerings that are not geared toward the client sales force and primarily consists of offerings acquired in our business combinations over the past few years.  The primary components of marketing revenue include interactive marketing, data, consulting and clinical.

Shipping revenues are disclosed separately as they are pass-through costs that bear little to no margin, and are required to be included in revenues and costs based upon Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.”  These billable shipping transactions are primarily related to our interactive marketing activities.

For MD&A purposes, license revenues have been allocated to the geographic location of the customer.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

There have been no material changes to our critical accounting policies, judgments and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2003.

MERGERS AND ACQUISITIONS

We regularly evaluate opportunities to acquire products or businesses that represent strategic enhancements to our operations. Such acquisition opportunities, if they arise, may involve the use of cash, equity or debt instruments.

Schwarzeck

On July 20, 2004, we completed our strategic acquisition of Schwarzeck-Verlag GmbH (“Schwarzeck”).  Schwarzeck was a leading provider of physician databases, direct marketing services and sample fulfillment services to pharmaceutical companies in Germany.  This acquisition accelerated our expansion in Europe and extends our interactive marketing solutions and services to the German pharmaceutical industry.  In connection with the acquisition, we restructured our combined operations by eliminating certain former Schwarzeck positions. We have preliminarily allocated the entire purchase price to goodwill.  Schwarzeck’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. The assets acquired and liabilities assumed in connection with the Schwarzeck acquisition, the aggregate purchase price and pro forma results of operations are not deemed material to the consolidated financial statements as a whole.

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

The aggregate purchase price for MDM was approximately $9,250 and consisted of approximately $5,700 in cash payments, approximately $3,300 in restricted stock and approximately $250 in legal and professional fees. We are in the process of finalizing a third-party valuation of certain intangible assets and therefore the purchase price allocation, including the net liabilities acquired,   remains preliminary and subject to adjustment.

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

The aggregate purchase price for Uto Brain was approximately $4,800 (498,270 Yen), including approximately $100 of legal and professional fees.  As of September 30, 2004, we paid approximately $2,300 of the purchase price with approximately $2,400 still outstanding and included within Other Accrued Expenses on the September 30, 2004 consolidated balance sheet.  In accordance with the purchase agreement, the outstanding balance is payable as follows: approximately $1,100 by October 31, 2004; approximately $400 on January 5, 2005; and $900 on March 31, 2005. In addition, we assumed approximately $3,800 in bank debt and an acquired loan. We are in the process of finalizing a third-party valuation of certain intangible assets and therefore the purchase price allocation, including the net liabilities acquired, remains preliminary and subject to adjustment.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

Synavant

On June 16, 2003, we completed our acquisition of Synavant. Synavant provided a broad range of knowledge-based services to pharmaceutical and other life science companies around the world. Its comprehensive global solutions included pharmaceutical customer relationship management (“CRM”) applications, interactive marketing, server and database management, dedicated local help-line support, training, telemarketing, sample management and product recall services. Synavant was headquartered in Atlanta, Georgia, and had offices in 21 countries. We believe that combining Synavant’s resources with our existing resources creates a more comprehensive information, software and services company dedicated to the global life sciences industry, and further enhances our ability to provide market leading solutions to the sales, marketing and clinical functions of pharmaceutical and other life science companies. Synavant’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Synavant was approximately $55,100, including consideration paid for the common stock and approximately $3,400 of legal and professional fees incurred in connection with the transaction.

In connection with the June 2003 acquisition of Synavant, we restructured the combined operations by exiting certain former Synavant facilities and eliminating certain former Synavant positions.  During the first quarter of 2004, our management increased its restructuring accrual estimate by approximately $1,800 due to an adjustment of the total costs to exit certain former Synavant facilities and recorded the corresponding adjustment to goodwill in the accompanying consolidated balance sheet. During the third quarter of 2004, the Company’s management decreased the restructuring accrual by approximately $200 due to an adjustment to the total anticipated costs to terminate certain former Synavant employees and recorded the corresponding adjustment to goodwill in the consolidated balance sheet. Management believes the accrued liability as of September 30, 2004 will be adequate to cover the costs incurred related to the restructuring.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES

	THREE MONTHS ENDED SEPTEMBER 30,		$ Increase /	% Increase /	2004% of Total	2003% of Total
	2004	2003	(Decrease)	(Decrease)	Revenue	Revenue
Services & Technology:
Sales support	$71,629	$71,593	$36	0%	72%	77%
Marketing support	23,834	18,122	5,712	32%	24%	20%
Shipping	3,965	3,147	818	26%	4%	3%
Total Revenues	$99,428	$92,862	$6,566	7%	100%	100%

Total revenues increased by 7% for the three months ended September 30, 2004 compared with the same period in 2003.   Our international revenues were $40,278, or approximately 40% of total revenues in the quarter, and increased by 44% over 2003, due to a combination of factors including our recent acquisitions, foreign currency impact and organic growth.  Total revenues in the United States decreased by 9% from the three months ended September 30, 2003, and were $59,150, or approximately 60% of total revenues.  This decrease in the United States was primarily due to two large client system rollouts in the prior year, which did not repeat during the three months ended September 30, 2004, and delayed decision making by clients that are engaged in complex merger, restructuring or cost containment initiatives.  As a result of our recent acquisitions, our business is now subject to a higher level of seasonal fluctuation than we have experienced in the past.  Specifically, our European business and interactive marketing business in the United States experienced a seasonal slowdown during the summer months.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

Sales Support

Sales support revenues were $71,629 and accounted for approximately 72% of total revenues during the three months ended September 30, 2004, and were relatively flat compared with the same period in 2003.  Sales support services in the United States decreased by 10%, primarily in the areas of training and software implementation revenues.  These decreases were primarily due to two large client system rollouts in the prior year, which did not repeat during the three months ended September 30, 2004, and delayed decision making relating to several of our clients that are engaged in complex merger, restructuring or cost containment initiatives.  The decrease in the United States sales support service revenues was offset by an increase in sales support license revenue of $1,908, or 71%, to $4,604 and an increase in international sales support service revenues of 18% versus the three months ended September 30, 2003.  The increase in sales support license  revenue was primarily related to sales of new user licenses and upgrades from our existing customers in our international business, while the increase in international sales support service revenues related primarily to increased software implementation services.

Marketing Support

Marketing Support revenues were $23,834 and accounted for approximately 24% of total revenues during the three months ended September 30, 2004, and increased by approximately 32% compared with the same period in 2003.  This increase was due to our international marketing support business, which increased by 74% over the prior year, including 84% growth in our international interactive marketing services, 54% growth in our international consulting services, 31% growth in international data revenues and the addition of contract sales services from our recent acquisition of MDM.  This international growth was primarily driven by our recent acquisitions. These increases were partially offset by flat growth in our U.S. marketing support revenues for the three month period ended September 30, 2004, and a greater than anticipated seasonal slowdown.

Shipping

Shipping revenues accounted for approximately 4% of total revenues during the three months ended September 30, 2004, and increased by approximately 26% compared with the same period in 2003.  Shipping revenues contribute little to no margin, and increased primarily as a result of higher pass-through shipping costs related to the growth in our international interactive marketing business.

OPERATING COSTS & EXPENSES

	THREE MONTHS ENDED SEPTEMBER 30,		$ Increase /	% Increase /	2004% of Total	2003% of Total
	2004	2003	(Decrease)	(Decrease)	Revenue	Revenue
Operating Costs & Expenses:
Operating costs (including shipping)	$51,578	$46,688	$4,890	10%	52%	50%
Selling, general and administrative	32,832	33,780	(948)	-3%	33%	36%
Research and development	1,673	2,863	(1,190)	-42%	2%	3%
Amortization of acquired intangible assets	1,214	1,251	(37)	-3%	1%	1%
Other operating (income)	(368)	-	(368)	NM	0%	0%
Total costs & operating expenses	$86,929	$84,582	$2,347	3%	88%	91%

OPERATING COSTS (including shipping)

Operating costs increased 10% for the three months ended September 30, 2004 compared with the same period in 2003.  This increase was due to higher costs from our current year acquisitions, higher postage costs as well as costs associated with low gross margin revenues.  We did obtain minimal savings related to our offshore initiative in excess of our significant set-up costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

SG&A expenses decreased 3% for the three months ended September 30, 2004 compared with the same period in 2003. This decrease reflects lower bonus expense and employee benefit related costs, and lower severance costs related to the Synavant acquisition partially offset by higher costs related to the three acquisitions completed this year.  As a percentage of revenues, SG&A decreased to 33% for the three months ended September 30, 2004, down from 36% compared with the same period in 2003.  We have and will continue to invest in sales and marketing initiatives in order to drive our top-line growth while continuing to focus on cost containment measures.  In addition, we were able to minimize the cost of several facility moves around the world and repurpose other facilities, which offset the incremental costs we incurred as we transitioned to our new headquarters in New Jersey and a new facility in the United Kingdom.  We anticipate a slight increase in SG&A during the fourth quarter of 2004 as a result of our efforts to satisfy all SEC 404 review, testing and attestation requirements effective for 2004.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

RESEARCH AND DEVELOPMENT (R&D)

R&D expenses decreased 42% for the three months ended September 30, 2004 compared with the same period in 2003.  As a percentage of revenues, R&D expenses decreased to 2% for the three months ended September 30, 2004 from 3% compared with the same period in 2003, due to the costs that have moved off-shore and a substantially higher software capitalization rate.  The Company capitalized more costs in the three months ended September 30, 2004 than in previous quarters due to the development for the release of its next generation CRM solution, expected to be released in 2005.  We expect our capitalization rates for the remainder of 2004 to be higher than our prior year’s capitalization rates.

OTHER OPERATING (INCOME)

We received insurance proceeds related to the recovery of costs of certain previous losses in the three month period ended September 30, 2004.

PROVISION FOR INCOME TAXES

Our income tax expense rate decreased to 38.5% for the three months ended September 30, 2004 from 40% compared with the same period in 2003. The primary driver for the change in the effective tax rate was the consolidation of certain international legal entities.  Prior to operational restructuring and legal entity integration, these international legal entities generated losses that could not be benefited.  As a result of the integration, the amount of losses generated that can not be benefited has been significantly reduced.

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

REVENUES

	NINE MONTHS ENDED SEPTEMBER 30,		$ Increase /	% Increase /	2004% of Total	2003% of Total
	2004	2003	(Decrease)	(Decrease)	Revenue	Revenue
Services & Technology:
Sales support	$214,673	$187,723	$26,950	14%	73%	85%
Marketing support	67,847	30,280	37,567	124%	23%	14%
Shipping	11,879	4,097	7,782	190%	4%	2%
Total Revenues	$294,399	$222,100	$72,299	33%	100%	100%

Total revenues increased by 33% for the nine months ended September 30, 2004 compared with the same period in 2003.   Our international revenues were $113,615, or approximately 40% of total revenues in the nine months ended September 30, 2004 versus $57,365 or 26% of total revenue in the 2003 period, and increased by 98% versus the nine months ended September 30, 2003.  Total revenues in the United States were $180,784 or approximately 60% of total revenues and increased by 10% from the nine months ended September 30, 2003.  The increase in revenues is primarily due to a full nine month period of revenues in 2004 compared with the revenues from the June 16, 2003 acquisition of Synavant as well as revenues from the current year acquisitions of Uto Brain, MDM and Schwarzeck.

Sales Support

Sales Support revenues were $214,673 and accounted for approximately 73% of total revenues during the nine months ended September 30, 2004, and increased by 14% and compared with the same period in 2003.  Sales support license revenue increased by $2,370, or 30%, to 10,381 over the prior year, due to a higher level of international licensing activity.  Sales support services in the United States increased by approximately 1%, and included an increase in our ongoing support services with off-setting decreases in one-time services related to client software roll-outs.  International sales support service revenues increased by 57% versus the nine months ended September 30, 2003, primarily due to our recent acquisitions.

Marketing Support

Marketing Support revenues were $67,847 and accounted for approximately 23% of total revenues during the nine months ended September 30, 2004, and increased by approximately 124% compared with the same period in 2003.  The total growth in our worldwide marketing support revenues was primarily driven by our 2004 and 2003 acquisitions. Our international marketing support business increased by more than 225% over the prior year, including almost 300% growth in our international interactive marketing services, 69% growth in our international consulting services, 200% growth in international data revenues and the addition of contract sales services from our acquisition of MDM.  In the United States, marketing support revenues increased by 62% compared with the nine months ended September 30, 2003.  This increase in the United States was comprised of greater than 100% growth in our interactive marketing services, 25% growth in our clinical services, 69% growth in our consulting services and 30% growth in domestic data revenues.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

Shipping

Shipping revenues accounted for approximately 4% of total revenues during the nine months ended September 30, 2004, and increased approximately 190% compared with the same period in 2003.  Shipping revenues contribute little to no margin, and result from pass-through shipping costs associated with our international interactive marketing business.  The interactive marketing business was originated in connection with our June 2003 acquisition of Synavant, and has been further expanded through our other recent acquisitions.

OPERATING COSTS AND EXPENSES.

	NINE MONTHS ENDED SEPTEMBER 30,		$ Increase /	% Increase /	2004% of Total	2003% of Total
	2004	2003	(Decrease)	(Decrease)	Revenue	Revenue
Operating costs (including shipping)	$151,807	$110,839	$40,968	37%	52%	50%
Selling, general and administrative	98,923	74,535	24,388	33%	34%	34%
Research and development	7,417	8,775	(1,358)	-15%	3%	4%
Amortization of acquired intangible assets	3,467	2,168	1,299	60%	1%	1%
Other operating (income)	(707)	-	(707)	NM	0%	0%
Total costs & operating expenses	$260,907	$196,317	64,590	33%	89%	88%

OPERATING COST (including Shipping)

Operating costs increased 37% for the nine months ended September 30, 2004 compared with the same period in 2003.  The primary driver of the increase was our acquisition of Synavant.  In addition, we had additional costs associated with the recent acquisitions of Uto Brain, MDM and Schwarzeck, the ongoing implementation of our offshore initiative and increased pass-through postage costs for the nine months ended September 30, 2004, compared with the same period in 2003.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

SG&A expenses increased 33% for the nine months ended September 30, 2004, compared with the same period in 2003. This increase reflects the additional costs related to our recent acquisitions, primarily Synavant.  As a percentage of revenues, SG&A was flat at 34% for the nine months ended September 30, 2004, compared with the same period in 2003.  We have and will continue to invest in sales and marketing initiatives in order to drive our top-line growth while continuing to focus on cost containment measures.

RESEARCH AND DEVELOPMENT (R&D)

R&D expenses decreased 15% for the nine months ended September 30, 2004 compared with the same period in 2003. As a percentage of revenues, R&D expenses decreased to 3% for the nine months ended September 30, 2004, from 4% compared with the same period in 2003. This decrease was due to the expansion of revenue in marketing support areas, which is not dependent on R&D spending, as well as a higher software capitalization rate.  In addition, we capitalized more costs in the nine months ended September 30, 2004 than in comparable prior periods due to the development for the release of our next generation CRM solution, expected to be released in 2005.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS

Amortization of acquired intangible assets increased 60% compared with the same period in 2003.  The increase reflects a full year of amortization of assets acquired in connection with our June 2003 Synavant acquisition and the current years amortization of assets acquired in connection with our Uto Brain and MDM acquisitions.

OTHER OPERATING (INCOME)

We received insurance proceeds related to the recovery of costs of certain previous losses in the nine month period ended  September 30, 2004.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

PROVISION FOR INCOME TAXES

 Our effective income tax expense rate decreased to 38.5% for the nine months ended September 30, 2004 from 42.3% compared with the same period in 2003. The primary driver for the change in the effective tax rate was the consolidation of certain international legal entities.  Prior to operational restructuring and legal entity integration, these international legal entities generated losses that could not be benefited.  As a result of the integration, the amount of losses generated that can not be benefited has been significantly reduced.  In connection with the Synavant integration in June 2003, we determined which foreign entities would be dissolved and performed a reforecast of projected taxable income by jurisdiction and recognized a full valuation allowance on a net operating loss carryforward for one of its foreign subsidiaries of approximately $608.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, working capital was $51,204 compared to $48,698 as of December 31, 2003. Cash and cash equivalents were $46,134 as of September 30, 2004, compared to $30,405 as of December 31, 2003. These increases were primarily attributable to the cash generated by operating activities partially offset by payments made in connection with our recent 2004 and 2003 acquisitions as well as higher capital expenditures related to our new corporate headquarters.

We finance our business primarily through cash generated by operations. Net cash provided by operating activities was $36,874 and $12,906 for the nine month periods ended September 30, 2004 and 2003, respectively.  This increase was primarily related to actions taken in the prior period to significantly reduce the liabilities assumed in connection with the acquisition of Synavant.  Payments of these assumed liabilities were $22,866 in the nine months ended September 30, 2003.  We also generated operating cash from our considerable growth in net income adjusted for changes in assets and liabilities, net of effects from acquisitions for the nine months ended September 30, 2004 compared with the same prior period.  These increases in operating cash flow were partially offset by lower accounts receivable collections for the nine months ended September 30, 2004 compared with the same prior period.  Our accounts receivable days sales outstanding increased slightly to 63 days for the quarter ended September 30, 2004 from 62 days as of September 30, 2003.

Cash used in investing activities was $24,320 for the nine months ended September 30, 2004, and includes payments for the MDM, Uto Brain and Schwarzeck acquisitions as well as increased purchases of property and equipment due to the ongoing relocation of our corporate headquarters offset by proceeds from the sale leaseback of furniture and equipment in the three months ended September 30, 2004.  Cash used in investing activities was $59,317 for the nine months ended September 30, 2003, and was primarily attributable to the payments made related to the Synavant acquisition.

As anticipated, purchases of property and equipment increased for the nine months ended September 30, 2004 versus the comparable prior year period. The increase is primarily due to the capital requirements of the new corporate headquarters and the need to adjust going-forward capital requirements for a larger combined Company reflecting the acquisition of Synavant. We expect capital spending in the range of approximately $3,000 to $5,000 to support the infrastructure expansion as well as capital expenditures for our new corporate headquarters relocation for the remainder of 2004. We review our capital expenditure program periodically and adjust it as required to meet current needs. An agreement to sell the facility in Piscataway, New Jersey, was terminated during the quarter ended June 30, 2004.  During the three months ended September 30, 2004, we decided to move our New Jersey hardware services to this facility. Accordingly, the $6,900 carrying value, which approximates the fair market value of the facility, has been reclassified to property and equipment in the consolidated balance sheet as of September 30, 2004.

Cash provided by financing activities was $3,023 for the nine months ended September 30, 2004, compared to $3,989 for the nine months ended September 30, 2003. The decrease of $966 was primarily attributable to the repayments of long-term debt and loans acquired in connection with the Uto Brain acquisition partially offset by an increase in proceeds from stock option exercises.

We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise and are successfully completed, may involve the use of cash, equity or debt instruments. We believe that available funds, anticipated cash flows from operations and the availability of our revolving line of credit will satisfy our current projected working capital and capital expenditure requirements, exclusive of cash required for possible future acquisitions of businesses, products and technologies, during the next twelve to eighteen months. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. Our ability to generate future cash flows depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the pharmaceutical industry and to general economic, political, financial, competitive and regulatory factors beyond our control.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

Contractual Obligations and Commitments

We entered into a credit agreement (the “Agreement”) as of June 16, 2003, in the amount of $30,000 with JPMorgan Chase Bank that expires on July 1, 2005. The Agreement is available to finance working capital needs and possible future acquisitions. Among other covenants, the agreement requires us to maintain a minimum consolidated net worth, measured quarterly, which is equal to $130,000, plus 50% of net income earned after April 1, 2003 and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. As of September 30, 2004, our consolidated net worth was $208,387.  The Agreement contains certain restrictions on our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. On September 24, 2004, we entered into an amendment to the Agreement that relaxed certain covenants relating to acquisitions, dispositions of our assets, indebtedness of our foreign subsidiaries, real estate and capital expenditures in connection with our move to the new corporate headquarters facility. As of September 30, 2004, there were no borrowings outstanding under the Agreement and we were in compliance with all covenants.

In connection with the Uto Brain acquisition, we assumed bank debt of approximately $3,200, with a weighted-average interest rate of 2.10% and acquired a loan of approximately $600, with an interest rate of 1.80%.  As of September 30, 2004, approximately $1,500 of the bank debt related to this transaction was outstanding.

Our principal commitments at September 30, 2004 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2004	2005	2006	2007	2008	Thereafter
Capital leases	$4,294	$273	$1,543	$1,293	$1,185	$-	$-
Corporate headquarters	1,834	1,834	-	-	-	-	-
Minimum guarantees	1,079	582	497	-	-	-	-
Uto Brain purchase price	2,423	1,077	1,346	-	-	-	-
Long-term debt	1,598	111	417	303	269	104	394
Operating leases(1)	98,387	4,174	15,846	12,981	11,838	9,621	43,927
Total	$109,615	$8,051	$19,649	$14,577	$13,292	$9,725	$44,321

(1) Operating lease amounts disclosed above include $14,183 of future operating lease costs, excluding estimated future sublease income, accrued for in the purchase accounting restructuring accruals related to the Synavant and SAI acquisitions.

As of September 30, 2004, letters-of-credit for approximately $5,721 were outstanding.

We have an agreement with a venture capital fund with a commitment to contribute $1,000 to the fund, callable at the discretion of the general partner in $100 increments. As of September 30, 2004, $600 of the commitment remains. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners. This asset is recorded within Other Assets in the accompanying September 30, 2004 and December 31, 2003 consolidated balance sheets.

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

• U.S. and international governmental regulations mandating price controls;

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

WE FACE RISKS ASSOCIATED WITH OUR ACQUISITIONS

Our business may be materially and adversely affected as a result of the significant risks associated with our acquisitions, including our recent acquisitions of Synavant, SAI, Uto Brain, the MDM group of companies and Schwarzeck. As part of our business strategy, we have acquired, and in the future may acquire, businesses that offer complementary products, services or technologies. These acquisitions are accompanied by substantial risks, including:

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

While to date we have had success integrating acquired entities into our operations, we cannot guarantee that we will successfully integrate these new businesses into our operations or achieve any expected cost synergies.

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

• potential delays in recognizing revenue from license and other transactions;

• seasonal variations in operating results, including the increased seasonality associated with our international growth; and

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

DIFFICULTIES IN SUBLEASING OR OTHERWISE DISPOSING OF CERTAIN OF OUR FACILITIES MAY NEGATIVELY IMPACT UPON OUR EARNINGS

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

WE FACE RISKS IN CONNECTION WITH IMPLEMENTING THE REQUIREMENTS OF SECTION 404 OF THE SARBANES OXLEY ACT

We are in the process of evaluating our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. While we currently believe we will be able to satisfactorily implement the requirements relating to internal controls of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations or the results of the required testing and required attestation report by us and also by our registered independent public accounting firm.  If we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ.  Any such actions could have a material adverse affect our financial results and the price of our common stock.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits

10.31          New Hire Option Grant Authorization — Updated Appendix

10.41          Form of Indemnification Agreement

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

Date: November 8, 2004

By:	/s/ John E. Bailye
John E. Bailye,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kathleen E. Donovan
Kathleen E. Donovan,
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Description

10.31	New Hire Option Grant Authorization — Updated Appendix.

10.41	Form of Indemnification Agreement

31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a).

32

Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company and Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company.