Form 10-K
period 2004-12-31
DENDRITE INTERNATIONAL INC
filed 2005-03-16
CIK 880321

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

Commission file number 001-16379

Dendrite International, Inc.
(Exact Name of Registrant as Specified in Its Charter)

New Jersey (State or Other Jurisdiction of Incorporation or Organization)	22-2786386 (I.R.S. Employer Identification No.)
1405/1425 Route 206 South Bedminster, NJ 07921 (Address of Principal Executive Offices)
(908) 443-2000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). /x/

        The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2004 was $712,784,000 based upon the June 30, 2004, closing price of $18.58 per share.

        The number of shares of common stock outstanding as of March 4, 2005 was 42,514,986.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

Note:
Dendrite, First Source Sales Applications, First Source Sales Support, First Source Sample, First Source Compliance, First Source Integrated Marketing, First Source Trial Services, Mobile Intelligence and other Dendrite product and service names mentioned herein are trademarks or registered trademarks of Dendrite in the United States and in several other countries world-wide. All other product and service names referred to in this document are the trademarks of their respective owners.

PART I

ITEM 1. Business

General

        Dendrite International, Inc. (collectively, with its subsidiaries, the "Company," "Dendrite," "we," and "our") was incorporated in 1987 with a mission to improve sales and marketing productivity for pharmaceutical and other life sciences companies. Through organic growth and strategic acquisitions, Dendrite has consistently broadened its offerings to include a wide range of pharmaceutical and life science sales, marketing, clinical and compliance solutions.

        Dendrite leverages its extensive knowledge of the pharmaceutical industry's complex and unique selling process to deliver valuable solutions that address today's business issues. Today, Dendrite's solutions are used across 50 countries. Dendrite's customers include the world's top 20 pharmaceutical companies. With our flexible solutions and global reach, we are able to offer our customers a common technology, service, and account management approach, which provides the benefit of consistent performance and delivery. Our core competencies include the ability to design, develop and implement industry-specific software solutions, and on-going services, such as help desk, hardware support, and inventory management. Competencies also include the ability to quickly and reliably reach thousands of physicians and other healthcare professionals with promotional and drug safety information as well as drug samples and promotional material through a suite of well-branded delivery programs. The ability to tie software with other highly valuable services together is difficult to replicate and sets us apart from the competition.

        From clinical trial services to drug sample distribution, from field support services and sales automation technology to regulatory compliance, Dendrite helps pharmaceutical and life sciences companies maximize the effectiveness of their sales, marketing and clinical resources.

Dendrite Solutions

        Dendrite provides sophisticated solutions to support all stages of the pharmaceutical product life cycle. These solutions enable pharmaceutical companies to bring products to market more safely and rapidly, to understand the behavior and needs of their customers, and to conduct highly targeted promotional marketing campaigns. Dendrite strives to be the first source for life science companies seeking expert, integrated global solutions to enhance the effectiveness of sales, marketing, and clinical trial programs. Our solutions are grouped into four categories:

I.     Sales Solutions

        To effectively manage relationships with customers, pharmaceutical and life sciences companies must be able to tailor their messages and approach to their individual needs and behavior. Dendrite's Sales Solutions are designed to enable companies to seamlessly manage customer information, segment customers, and gain the strategic insights required to execute coordinated, targeted and effective business initiatives. The full suite of solutions Dendrite offers in this category includes:

1 a.  First Source Sales Applications™

        In order to maximize promotional effectiveness in an environment where time with the doctor is decreasing and competition is increasing, field sales representatives need state-of-the-art tools and information that allows them to achieve their ultimate objective—customer intimacy. First Source Sales Applications is a comprehensive, field-based software suite that helps pharmaceutical and other life sciences companies manage all aspects of sales force activities.

  •
  Mobile Intelligence™.  Mobile Intelligence is the next generation successor to WebForce™, Dendrite's flagship Sales Force Effectiveness software. Mobile Intelligence is based on a human-centered design approach, which improves the usability of software by creating an intuitive user interface that maps directly to the daily workflow of sales representatives, yielding more efficient and effective detailing interactions with prescribers. Mobile Intelligence features a Microsoft's Net architecture and Tibco's Enterprise Integration Solutions, which provide an open, extensible and configurable platform that can be integrated across the enterprise.

  •
  Analyzer™.  The next generation successor to ForceAnalyzer™, Analyzer is a flexible, easy-to-use data analysis tool that standardizes the decision support and reporting processes for all levels of a pharmaceutical sales organization.

  •
  Organization Manager®.  The next generation successor to ForceAdministrator, Organization Manager is an interactive territory-management and database-monitoring tool that enables pharmaceutical companies to align sales representatives to the right customer at the right time with the right product.

  •
  Application Integration Server and Xtelligent.  Enables Dendrite customers to integrate Dendrite applications within their own environment, supporting the reuse of existing infrastructure investments and strategies. Utilizing universal integration technologies (XML, Web Services), the Application Integration Server is the integration hub for all of Dendrite's First Source Sales Applications suite.

  •
  Configuration Tools.  A comprehensive user interface enabling complete management over Dendrite's First Source Sales Applications.

  •
  WebForce™.  A comprehensive suite of sales force effectiveness tools used for managing sales territories that includes data sharing, analysis and interfacing capabilities. WebForce serves as the basis of the Customer Relationship Management ("CRM") environment for small, medium, and large-size national and multinational pharmaceutical companies. With country-specific functionality, the WebForce product suite offers a common architecture with interfaces that can be configured to support software solutions for various pharmaceutical user markets.

  •
  WebForceMedSurg™.  This suite of products uses the same architecture and functionality as the WebForce suite to satisfy the unique needs of medical device and surgical sales forces. WebForceMedSurg provides sales forces with a robust set of CRM functionalities and capabilities that are accessible from pocket PCs, handheld devices, tablets, laptops or desktops. The WebForceMedSurg suite consists of three core applications (ForceMedSurg™, ForceMobileMedSurg™ and ForceAnalyzerMedSurg™) for sales and marketing units within medical device and surgical companies.

  •
  WebForceCG™.  This comprehensive product suite is a tool designed to help consumer goods companies effectively manage objective-driven, bi-directional communication among head office, sales management, and remote field sales forces. WebForceCG facilitates effective product promotions, management objectives, event activities, and funds management. Simultaneously, it provides sales forces with a single, centralized location from which to access product information, enter orders, report shelf conditions, evaluate competitors, record and catalogue client and prospect data, and access customer and account databases. The WebForceCG suite consists of three core applications (ForceCG™, ForceMobileCG™ and ForceAnalyzerCG™) for sales and marketing units within traditional consumer goods companies, over-the-counter/consumer health care units and generic pharmaceutical divisions.

  •
  j-force™.  This software solution suite is specifically developed for the Asian hospital-driven pharmaceutical market. j-force™ offers multiple components, such as: j-forceNET, a sales channel management solution; j-forceMOBILE™, a PDA-based sales solution; and

    j-forceANALYZER™, a business intelligence tool. For head office personnel, Dendrite also features its j-centre™ solution suite. It features: j-centreSITEWATCH®, for monitoring clinical trial progress; j-centreMARKETER® and j-centreOPTIMIZER®, solutions designed for accurate customer segmentation and targeting, resource allocation, and optimization; j-centreSTAGE®, a personalized business intelligence portal; and j-centreSYNERGY™, a solution that enables information exchange between pharmaceutical companies and wholesalers.

1 b. First Source Sales SupportSM

        Successful implementation initiatives in the life sciences industry require not only robust application software, but also a strong technical infrastructure and sophisticated, consistent support services. First Source Sales Support is an integrated suite of services supporting successful CRM and Sales Force Automation ("SFA") activities for pharmaceutical and life sciences companies. Services in this category include:

  •
  Hardware & Asset Management Services.  Focuses on replacing non-functioning field-based hardware such as laptop computers. Computers are reloaded with mission-critical software and the end-user's personalized data files.

  •
  Help Desk Services.  Delivers "single-point of contact" solutions support to enhance the productivity and success of mobile professionals, including support for third-party software.

  •
  Implementation Services.  Provides unique industry insight, expertise and technical capabilities for implementing today's field-based software solutions. Dendrite's experience comes from nearly two decades of delivering customer-adapted CRM and SFA solutions in the Life Sciences market.

  •
  Regulatory and Operation Training Services.  Provides comprehensive training solutions to the Life Sciences industry that enable "students" to maximize training efficiency, effectiveness, and recall of trained material.

  •
  Managed Hosting Services.  Provides total outsourcing of all customer system components, including servers, databases, communication networks, and data processes housed within state-of-the art Data Center facilities.

1 c.  First Source Sample™

        A comprehensive solution suite that unites market-leading software tools with consulting and professional services to help pharmaceutical and other life sciences companies meet regulatory compliance requirements. This comprehensive suite supports the pharmaceutical product lifecycle through the following components:

  •
  Business Process and Sample Program Design.  A consulting service that addresses the needs of pharmaceutical and life sciences companies in the design or redesign of their sample and regulatory programs, providing solutions in the areas of:

  •
  Business Rule Development

  •
  Standard Operating Procedure (SOP) Generation

  •
  Drug Sample Program Design and Process Flow

  •
  Development of Significant Loss Thresholds

  •
  Intelligent Allocations.  A comprehensive solution, combining high value services with web-based ordering technology that enables pharmaceutical personnel to manage and optimize the allotment of product samples.

  •
  Distribution and Fulfillment.  Comprehensive services for distribution and fulfillment of pharmaceutical drug samples through Dendrite's distribution facilities. These distribution centers include operations, such as receiving, inventory management, fulfillment, shipping, returns and document retention.

  •
  Document Scanning and Data Capture.  An optical scanning, imaging, character- recognition, and retrieval system designed for efficient, economical sample accountability to assist our customers with their regulatory compliance requirements.

  •
  Sample Guardian™.  A comprehensive sample management tool used for accountability, compliance, and maintenance of critical drug sample information. Sample Guardian helps enable pharmaceutical companies comply with government regulations, specifically for the US. but with growing applicability in other countries as well.

  •
  Sample Reporting™.  A software tool designed to help pharmaceutical head office personnel analyze, report, and trend drug sample information. It helps organize data collected through Dendrite's Sample Guardian solution and present it in a useful format that helps to manage the sample distribution and reconciliation process.

  •
  Reconciliation Services.  Comprehensive services for pharmaceutical companies designed to enable internal reconciliation of prescription drug samples and evaluation of potential significant loss for field sales representatives. These services are guided by client-specific procedures and by regulatory requirements, such as the Prescription Drug Marketing Act (PDMA) in the US.

  •
  Auditing and Inventory Services.  Comprehensive services that include annual inventory checks, random audits, and for-cause audits of field sales representatives. Additionally, these services include practitioner office visits, signature verification programs and sales representative closeouts.

1 d. First Source ComplianceSM

        Services that include the provision of unique and specialized guidance given to companies to assist in understanding the policies and regulatory requirements of state and federal government agencies and other regulatory bodies for the pharmaceutical and life science industry.

  •
  Regulatory Consulting Services.  Compliance auditing and gap analysis, mock inspections, SOP development, program design and implementation, ongoing support and guidance, staff augmentation, and liaising with federal and state agencies.

  •
  Regulatory and Compliance Training Services.  Comprehensive training and collaborative educational solutions delivered through traditional, web-based or blended training methods. Dendrite develops and delivers training-program content, tailored to specific requirements.

  •
  Computer Systems Auditing, Validation Services and Information Technology Security.   Focused on ensuring that our clients' software applications and systems meet all business and regulatory requirements. We achieve this through the application of formalized testing methodologies that examine system compliance with key regulatory requirements such as the US's PDMA regulations for 21 CFR Part 11 and Part 203 regulatory testing and validation.

II.    Marketing Services

        Dendrite's suite of Marketing Services supports pharmaceutical and other life science companies in their direct marketing initiatives such as direct mail, peer-to-peer communications, sample fulfillment and campaign analysis, aimed at doctors, healthcare professionals and patients. These services leverage

Dendrite's data validation and prescriber tracking capabilities to enable the delivery of targeted promotional programs. Services in this suite include:

2. a.  First Source Integrated Marketing™

        A comprehensive, integrated solution suite comprised of targeting, execution and measurement that enables brand managers to impact physician prescribing behavior. This solution suite focuses on executing marketing campaigns to support launching brands, defending brands, enhancing sales coverage and responding to brand-related news. Components of First Source Integrated Marketing include:

  •
  Single Source Sampling™.  A targeted, cooperative mail and fulfillment program that provides samples to physicians up to six times per year through a syndicated offer approach.

  •
  Value ScriptSM.  A solution that provides pharmaceutical marketers a flexible and efficient alternative to traditional hand-carried sample distribution.

  •
  Direct Mail.  Dendrite's direct mail services range from personalized mail creation and distribution to custom mail merge and dimensional mail projects.

  •
  STAT/GRAM®.  A service that enables companies to communicate important medical news such as product launches, labeling changes and product safety recalls.

  •
  Telecommunications/Call Center.  A service that enables interactive communication with health care professionals via leading-edge call service, broadcasting, and Web technologies. Dendrite customizes programs and offers live operator or interactive voice response systems.

  •
  Medical DialogueSM.  A service that provides telephone-based, interactive discussions between Dendrite's own health care professionals and doctors that our customers may otherwise not be able to reach. The service promotes peer-to-peer discussion and builds product awareness using a disease management approach.

  •
  CME Marketing.  A service that allows a Continuing Medical Education (CME) provider's message to reach its key target audience through lists maintained by Dendrite.

  •
  Publication Circulation Management.  Expert services to support paid, controlled, and single-sponsored healthcare publications. Dendrite's extensive database resources make it possible to customize the profiling and targeting of healthcare professionals to meet a client's targeting objectives.

III.  First Source Trial ServicesSM

        Dendrite offers a set of solutions designed to benefit the clinical trial process by effectively initiating studies, identifying potential investigators and patients, providing ongoing support and training to investigators, conducting pre- and post-marketing risk assessments, facilitating safety reporting, and providing data analysis of trial and competitive drugs. Services include:

3.a.  Clinical Trial Accelerator ServicesSM

        This service allows pharmaceutical and other life sciences companies to expedite the initiation of clinical trials, including protocol feasibility testing, eligible patient population profiling, and investigator identification/qualification. Through a combination of advanced analytics and predictive modeling, the service enables customers to analyze trial protocol criteria needed to target eligible investigators and appropriate patient populations.

3.b.  Clinical Trial Effectiveness Solutions™

        A sophisticated, 24x7 contact center staffed to ensure complex issues related to a clinical trial and the data capture process as well as adverse event reporting are efficiently managed.

3.c.  Proactive Risk Management

        This intelligence-based service is aimed at delivering actual drug usage data and analysis through observational studies and safety tracking tools that can be used to identify and analyze risk situations before they adversely affect the product life cycle.

IV.    First Source Customer Insight™

        A solution suite that consists of data, technology and services that turn integrated customer information into knowledge and knowledge into strategic action. The integrated components include:

  •
  ScripMaxAccess™.  Gives pharmaceutical companies direct access to and interaction with Dendrite's LPD (Longitudinal Prescription Data—the industry's largest retail based prescription database hosted by Dendrite) to perform analysis, conduct market research and support strategic planning.

  •
  ScripMaxIQ™.  A tool designed to provide analysis of LPD at the metropolitan statistical area level.

  •
  ScripMaxMD™.  A tool based on LPD that provides the ability to analyze, target and segment at the individual doctor level.

  •
  ScripMaxAction™.  Provides an alert and an accompanying "action" message to a SFA application when a particular prescribing activity is detected.

  •
  Practitioner Validation and Cleansing Services.  This solution keeps customer data clean, up-to-date and verified, by standardizing, matching and merging duplicate information.

  •
  PharbaseSM.  This European and Canadian-based healthcare database service provides a source of intelligence to pharmaceutical companies. Dendrite receives daily input from an array of information sources such as professional healthcare organizations, doctors, pharmacists, online data sources and pharmaceutical company representatives to ensure that the data contained in Pharbase is accurate. Powerful marketing programs can be developed with precise targeting characteristics based on elements such as doctor profile data, response to previous promotional approaches, specialty, interests, areas of influence and socio-demographic data contained in Pharbase.

  •
  Customer Master.  Built specifically for the pharmaceutical industry, it is an end-to-end customer information management solution that enables users to capture, centralize and manage customer-related information, across the enterprise.

  •
  Business Intelligence Data Mart.  A solution that enables pharmaceutical companies to combine disparate information within an analytics data mart to maximize sales and marketing effectiveness. The solution includes reporting and analytical capabilities to provide users with up-to-date information to make the right business decisions.

Customers

        Our major clients consist of multinational pharmaceutical and other life sciences companies including: Abbott; Allergan; AstraZeneca; Bayer; Boehringer-Ingelheim; Bristol-Myers Squibb; Celltech Medeva; Dainippon; Eli Lilly; Forest Laboratories; GlaxoSmithKline; Kissei; Merck, Mitsubishi Tokyo;

Novartis; Novo Nordisk; Ono Pharmaceuticals; Pfizer; Procter & Gamble; Sankyo; Sanofi-Aventis; Solvay; Takeda Pharma; Teijin; Tokyo Tanabe; Torii; Tsumura; and Wyeth Lederle.

        Approximately 28% of our total revenues in 2004 and 36% our total revenues in 2003 and 2002 came from our largest client, Pfizer.

Competition

        Our solutions compete with others principally on the basis of industry applicability and product flexibility. They also compete on the basis of name recognition, global competence, service standards, cost, breadth of customer base and technical support and service. We believe that our solutions compete favorably with respect to these factors and that we are positioned to maintain strong market leadership through innovative new product and application developments and continued focus on support services.

        While we face a number of significant competitors in each of our specific market areas, we believe that there is no single competitor that currently offers our breadth of solutions in the pharmaceutical and life sciences industries on a worldwide basis. We expect competition to increase as new competitors enter our markets and as existing competitors expand their product lines, consolidate or offer more compelling solutions. We believe that we have distinguished ourselves and are well positioned in the pharmaceutical market due to our combination of deep pharmaceutical business knowledge, recognized technical support, depth of personnel experienced in the pharmaceutical industry and the quality of our proprietary products and product architecture which is uniquely suited to the pharmaceutical industry. In addition, we face competition from current customers and potential customers who may elect to design and install or operate their own systems.

Research and Development

        We continue to take advantage of new technologies in developing new products and services. We work closely with our customers to develop new products designed directly for their business needs. We recorded approximately $9,316,000, $11,633,000, and $10,396,000 of research and development expense for the years ended December 31, 2004, 2003 and 2002, respectively. Our research and development expense plus additions to capitalized software development costs, was approximately $15,202,000, $14,815,000 and $13,074,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We capitalized more costs in the year ended December 31, 2004 than in 2003 due to the development for the release of our next generation CRM solution, expected to be released in 2005.

        Dendrite has capitalized certain costs related to the development of new software products and the enhancement of existing software products consistent with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalized software development costs net of accumulated amortization were $9,170,000 and $6,126,000 at December 31, 2004 and 2003, respectively.

Seasonality

        Historically, we have experienced lower spending from our customers in the first and third quarters as compared to other quarters. Due to the recent growth of our international operations, we have been further impacted by lower third quarter spending by our customers outside the United States.

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

        Existing U.S. trade secret and copyright laws provide only limited protection for our proprietary rights, and even less protection may be available under foreign laws.

Employees

        As of December 31, 2004, the Company employed 2,549 employees: 1,366 in the U.S. and Canada; 804 in Europe; 257 in the Pacific Rim; and 122 in Latin America.

Geographical Areas

        See Note 14 of the Notes to Consolidated Financial Statements concerning information relating to the Company's geographic areas.

Executive Officers

        The following table identifies the current executive officers of the Company:

Name	Age	Capacities in Which They Serve
John E. Bailye	51	Chairman of the Board and Chief Executive Officer
Paul L. Zaffaroni	58	President and Chief Operating Officer
Kathleen E. Donovan	44	Senior Vice President and Chief Financial Officer
Christine A. Pellizzari	37	Senior Vice President, General Counsel and Secretary
Mark H. Cieplik	50	Senior Vice President
Natasha Giordano	44	Senior Vice President
Garry D. Johnson	53	Senior Vice President and Chief Technology Officer
Jean-Paul Modde	40	Senior Vice President
Mark Theilken	54	Senior Vice President

        Each executive officer serves at the discretion of the Board of Directors.

        John E. Bailye has served as Chief Executive Officer and Director since the Company's founding in 1987 and since 1991 in the additional position of Chairman of the Board. Prior to 1987, Mr. Bailye served as Managing Director of Foresearch Pty., Limited ("Foresearch"), a consulting company to the pharmaceutical industry in Australia. Mr. Bailye served in that capacity from the time he acquired Foresearch in 1976 until he sold the company in 1986. Mr. Bailye served as a market researcher for Foresearch prior to 1976. Mr. Bailye holds a Bachelors of Commerce in Finance, Marketing and Business from the University of New South Wales.

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

        Kathleen E. Donovan has served as Senior Vice President and Chief Financial Officer since 2003. Ms. Donovan has been with Dendrite since 1997 and has previously served as Vice President and Acting Chief Financial Officer, Vice President and Treasurer, Vice President and Chief Financial Officer of American Operations, Vice President and Corporate Controller, and Vice President of Financial Operations. Prior to joining the Company, Ms. Donovan spent 14 years at Unisys Corporation, most recently as Director of Corporate Financial Planning. Ms. Donovan holds a Bachelors of Science in Finance from Georgetown University.

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

        Mark H. Cieplik has served as Senior Vice President responsible for the Company's operations and sales efforts for a major customer since 2002 and, additionally, for clinical services since 2003. Mr. Cieplik has been with Dendrite since 1997, previously serving in key senior positions including Senior Vice President, Worldwide Sales. Prior to joining the Company, Mr. Cieplik served as Vice President of Americas of Interleaf, Inc. from 1995 to 1997 and Director of North America Major Accounts for System Software Associates from 1991 to 1995. Mr. Cieplik also served in various capacities with IBM from 1976 until 1991. Mr. Cieplik holds a Bachelors of Science in Marketing from Millikin University.

        Natasha Giordano has served as Senior Vice President responsible for global pharmaceutical company sales and Latin American sales since January 2005. Ms. Giordano has been with Dendrite since 2001 and has previously served as Group President, Global Business Unit for major customers, and Vice President, Global Accounts. Prior to joining Dendrite, Ms. Giordano spent 10 years at Parke-Davis/Warner Lambert in various sales and sales leadership positions, most recently managing Strategic Alliances. Ms. Giordano holds a Bachelors of Science degree from Wagner College in New York.

        Garry D. Johnson has served as Senior Vice President and Chief Technology Officer since 2003. Mr. Johnson has been with Dendrite since 2000 and has served as Vice President of North American Technical Operations. Prior to joining the Company, Mr. Johnson served as Vice President of Information Technology at Boron Lepore and, prior to that, as Director, IT Strategy & Quality, at Allied Signal. Mr. Johnson holds a Bachelors of Arts in Management from Fairfield University.

        Jean-Paul Modde has served as Senior Vice President responsible for European and Asia/Pacific sales and marketing and operations since 2003. Mr. Modde has been with Dendrite since 1988, previously serving in other key management positions including: Senior Vice President, Asia/Pacific and Latin American region; Regional Director, Latin America; and Sales Director, Europe. Mr. Modde holds a Bachelors of Science in Computer Science from Macquarie University, Australia.

        Mark Theilken has served as Senior Vice President responsible for North American sales, marketing services, and BuzzeoPDMA sales and operations since January 2005. Mr. Theilken has been with Dendrite since April 2004 and has previously served as Senior Vice President responsible for interactive marketing, data management and Dendrite's CRM Effectiveness unit. Prior to joining Dendrite, Mr. Theilken served as President and Chief Executive Officer of Fuego, Inc. from March 2000 to January 2004. Prior to Fuego Mr. Theilken spent 5 years at Acxiom Corporation serving as Group Leader, InfoBase Products, and Senior Vice President, marketing information services. Prior to Acxiom, Mr. Theilken spent 22 years at IBM Corporation. Mr. Theilken holds a Bachelors of Science in Mathematics from the University of Illinois.

Additional Information

        For additional information regarding the Company's business, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Available Information

        We make available free of charge through our website, www.dendrite.com, all materials that we file electronically with the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the SEC.

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

ITEM 2. Properties

        We lease the following facilities in the U.S.: a 233,000 square foot facility in Bedminster, New Jersey, which serves as our corporate headquarters; a 137,000 square foot facility in Totowa, New Jersey, which serves as a distribution center, warehouse and call center for our interactive marketing business; a 33,000 square foot facility in Bridgewater, New Jersey, which serves as administrative offices; a 37,745 square foot building in Bethlehem, Pennsylvania and a 15,000 square foot warehouse in Somerset, New Jersey, both of which serve as hardware repair and maintenance facilities; a 100,000 square foot facility in Chesapeake, Virginia, which houses a data and call center; a 67,000 square foot facility in Norcross, Georgia, which serves as a data and call center and hardware repair and maintenance facility; a 9,490 square foot office in Durham, North Carolina, which houses certain employees in our data and analytics business; and a 4,200 square foot office in Fort Mitchell, Kentucky, a 2,100 square foot office in Mount Laurel, New Jersey, and a 300 square foot office in San Juan, Puerto Rico each of which house employees of our BuzzeoPDMA Division. The Bedminster facility is subleased from Pharmacia & Upjohn Company, a subsidiary of Pfizer, Inc.

        We also lease, or have leased on our behalf, a total of approximately 270,000 square feet for local management, sales offices and operations in the following countries: Australia, Austria, Belgium, Brazil, Canada, China, Colombia, France, Germany, Greece, Hungary, India, Italy, Japan, Mexico, New Zealand, Poland, Portugal, Russia, South Korea, Spain, The Netherlands, Ukraine and the United Kingdom.

        The Company owns a 145,000 square foot facility in Piscataway, New Jersey, which will serve as a hardware repair and maintenance facility; and a 2,500 square foot facility in Leicestershire, United Kingdom, which is utilized for administrative offices and interactive marketing operations.

ITEM 3. Legal Proceedings

        Dendrite is from time-to-time involved in litigation relating to personnel and other claims arising in the ordinary course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business.

ITEM 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        The Company's common stock, no par value, is quoted on the Nasdaq National Market System under the symbol "DRTE."

        The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported by the Nasdaq National Market System.

Period	High	Low
Quarter Ended December 31, 2004	$19.73	$14.16
Quarter Ended September 30, 2004	$18.59	$12.26
Quarter Ended June 30, 2004	$19.77	$15.47
Quarter Ended March 31, 2004	$17.48	$13.91
Quarter Ended December 31, 2003	$17.89	$13.08
Quarter Ended September 30, 2003	$15.70	$12.12
Quarter Ended June 30, 2003	$13.43	$8.28
Quarter Ended March 31, 2003	$10.29	$6.18

Approximate Number of Equity Security Holders

        As of March 4, 2005, there were approximately 339 holders of record of our common stock.

Dividends

        The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends on common stock in the foreseeable future. If the Company were to consider paying cash dividends, certain of the covenants of the Company's line of credit may limit the amount of any such dividends we may pay. See Note 8 of the Notes to Consolidated Financial Statements and "Liquidity and Capital Resources" in Item 7 for a discussion of our credit agreement.

Issuer Purchases

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
November 22, 2004	316,048	(1)	$17.05	None	None

(1)
Represents shares tendered under the Company's replacement option program under which a designated executive may tender shares of the Company's common stock owned by the executive in order to pay the exercise price of vested options and applicable withholdings. The designated executive receives replacement options in an amount equal to the number of shares tendered. Each replacement option expires on the expiration date of the original exercised option to which it relates and the exercised options must be held for a period of at least one year or the replacement options are forfeited.

ITEM 6. Selected Financial Data

	Year Ended December 31,
	2004	2003(a)	2002	2001	2000
	(In thousands, Except Per Share Data)
Statement of Operations Data:
Revenues	$399,197	$321,107	$225,756	$227,362	$218,059
Operating Costs & Expenses:
Operating costs	205,896	162,481	111,381	120,679	94,242
Selling, general and administrative	132,016	107,862	77,132	93,276	65,494
Research and development	9,316	11,633	10,396	11,104	10,875
Amortization of acquired intangible assets	4,851	4,308	335	2,832	3,535
Purchased software impairment	—	—	—	2,614	—
Restructuring (benefit) expense(b)	—	—	(47)	6,110	—
Asset impairment(c),(d)	—	—	1,832	11,723	—
Other operating (income)	(707)	—	—	—	—

Total operating costs & expenses	351,372	286,284	201,029	248,338	174,146

Operating income (loss)	47,825	34,823	24,727	(20,976)	43,913
Interest income	(64)	(731)	(1,085)	(2,439)	(3,541)
Other expense (income)	277	(560)	149	(3)	(5)

Income (loss) before income tax expense	47,612	36,114	25,663	(18,534)	47,459
Income tax expense (benefit)	18,047	15,054	10,265	(6,063)	16,848

Net income (loss)	$29,565	$21,060	$15,398	$(12,471)	$30,611

Net income (loss) per share:
Basic	$0.71	$0.52	$0.39	$(0.31)	$0.78

Diluted	$0.69	$0.51	$0.38	$(0.31)	$0.74

Shares used in computing net income (loss) per share:
Basic	41,503	40,340	39,872	39,681	39,354

Diluted	43,075	41,415	40,127	39,681	41,344

	As of December 31,
	2004	2003(a)	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Working capital	$66,255	$47,176	$86,037	$93,721	$113,738
Total assets	321,780	262,457	188,476	166,483	175,903
Capital lease obligation, less current portion	3,036	187	275	—	—
Stockholders' equity	227,589	176,135	146,759	128,847	153,298

(a)
Includes the operating results of Synavant Inc. for the period from June 16, 2003 through December 31, 2003.

(b)
2001 restructuring expense relates to the elimination of certain positions and closing of our Stroudsburg facility, including the related exiting costs.

(c)
2002 asset impairment relates to write-down of a facility then held for sale. See Note 5 to the Consolidated Financial Statements.

(d)
2001 asset impairments related to a $6,173 goodwill impairment charge, $3,450 write-off of equity investments and $2,100 impairment of a facility held for sale.

Note:
The data prior to the year ended December 31, 2004 disclosed above has been reclassified to conform to the current year presentation.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

($ in thousands)

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

EXECUTIVE OVERVIEW

        We provide a broad array of solutions worldwide that enable pharmaceutical and other life science companies to strategically optimize their sales and marketing channels and clinical resources. Our plan is to continue to diversify and expand our solutions portfolio, customer base and geographic reach by leveraging our extensive knowledge of the pharmaceutical and life sciences industries and capitalizing upon our deep relationships in these industries. Our strategy continues to rely on both internal growth and acquisitions to meet to our growth objectives.

        In January 2004, we broadened and enhanced our product and service portfolio in the Japanese pharmaceutical industry and extended our leadership position in Japan with our acquisition of Uto Brain Co. Ltd. ("Uto Brain"). In April 2004, we acquired the Medical Data Management group of companies ("MDM"), increasing our ability to provide leading solutions that drive promotional and sales effectiveness in Central and Eastern Europe. In January 2005, we continued to broaden and enhance our service portfolio with our acquisition of BuzzeoPMDA, Inc ("Buzzeo"). Buzzeo's results of operations are not included in the accompanying consolidated financial statements. We believe our recent acquisitions complement our existing business operations by enhancing our solutions portfolio and increasing our access to new customers and markets.

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

        We evaluate our performance based upon a number of operating metrics. Chief among these metrics are revenues, operating margins, diluted net income per share, operating cash flow and days sales outstanding. During 2004, we saw the continued execution of our strategy yield growth in revenues, operating margins and diluted net income per share versus the same period of 2003. We also continued to exhibit strong cash generation attributes, improving days sales outstanding from the prior year end and generating strong positive operating cash flow even as we continued to reduce the remaining liabilities associated with our acquisitions. In addition, seasonality has become a factor in certain lines of our business due to our international growth from our 2003 and 2004 acquisitions. Revenues are becoming increasingly stronger in the second and fourth quarters of a year compared to the first and third quarters.

        Due to the growth in our strategic product and service offerings, largely built through our recent acquisitions, we have expanded our revenue categories into Sales Solutions, Marketing Solutions and Shipping. These categories reflect how our service offerings are marketed to and viewed by our customers. They are not reflective of the way we manage our business. Our operating costs are not broken out for these categories on a global basis, as they are not viewed as necessary in the management of our global business. Based upon all of these factors, while these categories are useful in understanding our operating results, we are only one reporting segment for disclosure purposes under Statement of Financial Accounting Standards ("SFAS") 131, "Disclosure About Segments of an Enterprise and Related Information." The following is a summary of our revenue categories:

        Sales Solutions revenue includes product and sales solutions services of the traditional Dendrite business. All of these products and services are used by or provided to the sales force of our customers and sales management.

        Marketing Solutions revenue includes our product and service offerings that are not geared toward the client sales force and primarily consists of offerings acquired in our business combinations over the past few years. The primary components of marketing revenue include interactive marketing, data, consulting and clinical services.

        Shipping revenues are disclosed separately as they are pass-through costs that bear little to no margin, and are required to be included in revenues and costs based upon Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." These billable shipping transactions are primarily related to our interactive marketing activities.

        Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the results of our operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with our financial statements and the accompanying notes to consolidated financial statements. Enterprise-wide disclosure information appearing in Note 14 of the Notes to Consolidated Financial Statements are presented in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information."

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

        A critical accounting policy is one that is both very important to the portrayal of a company's financial position and results of operations and requires management's most difficult, subjective or complex judgments. We believe that our critical accounting policies are revenue recognition, acquisitions and related accruals, impairments, income taxes and capitalized software.

Revenue Recognition

        The area of revenue recognition requires management's to make significant judgments and estimates. AICPA Statement of Position ("SOP") 97-2, "Software Revenue Recognition," governs revenue recognition for arrangements that include software which is more than incidental to the arrangement. Under SOP 97-2, if a sale of software includes services that are essential to the functionality of the software, then the software and essential services are to be accounted for using contract accounting as described in Accounting Research Bulletin 45, "Long-Term Construction-Type Contracts," and SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The determination of whether or not services are essential to the functionality of the software can differ from arrangement-to-arrangement and requires the use of significant judgment by management. Factors used in determining whether or not services are essential to the functionality may include: whether or not physical changes are being made to the software's underlying source code; the complexity of software configuration services; the level of effort required to build interfaces; the overall relationship of the service fees to the license fees; the length of time expected to complete the services; and whether or not the services can be obtained by a customer from their internal resources or another third-party vendor. If services are not considered to be essential to the functionality of the software, SOP 97-2 generally allows companies to recognize revenue for software licenses upon delivery of the licenses, prior to configuration or implementation services, provided that the other requirements of the SOP are met. In management's judgment, our configuration and implementation services generally are essential to the functionality of our software. Therefore, we typically recognize revenue using the percentage-of-completion method as detailed in SOP 81-1.

        The percentage-of-completion method of revenue recognition requires us to use significant estimates in measuring the progress-to-completion for each project. For our license fee and implementation service projects, we use the input measure of labor incurred as compared with total expected labor for the entire project. The determination of total project labor requires the use of significant judgment and estimates. We review these estimates on a monthly basis. Actual results could differ from these estimates, which would impact the amount of revenue previously recognized, had better estimates been available at the time.

        Many of our arrangements include multiple deliverables. In the absence of higher-level specific authoritative guidance, we determine the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Specifically, we will consider a delivered item as a separate unit of accounting if it has value to the customer on a stand-alone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within our control. The determination of whether or not arrangements meet these criteria requires significant judgment on the part of the management. If our arrangements did not meet the separation criteria of EITF 00-21, the timing of revenue recognition could be delayed.

Accounting for Acquisitions and Related Accruals

        The accounting related to business combinations requires us to estimate the fair value and useful life of the assets acquired and the fair value of the liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. We typically analyze a number of factors such as valuation or appraisal reports when determined the estimates of fair value. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values, useful lives, or both, would be required.

        During 2003, in connection with the purchase accounting related to the Synavant acquisition, we established certain accruals related to costs that we expect will be incurred in connection with exiting multiple former Synavant facilities and eliminating certain former Synavant positions. These accruals were based on estimates made at the time of acquisition. The liability accrued for expenses to be incurred in exiting certain Synavant facilities includes assumptions related to sublease income which offsets future lease obligations. The underlying subleases are not in place for all facilities and the future placement of subleases, including the timing and terms and conditions of subleases, could be different than our assumptions.

Accounting for Impairments

        We review long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Other than goodwill and indefinite-lived intangibles, if indicators of impairment are present, we evaluate the recoverability of the long-lived assets by estimating future undiscounted cash flows that are directly associated with and expected to arise as a direct result of the use and eventual disposition of the long-lived asset. If this estimate of future undiscounted cash flows demonstrates that recoverability is not probable, an impairment loss would be calculated and recognized based on the excess carrying value of the long-lived asset over the long-lived asset's fair value. The estimate of the fair value and the future undiscounted cash flows of the underlying long-lived assets are based on significant judgments and assumptions.

        We review capitalized software development costs and purchased capitalized software development costs for impairment at each balance sheet date to determine if the unamortized capitalized costs of a computer software product is greater than the net realizable value of that product. In instances where the unamortized capitalized costs are greater than the net realizable value, we record an impairment loss.

        We assess goodwill and indefinite-lived intangibles for the possibility of impairment on an annual basis (as of October 1 of each year), and whenever events or changes in circumstances indicate that the carrying values may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

  •
  Significant underperformance relative to historical or projected future operating results;

  •
  Significant changes in our use of acquired assets or the strategy for our overall business; and

  •
  Significant negative industry or economic trends.

        On an annual basis, or when we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we calculate and compare the fair value of our reporting unit to its carrying value. We currently have only one reporting unit. If the carrying value exceeds the fair value, we calculate the implied fair value of the goodwill for our reporting unit and compare it to the carrying value of the goodwill. If the implied fair value of the goodwill were less than the carrying value of the goodwill, we recognize an impairment loss equal to such difference, (not to exceed the carrying value) in our consolidated statement of operations.

        On an annual basis, or when we determine that the carrying value of an indefinite-lived intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we calculate and compare the fair value of the indefinite-lived intangible asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss will be recognized in an amount equal to the difference. If we deem the useful life to be no longer indefinite, after testing for impairment in accordance with the applicable rules stated above, we amortize the intangible asset over its remaining estimated useful life, following the pattern in which the expected benefits will be consumed or otherwise used up and we would continue to review for impairment in the future on an annual basis.

Accounting for Income Taxes

        Deferred tax assets and liabilities represent the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences, all of which require our significant judgment. We must believe it is more likely than not that the recorded net deferred tax asset will be realized. Realization is dependent on generating sufficient taxable income of a specific nature prior to the expiration of the loss carryforwards, capital loss and foreign tax credit carryforwards. The asset may be reduced if estimates of future taxable income during the carryforward period are reduced. In addition, we maintain reserves for certain tax items, which are included in income taxes payable on the consolidated balance sheet. We periodically review these reserves to determine if adjustments to these balances are necessary.

Accounting for Capitalized Software

        We account for research and development costs in accordance with applicable accounting pronouncements, including SFAS 2, "Accounting for Research and Development Costs," and SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." SFAS 86 specifies that costs incurred internally in researching and developing a computer software product to be sold should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs, which includes directs costs of developing the product, should be capitalized until the product is available for general release to customers. Technological feasibility is considered to be reached when a product and program design has been completed or a working model of the software product has been completed. Our technical operations group reviews each project to determine when technological feasibility of a product is established.

MERGERS AND ACQUISITIONS

        We regularly evaluate opportunities to acquire products or businesses that represent strategic enhancements to our operations. Such acquisition opportunities, if they arise, may involve the use of cash, equity and/or debt instruments. We have made the following acquisitions over the last three years:

Schwarzeck

        On July 20, 2004, we completed the strategic acquisition of the capital stock of Schwarzeck-Verlag GmbH ("Schwarzeck"). Schwarzeck was a provider of physician databases, direct marketing services and sample fulfillment services to pharmaceutical companies in Germany. This acquisition accelerated our expansion in Europe and increases our interactive marketing solutions and services to the German pharmaceutical industry. In connection with the acquisition, we restructured the combined operations by eliminating certain former Schwarzeck positions. We accrued approximately $300 at July 20, 2004 for liabilities associated with the cost of completing the restructuring plan. Schwarzeck's results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. We have preliminarily allocated the entire purchase price of approximately $800 to purchased database. The assets acquired and liabilities assumed in connection with the Schwarzeck acquisition, and pro forma results of operations are not deemed material to the consolidated financial statements.

MDM

        On April 6, 2004, we completed the strategic acquisition of the capital stock of the Medical Data Management group of companies ("MDM"). Primarily based in Warsaw, Poland, MDM was a provider of physician databases, market research and sales force support services to pharmaceutical companies in Poland, Hungary, Russia and the Ukraine. MDM's results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

        The aggregate purchase price for MDM was approximately $9,290 and consisted of approximately $5,700 in cash payments, approximately $3,320 in restricted stock and approximately $270 of legal and professional fees. The valuation of certain intangible assets was finalized during the fourth quarter of 2004. The assets acquired and liabilities assumed in connection with the MDM acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

Uto Brain

        On January 5, 2004, we completed the strategic acquisition of the capital stock of Uto Brain Co., Ltd. ("Uto Brain"). Based in Osaka, Japan, Uto Brain provided more than thirty pharmaceutical companies with data, analytics, publishing and advisory services. The combining of resources of Uto Brain with our existing resources creates a comprehensive information, software and services company dedicated to the Japanese pharmaceutical industry and further enhances our ability to provide solutions to enhance sales, marketing and clinical functions of pharmaceutical companies in the Japanese market. Uto Brain's results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

        The aggregate purchase price for Uto Brain was approximately $4,900 (498,270 Yen), including approximately $100 of legal and professional fees. As of December 31, 2004, we paid approximately $3,400 of the purchase price with approximately $1,400 still outstanding and included within Other Accrued Expenses on the December 31, 2004 consolidated balance sheet. In accordance with the purchase agreement, the outstanding balance is payable as follows: approximately $500 on January 5, 2005; and $900 on March 31, 2005. In addition, we assumed approximately $3,800 in bank debt and an acquired loan, all of which was repaid during the year ended December 31, 2004. The valuation of certain intangible assets was finalized during the fourth quarter of 2004. The assets acquired and liabilities assumed in connection with the Uto Brain acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

Synavant Inc.

        On June 16, 2003, we completed our acquisition of Synavant. Synavant provided a broad range of knowledge-based services to pharmaceutical and other life science companies around the world. Its global solutions included pharmaceutical CRM applications, interactive marketing, server and database management, dedicated local help-line support, training, telemarketing, sample management and product recall services. Synavant was headquartered in Atlanta, Georgia, and had offices in 21 countries. We believe that combining Synavant's resources with Dendrite's resources created a more comprehensive information, software and services company dedicated to the global life sciences industry, and further enhances our ability to provide market leading solutions to the sales, marketing and clinical functions of pharmaceutical and other life science companies. Synavant's results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

        The aggregate purchase price for Synavant was approximately $55,130, including consideration paid for the common stock ($3.22 per share) and approximately $3,445 of legal and professional fees incurred in connection with the transaction. We have finalized the valuation of certain intangibles and our restructuring plan to eliminate certain former Synavant positions and exit certain former Synavant facilities due to redundancies and gained efficiencies.

        In connection with the acquisition, we exited certain former Synavant facilities and eliminated certain former Synavant positions. We accrued approximately $22,102 at June 16, 2003, for liabilities associated with the cost of completing the restructuring plan. The components of this accrued liability were approximately $13,042 of severance costs for former Synavant positions being eliminated and approximately $9,060 of costs to exit former Synavant facilities. During the fourth quarter of 2003, we reduced the liabilities related to the restructuring plan by approximately $2,442 based on our revised estimate of the total cost. The components of the reduction to the accrued liability were approximately $2,272 for lower expected severance costs for former Synavant positions being eliminated and approximately $170 for lower costs to exit certain former Synavant facilities. This reduction was recorded by an adjustment within goodwill in the accompanying 2003 consolidated balance sheet. During finalization of the purchase price allocation, we increased our restructuring accrual estimate by approximately $1,800 due to an adjustment of the total costs to exit certain former Synavant facilities and recorded the corresponding adjustment to goodwill in the accompanying consolidated balance sheet.

        The liability accrued for expenses incurred in exiting certain Synavant facilities includes, assumptions related to sublease income which offsets future lease obligations. The underlying subleases are not in place for all facilities and the future placement of subleases, including the timing and terms and conditions of subleases, could be different than the assumptions and impact future results of operations.

Software Associates International

        On September 19, 2002, we acquired New Jersey based Software Associates International ("SAI"). SAI provided software products and solutions that enabled corporate level sales and marketing analysis for pharmaceutical companies. These solutions are complementary to our suite of business products. SAI's results of operations have been included in the consolidated financial statements since the acquisition date.

        The aggregate purchase price for SAI was approximately $16,739 and consisted of: cash of approximately $15,092; accrued professional fees of approximately $410; and options to purchase Dendrite common stock valued at approximately $1,237. The fair value of the stock options was estimated using the Black-Scholes valuation model.

        We recorded $7,634 of goodwill and $4,694 of acquired intangible assets, of which approximately $732 was assigned to registered trademarks. The remaining $3,962 of acquired intangible assets includes purchased software development costs of approximately $2,441, approximately $328 of non-compete agreements and approximately $1,193 of customer relationship assets.

        In connection with the acquisition of SAI, we developed an exit plan. The exit plan consisted of closing a facility in Mt. Arlington, New Jersey, and relocating the operations to the Company's other facilities in New Jersey. We accrued as part of the acquisition costs the costs to terminate certain leases amounting to $3,252. We closed the facility during the first quarter of 2003.

Pharma Vision

        On August 12, 2002, we acquired Pharma Vision for cash consideration of approximately $700, including approximately $50 of professional service fees. Pharma Vision collected and sold data for customer targeting that pharmaceutical representatives use in Europe and provided support to pharmaceutical customers in Belgium and The Netherlands. Pharma Vision's results of operations have been included in the consolidated financial statements since the date of acquisition. The assets acquired and liabilities assumed in connection with the Pharma Vision acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

RESULTS OF OPERATIONS

        The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Revenues	100%	100%	100%
Operating Costs & Expenses:
Operating costs	52	51	49
Selling, general and administrative	33	33	34
Research and development	2	4	5
Amortization of acquired intangible assets	1	1	—
Asset impairment	—	—	1

Total operating costs & expenses	88	89	89

Operating income	12	11	11
Interest and other (income), net	—	(1)	(1)

Income before income tax expense	12	12	12
Income tax expense	5	5	5

Net income	7%	7%	7%

YEARS ENDED DECEMBER 31, 2004 AND 2003

REVENUES

	Year Ended December 31,
			$ Increase	% Increase	2004 % of Total Revenue	2003 % of Total Revenue
	2004	2003
Services & Technology:
Sales solutions	$286,544	$262,737	$23,807	9%	72%	82%
Marketing solutions	95,292	51,009	44,283	87%	24%	16%
Shipping	17,361	7,361	10,000	136%	4%	2%

Total revenues	$399,197	$321,107	$78,090	24%	100%	100%

        Total revenues for the year ended December 31, 2004 increased 24% compared with the year ended December 31, 2003. Our international revenues, for which license revenues have been allocated to the geographic location of the customer, were $157,375, or approximately 39% of total revenues, for the year ended December 31, 2004, versus $87,922, or 27% of total revenue for the year ended December 31, 2003, an increase of 79%. Total revenues in the United States were $241,822, or approximately 61% of total revenues, and increased by 4% from the year ended December 31, 2003. The increase in revenues is primarily due to a full twelve-month period of revenues in 2004 from the June 2003 acquisition of Synavant as well as revenues resulting from the 2004 acquisitions of Uto Brain, MDM and Schwarzeck and a favorable impact from foreign currency rates.

Sales Solutions

        Sales solutions revenues accounted for approximately 72% of total revenues during the year ended December 31, 2004, and increased 9% compared with the year ended December 31, 2003. License fee revenue, which account for approximately 5% of 2004 sales solution revenues, increased 25% over the prior year, largely due to multi-county roll-outs of our software products by large global pharmaceutical customers. In 2004, we saw a trend of clients negotiating larger regional or multi-country deals. Sales solutions services in the United States declined by approximately 4%, but included an increase in our ongoing solutions services which were more than offset by larger decreases in one-time services related to client software rollouts in 2003. International sales solutions service fees increased 48% versus the year ended December 31, 2003, primarily due to our recent acquisitions as well as services relating to multi-country rollouts initiated by several large global pharmaceutical customers.

Marketing Solutions

        Marketing solutions revenues accounted for approximately 24% of total revenues during the year ended December 31, 2004, and increased by approximately 87% compared with the year ended December 31, 2003. Our international marketing solutions business increased by 165% over the prior year, including 200% growth in our international interactive marketing services, 133% growth in our international consulting services, 105% growth in international data fees and the addition of contract sales services from our recent acquisition of MDM. In the United States, marketing solutions fees increased by 36% compared with the year ended December 31, 2003. This increase in the United States was comprised of 76% growth in our Interactive Marketing services, 3% growth in our clinical services, 30% growth in our consulting services and 20% growth in domestic data fees. The growth in our worldwide marketing solutions revenues was primarily driven by our 2003 and 2004 acquisitions.

Shipping

        Shipping fees accounted for approximately 4% of total revenues during the year ended December 31, 2004, and increased by approximately 136% compared with the year ended December 31, 2003. Shipping revenues contribute little to no margin and result from pass-through shipping costs associated with our global interactive marketing business. The interactive marketing business was originated through our acquisition of Synavant in June 2003, and has been further expanded through our 2004 acquisitions.

OPERATING COSTS & EXPENSES

	Year Ended December 31,
			$ Increase / (Decrease)	% Increase / (Decrease)	2004 % of Total Revenue	2003 % of Total Revenue
	2004	2003
Operating costs (including shipping)	$205,896	$162,481	$43,415	27%	52%	51%
Selling, general and administrative	132,016	107,862	24,154	22%	33%	33%
Research and development	9,316	11,633	(2,317)	(20)%	2%	4%
Amortization of acquired intangible assets	4,851	4,308	543	13%	1%	1%
Other operating (income)	(707)	—	(707)	—	—	—

Total operating costs & expenses	$351,372	$286,284	$65,088	23%	88%	89%

        OPERATING COSTS (including shipping).    Operating costs increased 27% for the year ended December 31, 2004, compared with the year ended December 31, 2003. The primary driver of the increase was a full year of costs in 2004 from our acquisition of Synavant in June 2003. In addition, we had costs associated with the revenues from our 2004 acquisitions of Uto Brain, MDM and Schwarzeck, the ongoing implementation costs of our offshore initiative and increased pass-through postage costs for the year ended December 31, 2004.

        SELLING, GENERAL AND ADMINISTRATIVE (SG&A).    SG&A expenses increased 22% for the year ended December 31, 2004, compared with the year ended December 31, 2003. This increase reflects the additional costs related to our recent acquisitions, primarily a full year of Synavant costs in 2004, partially offset by a decrease in management incentives. SG&A in 2004 also included increased expenses as a result of our efforts to comply with Sarbanes-Oxley section 404 review, testing and attestation requirements. We invested in sales and marketing initiatives in 2004 while continuing to focus on cost containment measures. As a percentage of revenues, SG&A remained flat at 33% for the years ended December 31, 2004 and 2003.

        RESEARCH AND DEVELOPMENT (R&D).    R&D expenses decreased 20% for the year ended December 31, 2004, compared with the year ended December 31, 2003. As a percentage of revenues, R&D expenses decreased to 2% for the year ended December 31, 2004, from 4% for the year ended December 31, 2003. This decrease was due to the expansion of revenue in marketing solutions areas which is not dependent on R&D spending as well as a higher software capitalization rate. We capitalized more costs in the year ended December 31, 2004 than in 2003 due to the development for the release of our next generation CRM solution, expected to be released in 2005. R&D expenses plus additions to capitalized software development costs, remained relatively flat at approximately $15,202 for the year ending December 31, 2004, compared to $14,815 for the year ended December 31, 2003.

        AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS.    Amortization of acquired intangible assets increased 13% compared with the year ended December 31, 2003. The increase reflects the current year's amortization of intangible assets acquired in connection with our 2004 acquisitions of Uto Brain, MDM and Schwarzeck.

        OTHER OPERATING (INCOME).    We received insurance proceeds in the year ended December 31, 2004 related to the recovery of costs of certain losses.

NON-OPERATING (INCOME) EXPENSE, NET

	Year Ended December 31,
			$ (Decrease)	% Increase / (Decrease)
	2004	2003
Interest (income), net	$(64)	$(731)	$(667)	(91)%
Other expense (income), net	277	(560)	(837)	(149)%

        INTEREST (INCOME), NET.    Interest income decreased 91% for the year ended December 31, 2004 due to lower average cash balances in 2004, increases in interest expense related to new capital leases and interest expense on acquired debt.

        OTHER EXPENSE (INCOME), NET.    Other expense increased 149% for the year ended December 31, 2004 due to foreign exchange losses on intercompany loans in 2004 while other income in 2003 related to the favorable settlement of certain litigation.

        PROVISION FOR INCOME TAXES.    Our estimated effective income tax rate decreased to 37.9% for the year ended December 31, 2004 compared to 41.7% in prior year. The reduction in our effective tax rate resulted primarily from the decrease in the number of international subsidiaries generating taxable losses for which previously we could not take a benefit as well as the more favorable distribution of profits among countries with lower tax rates. In addition, during 2003 we recognized a full valuation allowance on a net operating loss carryforward at one of our international subsidiaries in the amount of $608 that increased the effective tax rate by approximately 2%.

        At December 31, 2004 and 2003, there were approximately $25,211 and $13,708, respectively, of undistributed earnings of non-U.S. subsidiaries that are considered to be reinvested indefinitely. If such earnings were remitted to us, the applicable United States federal income and foreign withholding taxes may be wholly or partially offset by foreign tax credits. As a result, the determination of potential U.S. income taxes on these undistributed earnings is not practicable at December 31, 2004 or 2003.

        The American Jobs Creation Act (the "Act") was passed on October 22, 2004. The Act provides for certain tax benefits including, but not limited to, those associated with the reinvestment of foreign earnings in the United States. We are currently evaluating the Act and may or may not benefit from such provisions. For 2005, we could elect under the Act to apply an 85% dividends-received deduction against certain dividends received from controlled foreign corporations, in which we are a U.S. shareholder. Undistributed earnings being considered for potential repatriation could be as much as $25,000. Historically, we have not provided for potential taxes on repatriation of foreign earnings as all of our foreign subsidiaries undistributed earnings have been considered permanently reinvested. When we complete our evaluation of the Act and if we determine to repatriate undistributed earnings, we would provide for additional tax expense or benefit, if any, in that period.

YEARS ENDED DECEMBER 31, 2003 AND 2002

REVENUES

	Year Ended December 31,
			$ Increase / (Decrease)	% Increase / (Decrease)	2003 % of Total Revenue	2002 % of Total Revenue
	2003	2002
License fees	$10,860	$13,507	$(2,647)	(20)%	3%	6%
Services	310,247	212,249	97,998	46%	97%	94%

Total revenues	$321,107	$225,756	$95,351	42%	100%	100%

        For comparison purposes 2003 revenue presentation was made to conform to the 2002 revenue presentation, as the 2002 revenue information required to conform to our current revenue presentation was impracticable to obtain.

        Total revenues increased 42% for the year ended December 31, 2003, compared with the year ended December 31, 2002. Approximately 23.5% of the total revenues for the year ended December 31, 2003 were recognized from Synavant. Excluding the revenues recognized from Synavant, revenues increased approximately 9% for the year ended December 31, 2003 over the corresponding prior year period.

        License fee revenues decreased 20% for the year ended December 31, 2003, compared with the year ended December 31, 2002. This decrease is primarily related to sales to new clients, as well as purchases of additional user licenses by existing customers who increased the sizes of their sales forces during the third and fourth quarters of 2002. License fees are, by nature, non-recurring items and fluctuate from year-to-year.

        Service revenues increased 46% for the year ended December 31, 2003, compared with the year ended December 31, 2002. Approximately 23.8% of the service revenues for the year ended December 31, 2003 were recognized from Synavant, of which approximately 2.3% was attributable to pass-through postage of the interactive marketing business. Excluding the results of Synavant, service revenues increased 11% for the year ended December 31, 2003 over the corresponding prior year period. This increase was primarily driven by our growth of approximately 20% in our domestic technical services, 17% in our domestic sales solutions services, 10% in our international services, as well as our data and consulting business more than doubling during the year, offset in part by a 27% decrease in low gross margin revenue.

        OPERATING COSTS & EXPENSES

	Year Ended December 31,
			$ Increase / (Decrease)	% Increase / (Decrease)	2003 % of Total Revenue	2002 % of Total Revenue
	2003	2002
Operating costs (including shipping)	$162,481	$111,381	$51,100	46%	51%	49%
Selling, general and administrative	107,862	77,132	30,730	40%	33%	34%
Research and development	11,633	10,396	1,237	12%	4%	5%
Amortization of acquired intangible assets	4,308	335	3,973	1,186%	1%	—%
Restructuring benefit	—	(47)	47	(100)%	—%	—%
Asset impairment	—	1,832	(1,832)	(100)%	—%	1%

Total operating costs & expenses	$286,284	$201,029	$85,255	42%	89%	89%

        OPERATING COSTS (including shipping).    Operating costs increased 46% for the year ended December 31, 2003, compared with the year ended December 31, 2002. The primary drivers of the increase in cost of revenues were the additional costs due to the increase in headcount and associated costs from the Synavant and SAI acquisitions, as well as pass-through postage expenses of approximately $7,361 from the Synavant acquisition. These increases were offset, in part, by decreases in our traditional low gross margin revenue and efficiencies gained from cost reduction actions in the third quarter of 2002.

        SELLING, GENERAL AND ADMINISTRATIVE (SG&A).    SG&A expenses increased 40% for the year ended December 31, 2003, compared with the year ended December 31, 2002. This increase reflects the additional operating costs from the Synavant and SAI acquisitions, partially offset by the impact of our third quarter 2002 cost reduction measures. As a percentage of revenues, SG&A decreased to 33% for the year ended December 31, 2003, compared to 34% for the year ended December 31, 2002.

        RESEARCH AND DEVELOPMENT (R&D).    R&D expenses increased 12% for the year ended December 31, 2003 compared with the year ended December 31, 2002. The increase in R&D expenses related to higher employment costs due to the increase in headcount from the SAI acquisition. As a percentage of revenues, R&D expenses decreased to 4% for the year ended December 31, 2003 from 5% for the year ended December 31, 2002. This decrease was due to the 2003 expansion of revenue in marketing solutions that are not dependent on R&D spending.

        AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS.    Amortization of acquired intangible assets increased $3,973 compared with the year ended December 31, 2002. The increase reflects a full year of amortization of assets acquired in connection with our SAI acquisition in 2002 and amortization related to the Synavant acquisition in 2003.

        ASSET IMPAIRMENT.    During the year ended December 31, 2002, we reviewed the carrying value of our long-lived assets including the facility held for sale. Based upon a third-party valuation, the carrying value of the facility held for sale was adjusted to $6,900, which approximated its fair value less costs to sell. The resulting $1,832 impairment loss was recorded as a separate line item in the consolidated statement of operations.

        OTHER (INCOME) EXPENSE.    Other (income) expense increased $709, for the year ended December 31, 2003 compared with the year ended December 31, 2002. This increase was primarily attributable to payments made to us in settlement of certain litigation.

        PROVISION FOR INCOME TAXES.    The annual estimated effective income tax rate recorded for the year ended December 31, 2003 was approximately 42%, compared to 40% for the year ended December 31, 2002. In connection with the Synavant integration, we determined which foreign entities would be dissolved and performed a reforecast of projected taxable income by jurisdiction and recognized a full valuation allowance on a net operating loss carry-forward for one of Dendrite's foreign subsidiaries of approximately $608, which increased the effective income tax rate by 2%.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

($ in thousands)

QUARTERLY RESULTS OF OPERATIONS

        The following table sets forth certain unaudited quarterly consolidated statement of operations data for 2004 and 2003. Our quarterly results have varied considerably in the past and are likely to vary from quarter-to-quarter in the future.

	Dec. 31, 2004	Sept. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003(1)	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
	(In thousands, Except Per Share Data)
Revenues:	$104,798	$99,428	$99,907	$95,064	$99,007	$92,862	$69,528	$59,710
Operating Costs & Expenses:
Operating costs	54,089	51,578	50,422	49,807	51,648	46,688	34,549	29,596
Selling, general and administrative	33,093	32,832	33,934	32,157	33,321	33,780	20,689	20,072
Research and development	1,899	1,673	2,722	3,022	2,858	2,862	3,215	2,698
Amortization of acquired intangible assets	1,384	1,214	1,226	1,027	2,140	1,251	526	391
Other operating income	—	(368)	—	(339)	—	—	—	—

Total operating costs & expenses	90,465	86,929	88,304	85,674	89,967	84,581	58,979	52,757

Operating income:	14,333	12,499	11,603	9,390	9,040	8,281	10,549	6,953
Interest (income) expense, net	(75)	14	4	(7)	(119)	(58)	(311)	(243)
Other expense (income), net	528	(190)	(18)	(43)	(581)	55	(25)	(9)

Income before income tax expense	13,880	12,675	11,617	9,440	9,740	8,284	10,885	7,205
Income tax expense	5,060	4,880	4,331	3,776	3,896	3,314	4,962	2,882

Net income	$8,820	$7,795	$7,286	$5,664	$5,844	$4,970	$5,923	$4,323

Net income per share:
Basic	$0.21	$0.19	$0.18	$0.14	$0.14	$0.12	$0.15	$0.11

Diluted	$0.20	$0.18	$0.17	$0.13	$0.14	$0.12	$0.14	$0.11

Shares used in computing net income per share:
Basic	42,001	41,620	41,464	40,919	40,680	40,442	40,220	40,097

Diluted	43,469	42,939	43,342	42,515	42,385	41,859	41,101	40,269

(1)
The quarter ended December 31, 2003 includes net adjustments increasing amortization expense $887 related to changes made in the values and expected lives of certain intangible assets acquired in connection with the Synavant acquisition and the purchase price allocation.

Liquidity and Capital Resources

        At December 31, 2004, working capital was $66,255 compared to $47,176 as of December 31, 2003. Cash and cash equivalents were $64,020 as of December 31, 2004, compared to $30,405 as of December 31, 2003. These increases were primarily attributable to the cash generated by operating activities partially offset by payments made in connection with our 2004 and 2003 acquisitions as well as higher capital expenditures related to various facility moves and consolidations throughout the world.

        We finance our business primarily through cash generated by operations. Net cash provided by operating activities was $55,692 and $17,364 for the year ended December 31, 2004 and 2003, respectively. This increase was primarily related to actions taken in 2003 to significantly reduce the liabilities assumed in connection with the acquisition of Synavant as well as a decrease in payments for accrued purchase accounting restructuring accruals. We also generated operating cash from our growth in net income for the year ended December 31, 2004, compared with the corresponding prior year period. Greater accounts receivable collections for the year ended December 31, 2004 resulted in a decrease in our accounts receivable days sales outstanding to 62 days for the quarter ended December 31, 2004, from 68 days for the quarter ended as of December 31, 2003.

        Cash used in investing activities was $32,080 for the year ended December 31, 2004, and includes payments for the MDM, Uto Brain and Schwarzeck acquisitions as well as increased purchases of property and equipment related to various facility moves. Cash used in investing activities was $61,296 for the year ended December 31, 2003, and was primarily attributable to the payments made in connection with the Synavant acquisition.

        As anticipated, purchases of property and equipment increased for the year ended December 31, 2004 versus the comparable prior year period. The increase is primarily due to the capital costs of the new corporate headquarters and the higher overall capital spending associated with our larger combined company offset by proceeds from the sale leaseback of furniture and equipment. During 2005, we expect capital spending in the range of approximately $22,000 to $26,000 primarily to support the infrastructure expansion as well as capital expenditures for our U.S. consolidated hardware center during 2005. We review our capital expenditure program periodically and adjust it as required to meet current needs. An agreement to sell the facility located in Piscataway, New Jersey, was terminated during the quarter ended June 30, 2004. During the third quarter of 2004, we decided to move our New Jersey hardware services to this facility. Accordingly, the $6,900 carrying value, which approximates the fair market value of the facility, has been reclassified to property and equipment in the consolidated balance sheet as of December 31, 2004.

        Cash provided by financing activities was $8,248 for the year ended December 31, 2004, compared to $5,236 for the year ended December 31, 2003. The increase of $3,012 was primarily attributable to an increase in proceeds from stock option exercises partially offset by the repayments of long-term debt and loans acquired in connection with the Uto Brain acquisition.

        We regularly evaluate opportunities to acquire products or businesses complementary to our operations. Such acquisition opportunities, if they arise, may involve the use of cash, equity or debt instruments. We believe that available funds, anticipated cash flows from operations and the availability of our revolving line of credit will satisfy our current projected working capital and capital expenditure requirements, exclusive of cash required for possible future acquisitions of businesses, products and technologies, during the next twelve to eighteen months. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. Our ability to generate future cash flows depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the pharmaceutical and life sciences industry and to general economic, political, financial, competitive and regulatory factors beyond our control.

Contractual Obligations and Commitments

        We entered into a line-of-credit agreement (the "Agreement") as of June 16, 2003, in the amount of $30,000 with JPMorgan Chase Bank that expires on July 1, 2005. The Agreement is available to finance working capital needs and possible future acquisitions. Among other covenants, the Agreement requires us to maintain a minimum consolidated net worth, measured quarterly, which is equal to $130,000, plus 50% of net income earned after April 1, 2003, and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. As of December 31, 2004, our consolidated net worth was $227,589. The Agreement contains certain restrictions on our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. On September 24, 2004, we entered into an amendment to the Agreement that changed certain covenants relating to acquisitions, dispositions of our assets, indebtedness of our foreign subsidiaries, real estate and capital expenditures in connection with our move to our new corporate headquarters facility. As of December 31, 2004, we were in compliance with all covenants and did not have any amounts outstanding under the line-of-credit. We currently intend to renew or replace the Agreement concurrent with its expiration.

        Our principal commitments at December 31, 2004 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

	Payments Due by Period
Contractual Obligations
	Total	2005	2006	2007	2008	2009	Thereafter
Capital leases	$5,070	$1,869	$1,669	$1,509	$23	$—	$—
Corporate headquarters	2,362	2,362	—	—	—	—	—
Minimum guarantees	1,461	1,413	48	—	—	—	—
Uto Brain purchase price	1,378	1,378	—	—	—	—	—
Operating leases(1)	113,840	20,691	17,127	14,775	11,906	11,273	38,068

Total	$124,111	$27,713	$18,844	$16,284	$11,929	$11,273	$38,068

(1)
Operating lease amounts disclosed above include $12,949 of future operating lease costs, excluding estimated future sublease income, accrued for in the purchase accounting restructuring accruals related to the Synavant and SAI acquisitions.

        As of December 31, 2004, letters of credit for approximately $5,721 were outstanding related to deposits on certain facilities.

        We have an agreement with a venture capital fund with a commitment to contribute $1,000 to the fund, callable at the discretion of the general partner in $100 increments. As of December 31, 2004, $500 has been paid, with $500 of the commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners. This asset is recorded within Other Assets in the accompanying consolidated balance sheet.

Potential Future Impact on Operating Results of Accounting Change

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)") as a replacement to SFAS 123. This statement supersedes APB 25, "Accounting for Stock Issued to Employees" which allowed companies to use the intrinsic method of valuing share-based payment transactions and amends SFAS No. 95, "Statement of

Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123. The effective date is at the beginning of the first interim or annual period beginning after June 15, 2005. SFAS 123(R) provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a "modified retrospective" method which follows the approach in the "modified prospective"" method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. We plan to adopt SFAS 123(R) using the modified prospective method. In addition, SFAS 123 (R) also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. The adoption of FAS 123(R)'s fair value method is expected to have a significant impact on our consolidated results of operations, though it will have no impact on our overall financial position. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the pro forma net income and earnings per share disclosure in Note 1 to our consolidated financial statements.

        We believe that estimating the future impact of expensing stock options provides investors with useful information concerning our potential future operating results. We estimate that the future pre-tax expense relating to the fair value of stock options granted prior to and outstanding as of March 14, 2005, calculated using the Black-Scholes valuation method, is: approximately $11,712 for the year ending December 31, 2005; approximately $2,926 for the year ending December 31, 2006; approximately $651 for the year ending December 31, 2007; and approximately $23 for the year ending December 31, 2008. The decrease from 2005 to 2006 is primarily related to the higher strike prices of options vesting in 2005 as compared to 2006, as well as the absolute number of options vesting in 2005. These estimates have been calculated using the Black-Scholes valuation model, which is the method that we currently use in preparing our financial statement disclosures related to employee stock options.

        The fair values of the options were estimated at the date of grant based on the following assumptions:

		For the Year Ended December 31,
	As of March 14, 2005
		2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average expected stock price volatility	50.0%	67.4%	70.0%	80.0%
Weighted-average risk-free interest rate	3.2%	3.2%	3.2%	3.8%
Expected life of the option (years)	5.25	5.25	5.25	6.00

        In addition, the expenses calculated above include an annually estimated forfeiture rate of approximately 3.5% annually and do not take into account future stock option grants. The estimated forfeiture rate disclosed above may not reflect actual forfeitures.

        These amounts are preliminary estimates based on our current understanding of this new requirement and are subject to substantial variation based on the final interpretations and applications of these rules. They are intended only to provide order of magnitude and should not be considered or relied upon as final estimates. It is expected that we will grant future equity awards, which may be substantial and which could include awards in fiscal 2005 and subsequent years, and such equity awards would be expected to increase expense under SFAS 123(R).

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Set forth in this Form 10-K are certain risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. You are strongly urged to carefully consider the cautionary language and risks set forth below.

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

  OUR BUSINESS IS HEAVILY DEPENDENT ON THE PHARMACEUTICAL INDUSTRY

        Most of our solutions are currently used in connection with the marketing and sale of prescription-only drugs. This market is undergoing a number of significant changes. These changes include:

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

  OUR CUSTOMERS MAY NOT SUCCESSFULLY IMPLEMENT OUR PRODUCTS

        Our customers often implement our products in stages and our products are often utilized by a large number of our customers' personnel. In the event that our customers have difficulties implementing our products and services or are not satisfied with the implementation or operation our products and services, our business, operating results and financial condition could be materially and adversely affected.

  WE FACE RISKS ASSOCIATED WITH OUR ACQUISITIONS

        Our business may be materially and adversely affected as a result of the significant risks associated with our acquisitions, including our recent acquisitions of Synavant, Uto Brain, the MDM group of companies and Schwarzeck. As part of our business strategy, we have acquired, and in the future may acquire, businesses that offer complementary products, services or technologies. These acquisitions are accompanied by substantial risks, including:

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

  •
  undetected problems within the acquired organization; and

  •
  the integration and maintenance of uniform, company-wide standards, procedures and policies.

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

        We may in the future acquire additional complementary companies, products or technologies. If we do so, we may face the same risks, uncertainties and disruptions discussed above. In addition, our profitability may suffer because of acquisition-related costs or amortization costs of acquired intangible assets.

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

        OUR LENGTHY SALES AND IMPLEMENTATION CYCLES MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY REVENUES

        The selection of a CRM or SFA solution generally entails an extended decision-making process by our customers because of the strategic implications, substantial costs and significant commitment of resources associated with a customer's license or implementation of the solution. Given the importance of the decision, senior levels of management of our customers are often involved in the process and, in some instances, their board of directors may also be involved. As a result, the decision-making process typically takes nine to eighteen months, and in certain cases longer. In addition, other factors, unrelated to our product and services, such as acquisitions, product delays, or other issues, may also significantly impact the timing and amounts of buying decisions. Accordingly, we cannot fully control or predict the timing of our execution of contracts with customers. Prior sales and implementation cycles cannot be relied upon as any indication of future cycles.

        In addition, an implementation process of three to six or more months before the software is rolled out to a customer's sales force is customary. However, if a customer were to delay or extend its implementation process, our quarterly revenues may decline below expected levels and could adversely affect our results of operations.

  OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE

        Our total revenue and operating results may vary significantly from quarter-to-quarter. The main factors that could cause these fluctuations are:

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

        To remain competitive, we also may have to spend more of our resources on product research and development than we have in the past. As a result, our results of operations could be materially and adversely affected.

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

        OUR INTERNATIONAL OPERATIONS HAVE RISKS THAT OUR DOMESTIC OPERATIONS DO NOT

        We have recently significantly expanded and may in the future further expand our international operations and enter additional international markets. This expansion would require significant management attention and financial resources that could adversely affect operating margins and earnings. We may not be able to maintain or increase international market demand for our products and services. If we do not, our international sales will be limited and our business, financial condition or results of operations could be materially and adversely affected.

        The sale of our products and services in foreign countries accounts for, and is expected in the future to account for, an increasing material part of our revenues. These sales are subject to substantial risks inherent in international business activities, including:

  •
  adverse changes in the political stability and economic environments in these countries and regions;

  •
  adverse changes in tax, tariff and trade and other regulations;

  •
  the absence or significant lack of legal protection for intellectual property rights in certain of these countries; and

  •
  difficulties in managing an organization spread on a global basis.

        Each of the above risks could have a significant impact on our revenues, profitability and our ability to deliver products on a competitive and timely basis, which could materially and adversely affect our business, financial condition or operating results.

        Since we have operations in a number of countries and our service agreements in such countries are denominated in foreign currencies, we face exposure to adverse movements in foreign currency exchange rates. As currency rates change, translation of the income statements of our international entities from local currencies to U.S. dollars affects period-over-period comparability of operating results. Historically, we have not hedged these translation risks because we generally reinvest our cash flows from international operations. However, we continue to evaluate foreign currency translation risk exposure. As we continue to grow our international business, the risks associated with foreign currency translation will also grow.

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

        IF OUR SECURITY MEASURES ARE BREACHED AND AN UNAUTHORIZED PARTY OBTAINS ACCESS TO A CUSTOMER'S DATA, CERTAIN OF OUR SOLUTIONS MAY BE PERCEIVED AS BEING INSECURE AND CUSTOMERS MAY CURTAIL OR STOP USING OUR SERVICE.

        Certain of our solutions involve the storage and transmission of customers' proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and potential liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose existing customers and our ability to obtain new customers.

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

        GOVERNMENTAL REGULATION MAY MATERIALLY AND ADVERSELY AFFECT OUR ABILITY TO DISTRIBUTE CONTROLLED SUBSTANCES THROUGH THE MAIL

        Through the interactive marketing business we acquired in the Synavant acquisition, we may distribute controlled substances to doctors' offices through the mail as part of certain interactive marketing programs provided on behalf of pharmaceutical manufacturers. It is important to the business that this practice of distributing prescription-only drugs continues. Future legislation may restrict our ability to provide these types of services. If any such legislation is enacted, it could have a material and adverse effect on our business, operating results and financial condition.

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

        WE FACE RISKS IN CONNECTION WITH IMPLEMENTING THE REQUIREMENTS OF SECTION 404 OF THE SARBANES OXLEY ACT

        We have been engaged in a very lengthy and time consuming process of evaluating our internal control over financial reporting in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the

Sarbanes-Oxley Act. This is a continuing process and we cannot be certain as to the timing of completion of our future reviews, evaluation, testing and remediation actions or the impact of the same on our operations or the results of the required testing and required attestation report by us and also by our registered independent public accounting firm. If at any time we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such actions could have a material adverse affect our financial results and the price of our common stock.

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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

        Because we have operations in a number of countries and our service agreements in such countries are denominated in a foreign currency, we face exposure to adverse movements in foreign currency exchange rates. As currency rates change, translation of the income statements of our international entities from local currencies to U.S. dollars affects year-over-year comparability of operating results. Historically, we have not hedged translation risks because we generally reinvest our cash flows from international operations. However, we continue to evaluate foreign currency translation risk exposure.

        Management estimates that a 10% change in foreign exchange rates would have impacted 2004 reported operating profit by approximately $1,957. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that losses from one area may be offset by gains from another area. As we continue to grow our international businesses, the risks associated with foreign currency translation will also grow.

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

        Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average yield of the Company's investments decreased by 100 basis points, our interest income for the year ended December 31, 2004 would have decreased approximately $424. This estimate assumes that the decrease occurred on the first day of 2004 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investments and future changes in investment yields.

ITEM 8.    Financial Statements and Supplementary Data

        The Company's 2004 Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP, are included in Item 15. The supplementary financial information required by this Item 8 is included in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Item 7.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On May 11, 2004 Ernst & Young LLP ("E&Y") resigned as the independent auditor for the Company.

        E&Y was initially engaged by the Company as its independent auditor effective April 4, 2002. The reports of E&Y on the Company's financial statements for the years ended December 31, 2003 and 2002 do not contain an adverse opinion or a disclaimer of opinion and are not qualified or modified as to uncertainty, audit scope or accounting principles.

        During the years ended December 31, 2003 and 2002 and through May 11, 2004, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. The Company believes that, during the years ended December 31, 2003 and 2002 and through May 11, 2004, there were no disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to such disagreement in its reports. The quarterly written reports of E&Y to the Audit Committee under SAS 61 and AU Section 722 prior to E&Y's resignation are consistent with this conclusion.

        In connection with its review of the Company's draft Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, E&Y identified a material transaction for which during the quarter the Company had included revenue on the transfer and sale of certain irrevocable licenses in an initial stocking order to a Japanese distributor. Based on its review and analysis, E&Y determined that the revenue related to this particular transaction should be accounted for utilizing the "sell-through" method of accounting, provided the other criteria for revenue recognition under applicable accounting standards were met. After discussion and further review, the Company agreed with this position and did not include this revenue in the quarterly report or its quarterly results. This matter was reviewed with both the Company's Audit Committee and with the Company's Board of Directors in meetings on October 21, 2003 by E&Y. In connection with the Company's preparation of a Current Report on Form 8-K in connection with E&Y's resignation, E&Y informed the Company that, upon further review and analysis of all discussions and information through the date of its resignation, E&Y concluded that in its view in fact there had been a disagreement in connection with the matters described above. The Company has not changed its conclusion that no disagreement occurred.

        The Audit Committee authorized E&Y to respond fully to any and all inquiries of the successor auditor concerning any matters that occurred during E&Y's tenure as the Company's auditor, including any of the matters referred to above.

        E&Y furnished a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements.

ITEM 9A. Controls and Procedures

        The Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

        The Company's Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

        Based on this assessment, management determined that, as of December 31, 2004, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Deloitte & Touche LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management's assessment of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dendrite International, Inc.
Bedminster, New Jersey

        We have audited management's assessment, included in the accompanying "Management's Report on Internal Control Over Financial Reporting", included in Item 9A, that Dendrite International Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2004 and the related financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 16, 2005

ITEM 9B. Other Information

        Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        Information concerning the Company's directors under the caption "Election of Directors" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, the information concerning the Company's executive officers set forth in Part I, Item 1 above under the caption "Executive Officers," and the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the Company's 2005 Annual Meeting of Shareholders, are incorporated herein by reference.

        The information regarding the Company's Audit Committee and its designated audit committee financial expert is set forth under the caption "Board and Committee Meetings" in the Company's Proxy Statement for the Company's 2005 Annual Meeting of Shareholders and such information is incorporated by reference herein.

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

ITEM 11. Executive Compensation

        The information set forth under the caption "Executive Compensation and Related Information" and the information concerning director compensation under the caption "Director Compensation" in the Company's Proxy Statement for the Company's 2005 Annual Meeting of Shareholders, are incorporated herein by reference. The information included under "Report of the Compensation Committee," "Report of the Audit Committee" and "Performance Graph" is not incorporated in this Item 11.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        The information set forth under the captions "Beneficial Ownership of Common Stock" and "Equity Compensation Plan Information" in the Company's Proxy Statement for the Company's 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

        The information set forth under the caption "Certain Transactions with Related Parties" in the Company's Proxy Statement for the Company's 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

        The information regarding principal accounting fees and services and the Company's pre-approval policies and procedures for audit and non-audit services provided by the Company's independent registered public accounting firms are set forth under the caption "Principal Accountant Fees and

Services" in the Company's Proxy Statement for the Company's 2005 Annual Meeting of Shareholders and such information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this report:

1.
Financial Statements

      Reports of Independent Registered Public Accounting Firms

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statements of Stockholders' Equity

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedules:

      i.  Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits. The exhibits in the accompanying "Exhibit Index" are incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENDRITE INTERNATIONAL, INC.
Date: March 16, 2005	By:	JOHN E. BAILYE John E. Bailye Chairman of the Board and Chief Executive Officer

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Name	Title	Date

JOHN E. BAILYE John E. Bailye	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2005
KATHLEEN E. DONOVAN Kathleen E. Donovan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005
BRENT J. COSGROVE Brent J. Cosgrove	Vice President and Corporate Controller (Principal Accounting Officer)	March 16, 2005
JOHN A. FAZIO John A. Fazio	Director	March 16, 2005
BERNARD M. GOLDSMITH Bernard M. Goldsmith	Director	March 16, 2005
EDWARD J. KFOURY Edward J. Kfoury	Director	March 16, 2005

PAUL A. MARGOLIS Paul A. Margolis	Director	March 16, 2005
JOHN H. MARTINSON John H. Martinson	Director	March 16, 2005
TERENCE H. OSBORNE Terence H. Osborne	Director	March 16, 2005
PATRICK J. ZENNER Patrick J. Zenner	Director	March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dendrite International, Inc.
Bedminster, New Jersey

        We have audited the accompanying consolidated balance sheet of Dendrite International, Inc. and subsidiaries (the "Company") as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such 2004 consolidated financial statements present fairly, in all material respects, the financial position of Dendrite International, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2004 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dendrite International, Inc.

        We have audited the accompanying consolidated balance sheet of Dendrite International, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2 for the years ended December 31, 2003 and 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dendrite International, Inc. and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
January 29, 2004

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, Except Share Data)

	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$64,020	$30,405
Accounts receivable, net of allowance for doubtful accounts of $2,034 and $1,595, respectively	71,653	71,383
Prepaid expenses and other current assets	6,935	6,427
Deferred income taxes	5,029	8,844
Facility held for sale	—	6,900

Total current assets	147,637	123,959

Property and equipment, net of accumulated amortization of $56,499 and $43,946, respectively	45,283	28,140
Other assets	7,922	4,060
Long-term receivable	—	3,157
Goodwill	80,963	70,403
Intangible assets, net	19,876	18,574
Purchased capitalized software, net	1,056	1,666
Capitalized software development costs, net	9,170	6,126
Deferred income taxes	9,873	6,372

	$321,780	$262,457

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$8,171	$4,990
Income taxes payable	12,013	6,194
Capital lease obligations	1,689	1,033
Accrued compensation and benefits	16,058	16,104
Accrued professional and consulting fees	7,413	7,842
Other accrued expenses	19,284	21,038
Purchase accounting restructuring accrual	3,407	3,203
Deferred revenues	13,347	16,379

Total current liabilities	81,382	76,783

Capital lease obligations	3,036	187
Purchase accounting restructuring accrual	3,736	8,627
Deferred rent	2,070	369
Other non-current liabilities	3,967	356
Stockholders' Equity:
Preferred stock, no par value, 15,000,000 shares authorized, none issued	—	—
Common stock, no par value, 150,000,000 shares authorized, 44,913,584 and 43,013,428 shares issued; 42,374,836 and 40,790,728 shares outstanding at December 31, 2004 and December 31, 2003, respectively	125,237	100,448
Retained earnings	127,501	97,936
Deferred compensation	(123)	(56)
Accumulated other comprehensive income (loss)	1,239	(1,317)
Less treasury stock, at cost	(26,265)	(20,876)

Total stockholders' equity	227,589	176,135

	$321,780	$262,457

The accompanying notes are an integral part of these consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, Except Per Share Data)

	Year Ended December 31,
	2004	2003	2002
Revenues	$399,197	$321,107	$225,756
Operating Costs & Expenses:
Operating costs	205,896	162,481	111,381
Selling, general and administrative	132,016	107,862	77,132
Research and development	9,316	11,633	10,396
Amortization of acquired intangible assets	4,851	4,308	335
Restructuring benefit	—	—	(47)
Asset impairment	—	—	1,832
Other operating income	(707)	—	—

Total operating costs & expenses	351,372	286,284	201,029

Operating income	47,825	34,823	24,727
Interest income, net	(64)	(731)	(1,085)
Other expense (income), net	277	(560)	149

Income before income tax expense	47,612	36,114	25,663
Income tax expense	18,047	15,054	10,265

Net income	$29,565	$21,060	$15,398

Net income per share:
Basic	$0.71	$0.52	$0.39

Diluted	$0.69	$0.51	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Retained Earnings	Deferred Compensation		Comrehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
	Shares	Dollars
BALANCE, JANUARY 1, 2002	39,654	$89,613	$61,478	$(133)	$(2,704)	$—	$(19,407)	$128,847
Purchase of treasury shares	(277)	—	—	—	—	—	(1,469)	(1,469)
Issuance of common stock	557	2,807	—	—	—	—	—	2,807
Changes in deferred compensation	—	—	—	57	—	—	—	57
Stock option tax benefits	—	856	—	—	—	—	—	856
Acquisition of SAI	—	1,237	—	—	—	—	—	1,237
Stock option tax benefit adjustment	—	(1,476)	—	—	—	—	—	(1,476)
Comprehensive income:
Net income	—	—	15,398	—	—	$15,398	—	15,398
Currency translation adjustment	—	—	—	—	502	502	—	502

Comprehensive income	—	—	—	—	—	$15,900	—	—

BALANCE, DECEMBER 31, 2002	39,934	93,037	76,876	(76)	(2,202)	—	(20,876)	146,759
Issuance of common stock	857	6,235	—	—	—	—	—	6,235
Changes in deferred compensation	—	—	—	20	—	—	—	20
Stock option tax benefits	—	1,176	—	—	—	—	—	1,176
Comprehensive income:
Net income	—	—	21,060	—	—	$21,060	—	21,060
Currency translation adjustment	—	—	—	—	885	885	—	885

Comprehensive income	—	—	—	—	—	$21,945	—	—

BALANCE, DECEMBER 31, 2003	40,791	100,448	97,936	(56)	(1,317)	—	(20,876)	176,135
Common stock issued under replacement option program	71	4,696	—	—	—	—	(5,389)	(693)
Issuance of common stock	1,305	13,363	—	—	—	—	—	13,363
Changes in deferred compensation	14	335	—	(67)	—	—	—	268
Stock option tax benefits	—	3,078	—	—	—	—	—	3,078
Shares issued in connection with acquision	194	3,317	—	—	—	—	—	3,317
Comprehensive income:
Net income	—	—	29,565	—	—	$29,565	—	29,565
Currency translation adjustment	—	—	—	—	2,556	2,556	—	2,556

Comprehensive income	—	—	—	—	—	$32,121	—	—

BALANCE, DECEMBER 31, 2004	42,375	$125,237	$127,501	$(123)	$1,239	—	$(26,265)	$227,589

The accompanying notes are an integral part of these consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income	$29,565	$21,060	$15,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,589	21,717	14,096
Asset impairment	—	—	1,832
Amortization of deferred compensation, net of forfeitures	268	(30)	68
Deferred income tax expense	2,699	3,530	132
Other adjustments for non-cash items	—	—	(47)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	7,472	6,105	(4,889)
Decrease (increase) in prepaid expenses and other current assets	585	(1,090)	—
Decrease (increase) in other assets	622	32	(22)
Decrease in prepaid income taxes	—	—	4,744
Decrease in accounts payable and accrued expenses	(6,389)	(20,775)	(5,076)
Decrease in purchase accounting restructuring accrual	(6,612)	(10,883)	—
Increase in income taxes payable	8,518	398	3,656
Decrease in accrued restructuring charge	—	(260)	(2,643)
Decrease in deferred revenue	(4,076)	(2,161)	(3,260)
Increase (decrease) in other non-current liabilities	1,451	(279)	200

Net cash provided by operating activities	55,692	17,364	24,189

Investing activities:
Purchases of short-term investments	—	—	(14,710)
Sales of short-term investments	—	1,294	19,798
Proceeds from sale-leaseback of furniture and equipment	2,162	—	—
Acquisitions, net of cash acquired	(8,375)	(53,458)	(13,117)
Purchases of property and equipment	(19,881)	(6,350)	(11,113)
Additions to capitalized software development costs	(5,886)	(3,182)	(2,678)
Other, net	(100)	400	(700)

Net cash used in investing activities	(32,080)	(61,296)	(22,520)

Financing activities:
Borrowings from line of credit	—	8,000	—
Repayments of line of credit	—	(8,000)	—
Repayments of long-term debt	(3,344)	—	—
Repayments of acquired loan	(624)	—	—
Payments on capital lease obligations	(1,147)	(999)	(330)
Purchases of treasury stock	—	—	(1,469)
Issuance of common stock	13,363	6,235	2,807

Net cash provided by financing activities	8,248	5,236	1,008

Effect of foreign exchange rate changes on cash	1,755	793	137
Net increase (decrease) in cash and cash equivalents	33,615	(37,903)	2,814
Cash and cash equivalents, beginning of year	30,405	68,308	65,494

Cash and cash equivalents, end of year	$64,020	$30,405	$68,308

The accompanying notes are an integral part of these consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, Except Share and Per Share Data)

1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

        Dendrite International, Inc. and its subsidiaries (the "Company") provide a broad array of solutions worldwide focused primarily on improving the sales and marketing productivity of the pharmaceutical and other life sciences industries. The Company's solutions span the pharmaceutical commercialization process including clinical development, brand marketing, customer management, sales effectiveness and compliance management.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of Dendrite International, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

        The functional currencies of the Company's foreign operations have been deemed to be the local country's currency. As a result, the assets and liabilities of the Company's wholly-owned international subsidiaries are translated at their respective year-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translation adjustments are included in "Accumulated other comprehensive income (loss)" and are reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses are immaterial in each year. To date, the Company has not engaged in any foreign currency hedging activities.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company believes its critical accounting policies to be revenue recognition, acquisitions and related accruals, impairments, income taxes and capitalized software.

Revenue Recognition

        The Company provides a comprehensive range of customer relationship management ("CRM") software products, technology support services and various distribution and marketing services to the pharmaceutical industry. New customers that purchase software products from the Company generally enter into a license contract and a services contract with the Company. The Company's software licenses typically provide for a perpetual right to use the Company's software and are contracted for within a license agreement that provides for license fees billable upon contract execution. When purchasing new software, customers often also purchase implementation services, which are essential to the functionality of the Company's software. These services are contracted for in a services contract, which generally provides for payment terms over the course of the implementation project. This contract also covers the specific ongoing support services that may have been purchased by the customer, which typically begin after the completion of the software implementation. Certain customers who have not purchased software from the Company will also enter into services contracts, and the Company will provide services that may include technology solutions services and/or distribution and marketing services.

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

        Revenues for the Company's software licenses and related implementation fees are considered one accounting unit, and are recognized using the percentage-of-completion method as prescribed by AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," ("SOP 81-1") and pursuant to paragraph 7 of AICPA Statement of Position 97-2 ("SOP 97-2"). The Company has not historically deferred performance costs related to its software and implementation arrangements, as revenues are generally recognized as the associated costs are incurred. The Company uses the input measure of labor incurred to monitor progress-to-completion on its software and implementation projects. Under the terms of its contracts with customers, the Company does not have the right to invoice for claims relating to overruns in its fixed fee implementation projects. To the extent that a customer submits a properly authorized change of scope document, the Company will add the budgeted revenues and costs to its existing percentage-of-completion model, as a change in estimate, for that particular project. The expected gross margin for changes of scope generally approximates that for the overall project, and therefore project revenue recognition has not historically been impacted significantly by the addition of change of scope work orders. The Company evaluates its contract accounting projects for expected losses. If it becomes evident that a project will result in a loss, the Company will provide for this loss in the period that such loss becomes evident. Contract profitability is measured at the gross margin level, with no allocation of overhead or other inclusion of indirect costs.

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

        In connection with the acquisition of Synavant Inc. ("Synavant") (Note 2), the Company assumed an existing agreement between Synavant and IMS Health, Synavant's former parent company, for subscription access to certain information databases between the two companies. The databases, namely Xponent (owned by IMS Health) and Pharbase (owned by the Company), contain information related to prescription drug trends and physicians, respectively. The companies sell information from these databases to their customers. The fees charged between IMS Health and the Company are fixed and the annual fee amounts, under the current agreement, offset one another. During the year ended December 31, 2003, the Company recorded $750 of revenues and $750 of costs related to this arrangement.

Shipping and Handling Fees

        Shipping and handling fees billed to customers are recorded as revenue and shipping and handling costs paid to vendors are recorded as operating costs. Shipping and handling fees recorded as revenues and operating costs for the year ended December 31, 2004, 2003 and 2002 were $17,361, $7,361 and $0, respectively.

Stock Based Compensation

        The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation,"(SFAS 123) as amended by SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The Company applies Accounting Principles Board 25, "Accounting for Stock Issued to Employees"("APB 25") and related interpretations in accounting for stock options granted under the Company's stock option plans (the "Plans"). Accordingly, compensation cost has been computed for the Plans based on the intrinsic value of the stock options at the date of grant, which represents the difference between the exercise price and the fair value of the Company's stock. The exercise price of all stock options granted equaled the fair value of the Company's stock at the date of option grant and accordingly, no compensation cost related to stock options has been recorded in the accompanying consolidated statements of operations. Had compensation cost for the Plans and the employee stock purchase plan been determined consistent with SFAS 123, the Company's net income and net income per share would have been adjusted to the following pro forma amounts:

	For the Year Ended December 31,
	2004	2003	2002
Net income as reported	$29,565	$21,060	$15,398
Add/(Deduct): Deferred compensation amortization, net of forfeitures recognized in accordance with APB 25, net of related tax effects	26	(18)	41
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(21,967)	(10,693)	(14,816)

Pro forma net income	$7,624	$10,349	623

Earnings per share:
Basic—as reported	$0.71	$0.52	$0.39
Basic—pro forma	$0.18	$0.26	$0.02
Diluted—as reported	$0.69	$0.51	$0.38
Diluted—pro forma	$0.18	$0.25	$0.02

        The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	For the Year Ended December 31,
	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average expected stock price volatility	67.4%	70.0%	80.0%
Weighted-average risk-free interest rate	3.2%	3.2%	3.8%
Expected life of the option (years)	5.25	5.25	6.00

        The stock-based employee compensation expense determined under the fair value based methods for all awards, net of related tax effects, disclosed above is determined based upon the number and fair value of options granted and an estimate of forfeitures. The expense is recognized over the vesting period of the options. Under SFAS 123, compensation expense is not recognized for options that are forfeited due to the employee's failure to fulfill service requirements. Therefore, while the fair value per option is not recalculated, the number of options vesting would change, thus requiring recalculation of the aggregate compensation expense. The Company accounts for forfeitures by estimating the total number of awards that will vest and adjusting that estimate if evidence becomes available that a different number of awards are expected to vest.

Deferred Revenues

        Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This predominantly occurs in two situations: a) annual billings of software maintenance fees; and b) upfront billings of fees that are recognized over time.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Supplemental Cash Flow Information

        For the years ended December 31, 2004, 2003 and 2002, the Company paid interest of approximately $420, $80 and $15, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company paid income taxes of approximately $8,864, $11,811, and $5,895, respectively.

        Pursuant to the terms of its replacement option program, the Company accepted 316,000 shares of its common stock from an executive, in lieu of cash for the exercise of approximately 387,000 stock options. The shares delivered were valued at approximately $5,389 on the date of exercise, which value was equal to the number of options exercised multiplied by the exercise price.

        In 2004, the Company also entered into new capital lease arrangements for computer hardware and other equipment of approximately $2,400 expiring through November 2007.

        The following table lists assets (other than cash) that were acquired and liabilities that were assumed in connection with the acquisitions in 2004, 2003 and 2002 as discussed in Note 2:

	2004	2003	2002
Assets Acquired
Accounts receivable	$2,867	$30,156	$5,732
Other current assets	1,901	9,156	398
Property and equipment	736	9,158	1,689
Other assets	458	8,797	1,402
Intangibles	5,444	18,900	5,583
Goodwill	10,112	58,273	7,634

Total assets acquired	21,518	134,440	22,438

Liabilities Assumed
Restructuring reserve—current	(322)	(11,535)	—
Deferred revenue	(709)	(10,320)	(1,209)
Other current liabilities	(7,833)	(48,144)	(5,655)
Restructuring reserve—long-term	—	(9,709)	—
Other liabilities	—	(644)	(1,220)

Total liabilities assumed	(8,864)	(80,352)	(8,084)

Net assets acquired, net of cash	12,654	54,088	14,354
Unpaid purchase price and professional fees incurred in connection with the acquisitions	(962)	(630)	—
Value of stock options issued	(3,317)	—	(1,237)

Cash paid, net of cash acquired	$8,375	$53,458	$13,117

Short-Term Investments

        The Company held investments in highly rated corporate and municipal bonds. These investments were carried at cost which approximates fair value. As of December 31, 2004 and 2003 there were no short term investments.

Receivables and Allowance for Doubtful Accounts

        Receivables consist of amounts billed and currently due to the Company from normal business activities and unbilled costs primarily related to revenues on long-term contracts that have been recognized for accounting purposes, but not yet billed to customers. The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer's financial condition and current economic trends.

Impairment of Long-Lived Assets

        The Company reviews its long-lived assets, including property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset's fair value. As of December 31, 2004 there is no evidence of impairment.

Property and Equipment

        Property and equipment, including software developed for internal use, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis. Maintenance, repairs and minor replacements that do not extend the life or functionality of the related assets are charged to expense as incurred; renewals and betterments are capitalized.

Capitalized Software Development Costs

        In accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or a detailed working program design, to the point in time that the product is available for general release to customers. Capitalized software costs are amortized on a product-by-product basis. Capitalized software amortization is the greater of the ratio of current revenues for a product to the total of current and anticipated future gross revenues for that product or on a straight-line basis over the remaining estimated economic life of the product, including the current reporting period (not to exceed four years). Amortization of capitalized software begins with the general release of a product to customers. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of December 31, 2004, management believes that no revisions to the remaining useful lives or write-down of capitalized development costs are required. The amount of capitalized software development related to the development of new software products or the enhancement of existing software products from sale of licenses as of December 31, 2004 and 2003 was as follows:

	December 31,
	2004	2003
Capitalized software development costs	$26,607	$20,721
Less: Accumulated amortization	(17,437)	(14,595)

Capitalized software development costs, net	$9,170	$6,126

        Amortization of capitalized software development costs for the years ended December 31, 2004, 2003 and 2002 was $2,842, $2,654 and $2,601, respectively, and is included in operating costs in the accompanying consolidated statements of operations.

        In connection with certain business acquisitions (Note 2), the Company purchased software that was determined to have reached technological feasibility. The amount of purchased capitalized software remaining as of December 31, 2004 and 2003 was as follows:

	December 31,
	2004	2003
Capitalized software development costs	$2,441	$2,441
Less: Accumulated amortization	(1,385)	(775)

Capitalized software development costs, net	$1,056	$1,666

        Amortization expense of purchased capitalized software for the years ended December 31, 2004, 2003 and 2002 was $610, $609 and $166, respectively, and is included in amortization of acquired intangible assts in the accompanying consolidated statement of operations.

Goodwill and Intangible Assets

        In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets"("SFAS 142"). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. On an annual basis, or when management determines that the carrying value of an indefinite-lived intangible asset may not be recoverable based upon the existence of certain indicators of impairment, the Company calculates and compares the fair value of the indefinite-lived intangible asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss will be recognized in an amount equal to the difference. If the Company deems the useful life to be no longer indefinite, after testing for impairment in accordance with the applicable rules stated above, the Company amortizes the intangible asset over its remaining estimated useful life, following the pattern in which the expected benefits will be consumed or otherwise used up and the Company would continue to review for impairment in the future on an annual basis Based on the impairment tests performed, there was no impairment of goodwill in 2004, 2003 or 2002; however, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

Deferred Rent

        The Company has leases for its facilities, which include escalation clauses and concessions as well as tenant improvement allowances. In accordance with accounting principles generally accepted in the

United States of America, the Company recognizes rental expense, including tenant improvement allowances, on a straight-line basis over the life of the leases, irrespective of the timing of payments to or from the lessor.

Asset Retirement Obligations

        The Company accrues for asset retirement obligations over the period in which the obligations are incurred. These costs consist primarily of retro-fit costs related to leasehold improvements required at lease termination and are accrued at the estimated fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded. As of December 31, 2004 and 2003, the Company has approximately $465 and $400 accrued for asset retirement obligations, respectively.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes." ("SFAS 109") Under SFAS 109, deferred tax assets and liabilities reflect the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. In addition, in accordance with SFAS 109, a valuation allowance is required to be recognized if it is not believed to be "more likely than not" that a deferred tax asset will be realized.

        At December 31, 2004 and 2003, there were approximately $25,211 and $13,708, respectively, of undistributed earnings of non-U.S. subsidiaries that are considered to be reinvested indefinitely. If such earnings were remitted to the Company, the applicable United States federal income and foreign withholding taxes may be wholly or partially offset by foreign tax credits. As a result, the determination of potential U.S. income taxes on these undistributed earnings is not practicable at December 31, 2004 or 2003.

        The American Jobs Creation Act (the "Act") was passed on October 22, 2004. The Act provides for certain tax benefits including but not limited to those associated with the reinvestment of foreign earnings in the United States. The Company is currently evaluating the Act and may or may not benefit from such provisions. For 2005, the Company could elect under the Act to apply an 85% dividends-received deduction against certain dividends received from controlled foreign corporations, in which the Company is a U.S. shareholder. Undistributed earnings being considered for potential repatriation could be as much as $25,000. Historically, the Company has not provided for potential taxes on repatriation of foreign earnings as all of its foreign subsidiaries undistributed earnings have been considered permanently reinvested. When the Company completes its evaluation of the Act and determines to repatriate undistributed earnings, the Company would provide for additional tax expense or benefit, if any, in that period.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and short-term investment balances and trade accounts receivable. The Company invests its excess cash with large banks. The Company's customer base principally comprises companies within the pharmaceutical industry. As a result, the Company derives its revenues from a limited number of large pharmaceutical companies. As of December 31, 2004 and 2003, 19% and 17% of our receivables balance was due from our largest customer, respectively. The Company performs evaluations of its customers' financial condition and does not require collateral from its customers.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense was $3,794, $2,688 and $3,245 for the years ended December 31, 2004, 2003 and 2002, respectively.

Net Income Per Share

        The Company calculates net income per share pursuant to SFAS 128, "Earnings Per Share." The following table presents the computation of basic and diluted net income per share for the years ended:

	December 31,
	2004	2003	2002
Basic net income per share computation:
Net income	$29,565	$21,060	$15,398

Weighted-average common shares outstanding	41,503	40,340	39,872

Basic net income per share	$0.71	$0.52	$0.39

Diluted net income per share computation:
Net income	$29,565	$21,060	$15,398

Diluted common shares outstanding:
Weighted-average common shares outstanding	41,503	40,340	39,872
Impact of dilutive stock options	1,572	1,075	255

Diluted common shares outstanding	43,075	41,415	40,127

Diluted net income per share	$0.69	$0.51	$0.38

Reclassifications

        Certain reclassifications have been made to prior year amounts to conform to current year presentation. These include reclassing deposits from prepaid expenses and other current assets to other assets as well as reclassing deferred rent from other accrued expenses to deferred rent.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)") as a replacement to SFAS 123. This statement supersedes APB 25, "Accounting for Stock Issued to Employees" which allowed companies to use the intrinsic method of valuing share-based payment transactions and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123. The effective date is at the beginning of the first interim or annual period beginning after June 15, 2005. SFAS 123(R) provides two alternatives for adoption: (1) a "modified prospective" method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a "modified retrospective" method which follows the approach in the "modified prospective"" method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. The Company plans to adopt SFAS 123(R) using the modified prospective method. In addition, SFAS 123 (R) also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. The adoption of FAS 123(R)'s fair value method is expected to have a significant impact on the Company's consolidated results of operations, though it will have no impact on the Company's overall financial position. However, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

2.     ACQUISITIONS

Schwarzeck

        On July 20, 2004, the Company completed the strategic acquisition of Schwarzeck-Verlag GmbH ("Schwarzeck"). Schwarzeck was a provider of physician databases, direct marketing services and sample fulfillment services to pharmaceutical companies in Germany. This acquisition accelerated the Company's expansion in Europe and increases its interactive marketing solutions and services to the German pharmaceutical industry. In connection with the acquisition, the Company restructured the combined operations by eliminating certain former Schwarzeck positions. Schwarzeck's results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. The Company has preliminarily allocated the entire purchase price of approximately $800 to purchased database. The purchase database asset recorded for financial statement purposes is not deductible for tax purposes. The assets acquired and liabilities assumed in connection with the Schwarzeck acquisition, the aggregate purchase price and pro forma results of operations are not deemed material to the consolidated financial statements.

MDM

        On April 6, 2004, the Company completed the acquisition of the capital stock of the Medical Data Management group of companies ("MDM"). Primarily based in Warsaw, Poland, MDM was a leading provider of physician databases, market research and sales force support services to pharmaceutical companies in Poland, Hungary, Russia and the Ukraine. MDM's results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

        The aggregate purchase price for MDM was approximately $9,290 and consisted of approximately $5,700 in cash payments, approximately $3,320 in restricted stock and approximately $270 of legal and professional fees. The valuation of certain intangible assets was finalized in the fourth quarter of 2004.

The allocation of purchase price, including the net assets acquired of approximately $370, to intangible assets acquired in connection with the MDM acquisition is as follows:

	Weighted-Average Estimated Useful Life (Years)	Acquired Intangible Asset Value
Intangible Assets Subject to Amortization:
Purchased database	3	$1,700
Customer relationship assets	7	690
Other	4	240

Total Intangible Assets Subject to Amortization		2,630
Intangible Assets Not Subject to Amortization:
Goodwill	N/A	6,283

Total Intangible Assets		$8,913

        The goodwill and intangible assets recorded for financial statement purposes are not deductible for tax purposes.

        The assets acquired and liabilities assumed in connection with the MDM acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

Uto Brain

        On January 5, 2004, the Company completed its acquisition of the capital stock of Uto Brain Co., Ltd. ("Uto Brain"). Based in Osaka, Japan, Uto Brain provided more than thirty pharmaceutical companies with data, analytics, publishing and advisory services. The combining of resources of Uto Brain with the existing resources of Dendrite creates a comprehensive information, software and services company dedicated to the Japanese pharmaceutical industry and further enhances Dendrite's ability to provide solutions to enhance sales, marketing and clinical functions of pharmaceutical companies in the Japanese market. Uto Brain's results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

        The aggregate purchase price for Uto Brain was approximately $4,900 (498,270 Yen), including approximately $100 of legal and professional fees. As of December 31, 2004, the Company paid approximately $3,400 of the purchase price with approximately $1,400 still outstanding and included within Other Accrued Expenses on the December 31, 2004 consolidated balance sheet. In accordance with the purchase agreement, the outstanding balance is payable as follows: approximately $500 on January 5, 2005; and $900 on March 31, 2005. In addition, the Company assumed approximately $3,800 in bank debt and an acquired loan, all of which were repaid during the year ended December 31, 2004. The valuation of certain intangible assets was finalized in the fourth quarter of 2004. The allocation of purchase price, including net liabilities acquired of approximately $1,100, to intangible assets acquired in connection with the Uto Brain acquisition is as follows:

	Estimated Useful Life (Years)	Acquired Intangible Asset Value
Intangible Assets Subject to Amortization:
Customer relationship assets	10	$1,870
Trademarks	10	150

Total Intangible Assets Subject to Amortization		2,020
Intangible Assets Not Subject to Amortization:
Goodwill	N/A	3,944

Total Intangible Assets		$5,964

        The goodwill and intangible assets recorded for financial statement purposes are not deductible for tax purposes.

        The assets acquired and liabilities assumed in connection with the Uto Brain acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

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

        The aggregate purchase price was approximately $55,130, including consideration paid for the common stock, and approximately $3,445 of legal and professional fees incurred in connection with the transaction.

        A condensed balance sheet of Synavant, reflecting the amounts assigned to each major asset and liability category as of June 16, 2003, which includes the resolution of certain items during the finalization of the purchase price allocation in 2004, is as follows:

Assets Acquired
Current assets:
Cash	$1,042
Accounts receivable	30,156
Other current assets	9,156

Total current assets	40,354
Long-term assets
Property and equipment	9,158
Other assets	8,797

Total assets acquired, excluding goodwill and intangibles	$58,309

Liabilities Assumed
Current liabilities:
Restructuring reserve—current	11,535
Deferred revenue	10,320
Other current liabilities	48,144

Total current liabilities	69,999

Long-term liabilities
Restructuring reserve—long-term	9,709
Other liabilities	644

Total liabilities	80,352

Net liabilities assumed, excluding goodwill and intangible assets	$(22,043)
Intangibles	18,900
Goodwill	58,273

Net assets acquired	$55,130

        In connection with the Synavant acquisition, the Company recorded the allocation of purchase price to intangible assets as follows:

	Estimated Useful Life (Years)	Acquired Intangible Asset Value
Intangible Assets Subject to Amortization:
Backlog(1)	3	$ 2,400
Customer relationship assets	13	5,800
Non-compete covenants	2	2,100
Purchased database	10	2,600

Total Intangible Assets Subject to Amortization		12,900
Intangible Assets Not Subject to Amortization:
Goodwill	N/A	58,273
Trademarks	N/A	6,000

Total Intangible Assets		$77,173

(1)
Backlog is being amortized over a projected revenue curve of 3 years.

        The goodwill and intangible assets recorded for financial statement purposes are not deductible for tax purposes.

SAI

        On September 19, 2002, the Company acquired Software Associates International ("SAI"), a privately held company based in New Jersey. SAI provided software products and solutions that enhanced corporate level sales and marketing analysis for pharmaceutical companies. The results of SAI's operations have been included in the consolidated financial statements since the acquisition date.

        The aggregate purchase price was approximately $16,739 and consisted of: cash of approximately $15,092; accrued professional service fees of approximately $410; and options to purchase Dendrite common stock valued at approximately $1,237. The fair value of the stock options was estimated using the Black-Scholes valuation model.

        The Company recorded $7,634 of goodwill and $4,694 of acquired intangible assets, of which approximately $732 was assigned to registered trademarks. The remaining $3,962 of acquired intangible assets includes purchased software development costs of approximately $2,441, approximately $328 of non-compete agreements and approximately $1,193 of customer relationship assets.

        Pro forma unaudited results of operations of the Company as if the Synavant and SAI acquisitions had occurred on January 1, 2002 are as follows:

	December 31, 2003	December 31, 2002
Revenue	$386,190	$406,461
Net income	$ 5,144	$ 7,342
Basic income per share	$ 0.13	$ 0.18
Diluted income per share	$ 0.13	$ 0.18

3.     PURCHASE ACCOUNTING RESTRUCTURING ACCRUAL

        In connection with the June 2003 acquisition of Synavant, the Company restructured the combined operations by exiting certain former Synavant facilities and eliminating certain former Synavant positions. During finalization of the purchase price allocation in first quarter of 2004, the Company's management increased its restructuring accrual by approximately $1,800 due to an adjustment of the total costs to exit certain former Synavant facilities and recorded the corresponding adjustment to goodwill in the accompanying consolidated balance sheet. The Company anticipates that the balance related to the termination of employees will be paid during the current year and the remaining accrued restructuring balance related to the facility exit costs will be paid over the life of the facility leases, ending in February 2012.

        The liability accrued for expenses to be incurred in exiting certain Synavant facilities includes assumptions related to sublease income, which offsets future lease obligations. The underlying subleases are not in place for all facilities and the future placement of subleases, including the timing and terms and conditions of subleases, could be different than the assumptions utilized.

        In connection with the July 2004 acquisition of Schwarzeck, the Company restructured the combined operations by eliminating certain former Schwarzeck positions. The Company accrued approximately $300 to complete the restructuring plan.

        The activity related to purchase accounting restructuring accruals for the years ended December 31, 2004 and 2003 is summarized in the tables below:

	Purchase Accounting Restructuring Accrual as of December 31, 2003	2004 Adjustments	2004 Payments	Currency Translation Adjustments	Purchase Accounting Restructuring Accrual as of December 31, 2004
Synavant
Termination payments to employees	$2,378	$(207)	$(2,148)	$—	$23
Facility exit costs	7,187	1,791	(3,052)	—	5,926

Total Synavant	9,565	1,584	(5,200)	—	5,949
SAI
Lease termination costs	2,265	—	(1,318)	—	947
Schwarzeck
Termination payments to employees	—	322	(95)	20	247

Total	$11,830	$1,906	$(6,613)	$20	$7,143

	Purchase Accounting Restructuring Accrual as of December 31, 2002	2003 Additions / Adjustments	2003 Payments	Purchase Accounting Restructuring Accrual as of December 31, 2003
Synavant
Termination payments to employees	$—	$10,770	$(8,392)	$2,378
Facility exit costs	—	8,890	(1,703)	7,187

Total Synavant	—	19,660	(10,095)	9,565
SAI
Lease termination costs	3,252	—	(987)	2,265

Total	$3,252	$19,660	$11,082	$11,830

4.     PROPERTY AND EQUIPMENT

        Property and equipment is as follows:

		December 31,
	Estimated Useful Life (Years)
		2004	2003
Land	n/a	$2,352	$64
Building and building improvements	40	5,525	675
Computer hardware, software and other equipment	2 - 10	57,116	44,888
Furniture and fixtures	3 - 5	7,815	6,991
Leasehold improvements	Shorter of estimated useful life or lease term	23,549	17,160
Capital lease furniture and equipment	2 - 10	5,425	2,308

		101,782	72,086
Less: Accumulated depreciation and amortization		(56,499)	(43,946)

		$45,283	$28,140

        Depreciation expense, including amortization expense of capital leases, for the years ended December 31, 2004, 2003 and 2002 was $13,791, $14,719 and $11,161, respectively

5.     FACILITY HELD FOR SALE

        In April 2001, the Company paid $10,832 to purchase a 145,000 square foot building in Piscataway, New Jersey for the purpose of establishing a new U.S. operations facility to accommodate the Company's growth. In connection with its 2001 restructuring, the Company made the decision to shift its operations to other existing facilities and therefore decided to sell the new facility. This building was classified as a facility held for sale in the accompanying December 31, 2003 consolidated balance sheet. This facility had been actively marketed for sale since the second quarter of 2001. Due to economic events, and the related impact on the value of real estate, the Company recorded an asset impairment of $2,100 to reduce the carrying value of this facility to its estimated fair market value during the fourth quarter of 2001. During the third quarter of 2002, the Company determined an additional impairment existed due to the continued increase in vacancy rates in the surrounding area. Accordingly, the carrying value of the facility held for sale was adjusted to the new fair value, less costs to sell, of approximately $6,900, based upon a valuation. The resulting $1,832 impairment loss is the asset impairment charge included within the accompanying 2002 consolidated statements of operations.

        During the third quarter of 2004, the Company decided to consolidate its U.S. hardware services to this facility in Piscataway. Accordingly, the $6,900 carrying value, which represents the lower of its carrying amount before the asset was classified as held for sale, adjusted for any depreciation/amortization expense that would have been recognized had the asset been continuously classified as held and used, or fair value at the date of the subsequent decision not to sell, was reclassified to property and equipment in the consolidated balance sheet as of December 31, 2004.

6.     GOODWILL AND INTANGIBLE ASSETS

        The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

	As of December 31, 2004			As of December 31, 2003
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets Subject To Amortization:
Purchased capitalized software	$2,441	$(1,385)	$1,056	$2,441	$(775)	$1,666
Capitalized software development costs	26,607	(17,437)	9,170	20,721	(14,595)	6,126
Customer relationship assets	9,595	(2,222)	7,373	6,993	(904)	6,089
Backlog	2,400	(2,313)	87	2,400	(1,798)	602
Non-compete covenants	3,768	(2,678)	1,090	3,730	(1,170)	2,560
Purchased database	5,221	(979)	4,242	2,600	(140)	2,460
Trademarks	151	(15)	136
Other intangibles	413	(197)	216	177	(46)	131

Total	50,596	(27,226)	23,370	39,062	(19,428)	19,634
Intangible Assets Not Subject to Amortization:
Goodwill	80,963	—	80,963	70,403	—	70,403
Trademarks	6,732	—	6,732	6,732	—	6,732

Total	87,695	—	87,695	77,135	—	77,135

Total Goodwill and Intangible Assets	$138,291	$(27,226)	$111,065	$116,197	$(19,428)	$96,769

        The changes in the carrying amount of intangible assets not subject to amortization for the years ended December 31, 2004 and 2003 are as follows:

	Balance as of December 31, 2003	Acquisitions/ Purchase Accounting Adjustments	Currency Translation Adjustments	Balance as of December 31, 2004
Goodwill	$70,403	$10,468	$92	$80,963
Trademarks	6,732	—	—	6,732

Total	$77,135	$10,468	$92	$87,695

	Balance as of December 31, 2002	Acquisitions/ Purchase Accounting Adjustments	Balance as of December 31, 2003
Goodwill	$12,353	$58,050	$70,403
Trademarks	732	6,000	6,732

Total	$13,085	$64,050	$77,135

        Included in the "Acquisitions/Purchase Accounting Adjustments" of $10,468 disclosed above is approximately $300 of net adjustments related to the Synavant acquisition arising from the finalization of the purchase price allocation during 2004. These adjustments primarily include an increase to the purchase accounting restructuring accrual of approximately $1,800 related facility exit costs discussed in Note 3, an increase to other current liabilities of approximately $1,000 related to a pre-acquisition contingency and increases to current deferred tax assets and current deferred tax liabilities of approximately $6,200 and $3,900, respectively, related to the revision of prior year estimates made to related accruals, reserves and net operating losses.

        The following table reconciles net intangible assets subject to amortization for the period from December 31, 2003 to December 31, 2004:

		2004 Year-to-Date Activity
	Net Intangibles as of December 31, 2003	Additions	Amortization	Translation and Other	Net Intangibles as of December 31, 2004
Purchased capitalized software	$1,666	$—	$(610)	$—	$1,056
Capitalized software development costs	6,126	5,886	(2,842)	—	9,170
Customer relationship assets	6,089	2,560	(1,318)	42	7,373
Backlog	602	—	(515)	—	87
Non-compete covenants	2,560	—	(1,508)	38	1,090
Purchased database	2,460	2,563	(839)	58	4,242
Trademarks	—	150	(15)	1	136
Other intangibles	131	240	(151)	(4)	216

Total	$19,634	$11,399	$(7,798)	$135	$23,370

        Amortization expense related to intangible assets, including internally developed capitalized software costs, for the years ended December 31, 2004, 2003 and 2002 was $7,798, $6,998 and $2,845, respectively. Aggregate future annual amortization expense of intangible assets is estimated to be:

Year Ending December 31,
2005	$6,658
2006	5,807
2007	3,604
2008	1,519
2009	975
Thereafter	4,807

$23,370

7.     LONG TERM RECEIVABLE

        During the year ended December 31, 2002, the Company recorded a long-term receivable of $6,314 from a major U.S. pharmaceutical company as part of a five-year contract. As of December 31, 2003, $3,157 of the long-term receivable was classified within accounts receivable as the amount was due and paid in January 2004. As of December 31, 2004, all amounts have been paid.

8.     REVOLVING CREDIT

        The Company entered into a line-of-credit agreement (the "Agreement") as of June 16, 2003, in the amount of $30,000 with JPMorgan Chase Bank that expires on July 1, 2005. The Agreement is available to finance working capital needs and possible future acquisitions. Among other covenants, the Agreement requires the Company to maintain a minimum consolidated net worth, measured quarterly, which is equal to $130,000, plus 50% of net income earned after April 1, 2003, and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. As of December 31, 2004, the Company's consolidated net worth was $227,589. The Agreement contains certain restrictions on the Company's ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. On September 24, 2004, the Company entered into an amendment to the Agreement that changed certain covenants relating to acquisitions, dispositions of Company assets, indebtedness of foreign subsidiaries of the Company, real estate and capital expenditures in connection with the Company's move to its new corporate headquarters facility. As of December 31, 2004, the Company was in compliance with all covenants and did not have any amounts outstanding under the line-of-credit. The Company currently intends to renew or replace the Agreement concurrent with its expiration.

        As of December 31, 2004 and 2003, the Company had outstanding letters-of-credit of approximately $5,721 and $921, respectively.

9.     INCOME TAXES

        The components of income before income tax expense were as follows:

	December 31,
	2004	2003	2002
Domestic	$29,982	$29,306	$18,869
Foreign	17,630	6,808	6,794

Income before income tax expense	$47,612	$36,114	$25,663

          The components of income tax expense were as follows:

	December 31,
	2004	2003	2002
Current Provision:
Federal	$8,035	$8,049	$4,594
State	1,071	876	1,628
Foreign	6,242	2,599	3,911

	15,348	11,524	10,133
Deferred Provision (Benefit):
Federal	1,861	1,123	354
State	(2,194)	15	(86)
Foreign	3,032	2,392	(136)

	2,699	3,530	132

Total income tax expense	$18,047	$15,054	$10,265

        The reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

	December 31,
	2004	2003	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
Difference between U.S. and non-U.S. rates	2.6	4.5	4.2
State income taxes, net of federal tax benefit	1.7	1.4	5.1
Nondeductible expenses	0.4	0.4	0.3
Tax credits utilized	(0.6)	(1.9)	(6.5)
Other	(1.2)	2.3	1.9

	37.9%	41.7%	40.0%

        The tax effect of temporary differences that give rise to deferred income tax assets and liabilities is as follows:

	December 31,
	2004	2003
Gross Deferred Tax Asset:
Federal net operating losses	$6,223	$8,165
Foreign net operating losses	12,438	11,060
State net operating losses	4,218	2,872
Federal captial loss carryover	1,527	1,208
Federal foreign tax credit carryover	—	734
Accruals and reserves not currently deductible	9,487	10,728
Other	1,599	1,561

	35,492	36,328
Less valuation allowance:	(15,987)	(15,215)

	$19,505	$21,113

Gross Deferred Tax Liability:
Depreciation and amortization	$(3,304)	$(4,239)
Capitalized software development costs	(1,299)	(1,658)

	$(4,603)	$(5,897)

        As of December 31, 2004 and 2003, the Company has recorded a valuation allowance against its net deferred tax assets of approximately $15,987 and $15,215, respectively. The change in the valuation allowance relates primarily to the realizability of state and foreign net operating losses, and tax credit carryforwards.

        At the point in time that the Company would be able to recognize tax benefits related to deferred tax assets, for which valuation allowances have been provided as of December 31, 2004, the benefit would be allocated as follows:

Income tax benefit	$5,842
Goodwill	10,145

$15,987

        As of December 31, 2004, the Company has available federal net operating loss carryforwards of approximately $17,781 resulting from its acquisition of Synavant. These losses begin to expire in varying amounts from 2019 through 2023. Utilization of these losses are subject to annual limitations under section 382 of the Internal Revenue Code. Realization of these loss carryforwards, either through the reduction of valuation allowance or deferred tax assets, will not affect the Company's future provision for income taxes due to the effects of purchase accounting. Additionally, the Company has state net operating loss carryforwards of approximately $58,800 and foreign net operating loss carryforwards of approximately $32,300 that expire in varying amounts from 2005 through 2023.

10.   STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

        The Company has various stock option plans (the "Plans") that provide for the granting of options to purchase the Company's common stock. Under the Plans, the total number of shares of common stock that may be granted is 13,750,000. Options granted under the Plans generally vest over a four-year period and are exercisable over a period not to exceed ten years as determined by the Compensation Committee of the Board of Directors. During the year ended December 31, 2004, certain options were granted that vested on December 31, 2004 with three and four year sales restrictions. Incentive stock options are granted with exercise prices at fair value of the Company's common stock. Nonqualified options are granted at exercise prices determined by the Compensation Committee of the Board of Directors, but not below fair market value at the date of grant.

        Information with respect to the options under the Plans is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding December 31, 2001	7,571,675	$15.88
Granted	2,023,871	10.03
Exercised	(407,373)	4.44
Canceled	(1,339,278)	17.47

Outstanding December 31, 2002	7,848,895	$14.68
Granted	2,479,250	8.50
Exercised	(716,084)	7.33
Canceled	(979,673)	16.19

Outstanding December 31, 2003	8,632,388	$13.35
Granted	2,661,925	15.84
Exercised	(1,615,713)	10.53
Canceled	(711,726)	16.30

Outstanding December 31, 2004	8,966,874	$14.38

        At December 31, 2004, 2003 and 2002 there were 6,347,979, 4,907,857 and 4,871,509 options exercisable with a weighted average exercise price of $15.98, $15.79 and $14.81, respectively. As of December 31, 2004 there were 995,442 shares available for future grants under the Plans.

        The weighted average fair value of options granted, determined using the Black-Scholes option valuation method, was $9.32, $5.25 and $7.98 for the years ended December 31, 2004, 2003 and 2002, respectively.

        Information with respect to the options outstanding under the Plans at December 31, 2004 is as follows:

Exercise Price Per Share	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number of Vested Shares
$ 0.00 - $ 3.32	6,888	$2.65	2.0	6,888
$ 3.33 - $ 6.64	314,882	6.28	2.8	301,548
$ 6.65 - $ 9.95	2,563,446	8.08	7.5	917,418
$ 9.96 - $13.27	1,016,138	12.21	7.0	710,454
$13.28 - $16.59	2,070,806	15.09	8.6	1,775,180
$16.60 - $19.91	1,774,944	17.49	7.2	1,418,805
$19.92 - $23.23	520,000	21.45	5.9	517,916
$23.24 - $26.55	199,070	23.71	5.1	199,070
$26.56 - $29.87	169,200	27.32	3.7	169,200
$29.88 - $33.19	331,500	33.15	5.1	331,500

	8,966,874	$14.38	7.1	6,347,979

EMPLOYEE STOCK PURCHASE PLAN

        In 1997, the Company established an employee stock purchase plan that provides full-time employees the opportunity to purchase shares, at 85% of the fair value on dates determined by the Board of Directors, up to a maximum of 10% of their eligible compensation or $21,250, whichever is less. During 2002, the Company obtained shareholder approval to increase the number of authorized shares available for purchase under this plan from 450,000 to 900,000, of which 79,367, 112,575 and 150,048 were purchased in 2004, 2003 and 2002, respectively. There were 227,569 and 306,936 available for future issuance under the plan as of December 31, 2004 and 2003, respectively.

COMMON STOCK REPURCHASE PROGRAM

        On July 31, 2002, the Company announced that its Board of Directors had authorized the Company to repurchase up to $20,000 of its outstanding common stock over a two-year period (the "2002 Stock Repurchase Plan"). Under the 2002 Stock Repurchase Plan, the Company has the ability to repurchase shares on the open market or in privately negotiated transactions from time to time. Repurchases of stock under the 2002 Stock Repurchase Plan are at management's discretion. The repurchased shares are held as treasury stock, which may be used to satisfy the Company's requirements under its equity incentive and other benefit plans and for other corporate purposes. The Company has repurchased 277,500 shares of the Company's common stock under the 2002 Stock Repurchase Plan at a purchase price of approximately $1,469.

REPLACEMENT OPTION PROGRAM

        In December 1999, the Company's Board of Directors approved a replacement option program under which a designated executive may tender shares of the Company's common stock owned by the executive in order to pay the exercise price of vested options and applicable withholdings. The designated executive receives replacement options in an amount equal to the number of shares tendered. Each replacement option expires on the expiration date of the original exercised option to which it relates and the exercised options must be held for a period of a least one year or the replacement options will be forfeited.

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

11.   SAVINGS AND DEFERRED COMPENSATION PLANS

        The Company maintains Employee Savings Plans (the "Savings Plans") that cover substantially all of its full-time U.S., U.K., Italy, Japan, Korea and Netherlands employees. All eligible employees may elect to contribute a portion of their wages to the Savings Plans, subject to certain limitations. The Company contributes to the Savings Plans at a certain rate of the participant's contribution based on their location. The Company's contribution to the Savings Plans ranges from approximately 1% of a participant's annual salary to 10% of the participant's annual salary. The Company's contributions to the Plans were $3,049, $2,341 and $1,233 in the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company also maintains a noncontributory defined contribution retirement plan that covers substantially all of its full-time employees in Japan and Australia. All contributions to these pension plans are made by the Company in accordance with prescribed statutory requirements. The Company's contributions to the plan were $657, $301 and $169 for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company has supplemental deferred compensation arrangements for the benefit of certain officers, directors and certain key executives. These arrangements are primarily funded by life insurance contracts, which have been purchased by the Company. The arrangements permit the participants to diversify their investments, which are funded, unsecured general obligations of the Company. The value of the assets held, managed and invested, pursuant to the agreements was approximately $3,400 as of December 31, 2004 and is included in Other Assets in the accompanying consolidated balance sheet. The corresponding deferred compensation liability of $3,800 as of December 31, 2004 is recorded at the fair market value of the assets held in a rabbi trust and adjusted to reflect the fair value of the amount owed to certain officers, directors and certain key executives and is included in Other Non-Current Liabilities in the accompanying consolidated balance sheet.

12.   COMMITMENTS AND CONTINGENCIES

        The Company leases office facilities and equipment under various capital and operating leases with remaining lease terms generally in excess of one year. Rent expense was $16,035, $13,528 and $11,438 for the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum rental payments on these leases, including leases accrued for in purchase accounting restructuring accruals and excluding estimated future sublease income, are as follows:

	Capital Lease	Operating Lease
2005	$1,869	$20,691
2006	1,669	17,127
2007	1,509	14,775
2008	23	11,906
2009	—	11,273
Thereafter	—	38,068

Total	5,070	$113,840

Less: Amount representing interest	345

Present value of net minimum lease payments	4,725
Less: Current portion of capital lease obligations	1,689

Capital lease obligations, excluding current portion	$3,036

        In connection with certain leasing arrangements, the Company entered into a sale-leaseback of furniture and equipment of approximately $2,200 expiring in November 2007. In addition, the Company also entered into new capital lease arrangements for computer hardware and other equipment of approximately $2,400 expiring through January 2008.

        In addition to the capital and operating leases disclosed above, the Company also has certain purchase commitments of approximately $3,800 for 2005 and $50 for 2006.

        From time-to-time, the Company is involved in certain legal actions arising in the ordinary course of business. In the Company's opinion, the outcome of such actions will not have a material adverse effect on the Company's consolidated financial position, results of operations, liquidity or cash flows.

        The Company has employment agreements with certain officers that provide for, among other things, salary, bonus, severance and change in control provisions.

        The Company has an agreement with a venture capital fund with a commitment to contribute $1,000 to the fund, callable in $100 increments. As of December 31, 2004, $500 has been paid with $500 of commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension by the limited partners.

13.   RELATED-PARTY TRANSACTIONS

        For the years ended December 31, 2004, 2003 and 2002, the Company incurred approximately $289, $524 and $434, respectively, of costs for rental and use of aircraft for Company business payable to certain third-party charter companies. While none of these third-party charter companies are affiliated with the Company or any of its officers or directors, in some instances, the aircraft provided by these third-party companies was leased from an entity whose owners are the Company's Chairman and Chief Executive Officer and his spouse. As of December 31, 2004 and 2003, there were no rental charges included in other accrued expenses.

        For the years ended December 31, 2004, 2003 and 2002, the Company also incurred approximately $1, $0 and $236, respectively, of costs for air travel for Company business payable to the entity owned by the Chairman and Chief Executive Officer and his spouse. As of December 31, 2004 and 2003, there was no air travel costs included in other accrued expenses.

        For the years ended December 31, 2004, 2003 and 2002, the Company incurred $0, $0 and $3,170, respectively, to a subcontractor for certain outsourcing activities related to its clinical services. The Chairman and Chief Executive Officer of the Company and a member of the Company's Board of Directors serve on the Board of Directors of this subcontractor. One of the Company's directors is also the managing partner of a venture fund which is a 56% shareholder of this subcontractor. The Company terminated its relationship with this subcontractor in October 2002.

        For the year ended December 31, 2002, the Company incurred approximately $912 with a third-party contractor that provides consultants for computer programming services. The father of the Chairman and Chief Executive Officer of the Company had been a 43% shareholder of this contractor; however, during the third quarter of 2002 he divested himself of all such ownership interest.

14.   ENTERPRISE-WIDE DATA

Information about Major Customers:

        For the years ended December 31, 2004, 2003, and 2002 the Company derived approximately 28%, 36% and 36% of total revenues from its largest client, respectively.

Information about Products and Services:

        Due to the growth in the Company's strategic product and service offerings, largely built through recent acquisitions, the Company has expanded its revenue categories into sales support, marketing support and shipping. These categories are reflective of how service offerings are marketed to and viewed by customers. They are not reflective of the way the business is managed. Company operating costs are not broken out for these categories on a global basis, as they are not viewed as necessary to the management of the business globally. Based upon all of these factors, while these categories are useful in understanding the Company's operating results, the Company has only one reportable segment for disclosure purposes under Statement of Financial Accounting Standards ("SFAS") 131, "Disclosure About Segments of an Enterprise and Related Information". The following is a summary of our revenue categories:

        Sales solutions revenue includes product and sales support services of the traditional Dendrite business. All of these products and services are used by, or provided to, the sales force of our customers.

        Marketing solutions revenue includes our product and service offerings that are not geared toward the client sales force and primarily consists of offerings acquired in our business combinations over the past few years. The primary components of marketing solutions revenue include interactive marketing, data, consulting and clinical.

        Shipping revenues are disclosed separately as they are pass-through costs that bear little to no margin, and are required to be included in revenues and costs based upon Emerging Issues Task Force ("EITF") 00-10, "Accounting for Shipping and Handling Fees and Costs." These billable shipping transactions are primarily related to our interactive marketing activities.

        The Company categorized the results of revenues for the year ended December 31, 2003 to conform to the new presentation. The results of revenues for the year ended December 31, 2002 are not categorized, as it was impracticable to obtain. The following table presents revenues by category for the years ended:

	December 31,
	2004	2003
Services & Technology:
Sales solutions	$286,544	$262,737
Marketing solutions	95,292	51,009
Shipping	17,361	7,361

	$399,197	$321,107

Information about Geographic Areas:

        The Company is organized by geographic location and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. The following table presents revenues by geographic area for the years ended:

	December 31,
	2004	2003	2002
United States	$247,437	$237,654	$183,081
Europe	98,368	52,494	18,382
All other	53,392	30,959	24,293

	$399,197	$321,107	$225,756

        The table above allocates license revenues on a legal basis. On a legal basis, license revenues have been allocated using the geographic location where the intellectual property is owned.

        The following table presents long-lived assets by geographic area:

	December 31,
	2004	2003
United States	$144,233	$120,144
Europe	9,614	6,384
All other	10,423	2,441

	$164,270	$128,969

15.   SUBSEQUENT EVENT

        On January 4, 2005, the Company, through a wholly-owned subsidiary, completed the acquisition of BuzzeoPMDA, Inc. for approximately $10,250 and the assumption of certain liabilities. Based in Richmond, Virginia, the privately held company provides compliance, auditing, and reconciliation outsourcing services to the pharmaceutical and life sciences industry. This acquisition further expands the Company's sample and compliance management solution offerings.

DENDRITE INTERNATIONAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Balance at the Beginning of the Year	Additions charged to expense or other accounts	Acquisition related additions	Deductions from reserves	Acquisition related deductions from reserves	Balance at the End of year
Year Ended December 31, 2004
Allowance for doubtful accounts	$1,595	$1,088	$13	$(662)	—	$2,034
Deferred tax valuation allowance	$15,215	$2,200	$1,355	$(2,162)	$(621)	$15,987
Year Ended December 31, 2003
Allowance for doubtful accounts	$926	$890	$966	$(791)	$(396)	$1,595
Deferred tax valuation allowance	$4,482	$1,842	$8,891	—	—	$15,215
Year Ended December 31, 2002
Allowance for doubtful accounts	$736	$348	—	$(158)	—	$926
Deferred tax valuation allowance	$3,336	$1,146	—	—	—	$4,482

EXHIBIT INDEX

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1
Agreement and Plan of Merger, dated as of May 9, 2003, among the Company, Amgis Acquisition Co., and Synavant Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission (the "Commission") on May 12, 2003)
2.2
Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 16, 2003, by and among the Company, Amgis Acquisition Co., and Synavant Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the Commission on May 20, 2003)
Articles of Incorporation and By-Laws:
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
3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed with the Commission on February 21, 2001)
Instruments Defining Rights of Security Holders, including Indentures:
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)
4.2
Registration Rights Agreement dated October 2, 1991 between the several purchasers named therein and the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)
4.3
Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated by reference to Exhibit 4.3 of Amendment 1 to the Company's Registration Statement on Form S-1, filed with the Commission on May 17, 1995)
4.4
Rights Agreement dated as of February 20, 2001 between the Company and Registrar and Transfer Company, as Rights Agent, which includes, as Exhibit A the Form of Certificate of Amendment of the Restated Certificate of Incorporation of the Company Setting Forth the Terms of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, filed with the Commission on February 21, 2001)

Material Contracts and Compensatory Plans and Arrangements:
10.1	1992 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K, filed with the Commission on March 30, 2000)*
10.2
1997 Stock Incentive Plan, as amended (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Commission on April 19, 2002)*
10.3
1997 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Commission on April 19, 2002)*
10.4
Employment Agreement dated as of March 25, 1997, between the Company and John E. Bailye (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A, filed with the Commission on May 16, 1997)*
10.5
Dendrite International, Inc. Deferred Compensation Plan effective as of September 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)*
10.6
Deferred Compensation Plan Trust Agreement effective as of September 1, 1998 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)*
10.7
Employment Agreement dated as of August 7, 1997, between the Company and Kathleen Donovan (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001) *
10.8
Employment Agreement dated September 8, 1998, between the Company and Christine Pellizzari (incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001) *
10.9
Amendment to Employment Agreement dated January 25, 2000, between the Company and Kathleen Donovan (incorporated by reference to Exhibit 10.23 to the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*
10.10
Amendment to Employment Agreement dated August 1, 2000, between the Company and Christine Pellizzari (incorporated by reference to Exhibit 10.24 to the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*
10.11
Employment Agreement dated as of August 7, 2000, between the Company and Marc Kustoff (incorporated by reference to Exhibit 10.25 to the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)*(2)
10.12
Agreement of Purchase and Sale between the Company and Townsend Property Trust Limited Partnership dated January 5, 2001 (incorporated by reference to Exhibit 10.26 to the Company's Current Report on Form 8-K, filed with the Commission on March 30, 2001)
10.13
Employment Agreement (including Amendment), dated May 16, 2001, between the Company and Paul Zaffaroni (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)*
10.14
Employment Agreement, dated June 19, 1997, between the Company and Brent Cosgrove (incorporated by reference to Exhibit 10.33 to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)*(1)

10.15
Amendment to Employment Agreement, dated November 8, 2001, between the Company and Brent Cosgrove (incorporated by reference to Exhibit 10.34 to the Company's Current Report on Form 8-K, filed with the Commission on March 19, 2002)*(1)
10.16
First Amended SAI Holdings, Inc. Long-Term Incentive Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the Commission on October 25, 2002)*
10.17
Dendrite International, Inc. New Hire Option Grant Authorization (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, filed with the Commission on November 6, 2002)*
10.18
Credit Agreement, dated as of June 16, 2003, among the Company, the Lenders party thereto, and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.38 to the Company's Current Report on Form 8-K, filed with the Commission on June 20, 2003)
10.19
Amendment dated September 24, 2004 to Credit Agreement, dated as of June 16, 2003, among the Company, the Lenders party thereto, and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.38 to the Company's Current Report on Form 8-K, filed with the Commission on September 30, 2004)
10.20	Synavant Inc. Savings Equalization Plan (incorporated by reference to Exhibit 10.43 to the Company's Quarterly Report on Form 10-Q/A, filed with the Commission on August 18, 2003)
10.21
Sublease dated as of September 17, 2003 between Pharmacia & Upjohn Company and the Company (incorporated by reference to Exhibit 10.44 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2003)
10.22
New Hire Option Grant Authorization—Form of Notice of Stock Option Award; Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.45 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2003)*
10.23	New Hire Option Grant Authorization—Updated Appendix (incorporated by reference to Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2004)*
10.24	New Hire Option Grant Authorization—Updated Appendix
10.25
Employment Agreement as amended on May 26, 1999, between the Company and Mark H. Cieplik (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K, filed with the Commission on March 15, 2004)*
10.26
Employment Agreement dated as of June 9, 1988, between the Company and Jean-Paul Modde (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K, filed with the Commission on March 15, 2004) *
10.27
Employment Agreement dated as of November 10, 2000, between the Company and Garry D. Johnson (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K, filed with the Commission on March 15, 2004)*
10.28
Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2004)*
10.29
Master Lease Agreement and Master Lease Agreement Addendum each dated as of September 20, 2004, as executed on September 29, 2004, between the Company and BNY Leasing Edge Corporation (incorporated by reference to Exhibit 10.39 to the Company's Current Report on Form 8-K, filed with the Commission on October 5, 2004)

10.30
Form of Dendrite International, Inc. 1997 Stock Incentive Plan Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.40 to the Company's Current Report on Form 8-K, filed with the Commission on October 7, 2004)*
10.31
Dendrite International, Inc. 1997 Stock Incentive Plan—Form of Notice of Stock Option Award and Stock Option Agreement (incorporated by reference to Exhibit 10.42 to the Company's Current Report on Form 8-K, filed with the Commission on November 29, 2004)*
10.32
Performance criteria for the Company's executive bonus plan for 2004 and performance criteria for the Company's executive bonus plan for 2005 (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on February 2, 2005)*
10.33	Employment Agreement as amended on May 26, 1999, between the Company and Natasha Giordano*
10.34
Change in Control agreement dated February 25, 2005, between the Company and Natasha Giordano (incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on March 3, 2005)*
10.35	Separation Agreement of Marc Kustoff dated February 16, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on February 23, 2005)*(2)
Subsidiaries:
21.	Subsidiaries of the Company
Consents of Independent Registered Public Accounting Firms:
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Ernst & Young LLP
Certifications:
31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company and Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract or compensatory plan.

(1)
Ceased as executive officer effective January 27, 2004

(2)
Ceased employment with the Company effective February 25, 2005

QuickLinks

TABLE OF CONTENTS
  PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
  PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  ITEM 6. Selected Financial Data
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ($ in thousands)
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ($ in thousands)
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 9B. Other Information
  PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
  PART IV
  ITEM 15. Exhibits, Financial Statement Schedules
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, Except Share Data)
DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, Except Per Share Data)
DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, Except Share and Per Share Data)
DENDRITE INTERNATIONAL, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
EXHIBIT INDEX