Form 10-Q
period 2005-03-31
DENDRITE INTERNATIONAL INC
filed 2005-05-10
CIK 880321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒        Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2005

For the transition period from          to

Commission File Number   001-16379

Dendrite International, Inc.

(Exact name of registrant as specified in its charter)

New Jersey	22-2786386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1405 U.S. Highway 206
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

As of May 3, 2005, 42,584,996 shares of Dendrite International, Inc. no par value common stock were outstanding.

DENDRITE INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2005	2004

Revenues	$99,447	$95,064

Operating Costs & Expenses:
Operating costs	53,651	49,807
Selling, general and administrative	35,788	32,157
Research and development	1,818	3,022
Facility and other charges	9,372	—
Amortization of acquired intangible assets	1,250	1,027
Other operating (income)	—	(339)
Total operating costs & expenses	101,879	85,674

Operating (loss) income	(2,432)	9,390

Interest (income), net	(141)	(7)
Other (income), net	(23)	(43)

(Loss) income before income tax (benefit) expense	(2,268)	9,440
Income tax (benefit) expense	(873)	3,776

Net (loss) income	$(1,395)	$5,664

Net (loss) income per share:
Basic	$(0.03)	$0.14
Diluted	$(0.03)	$0.13

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	March 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$53,279	$64,020
Accounts receivable, net	72,873	71,653
Prepaid expenses and other current assets	6,195	6,935
Deferred income taxes	5,685	5,029
Total current assets	138,032	147,637

Property and equipment, net of accumulated amortization of $51,960 and $56,499, respectively	48,815	45,283
Other assets	7,933	7,922
Goodwill	83,334	80,963
Intangible assets, net	23,481	19,876
Purchased capitalized software, net	903	1,056
Capitalized software development costs, net	9,809	9,170
Deferred income taxes	12,302	9,873
	$324,609	$321,780
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,569	$8,171
Income taxes payable	10,210	12,013
Capital lease obligations	1,680	1,689
Accrued compensation and benefits	17,186	16,058
Accrued professional and consulting fees	5,803	7,413
Accrued facility and other charges	3,628	—
Other accrued expenses	16,880	19,284
Purchase accounting restructuring accrual	2,486	3,000
Deferred revenues	12,219	13,347
Total current liabilities	79,661	80,975

Capital lease obligations	2,655	3,036
Purchase accounting restructuring accrual	3,745	4,143
Accrued facility and other charges	4,663	—
Deferred rent	2,287	2,070
Other non-current liabilities	3,682	3,967

Stockholders’ Equity:
Preferred stock, no par value, 15,000,000 shares authorized, none issued	—	—
Common stock, no par value, 150,000,000 shares authorized, 45,074,498 and 44,913,584 shares issued; 42,535,750 and 42,374,836 shares outstanding at March 31, 2005 and December 31, 2004, respectively	127,059	125,237
Retained earnings	126,106	127,501
Deferred compensation	(109)	(123)
Accumulated other comprehensive income	1,125	1,239
Less treasury stock, at cost	(26,265)	(26,265)
Total stockholders’ equity	227,916	227,589
	$324,609	$321,780

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net (loss) income	$(1,395)	$5,664
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,402	5,196
Write-off of property and equipment	1,030	—
Amortization of deferred compensation, net of forfeitures	14	109
Deferred income tax benefit	(3,006)	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	1,492	13,671
Decrease in prepaid expenses and other current assets	779	737
(Increase) decrease in other assets	(24)	254
Decrease in accounts payable and accrued expenses	(1,094)	(4,027)
Increase in accrued facility and other charges	8,291	—
Decrease in purchase accounting restructuring accrual	(1,102)	(2,615)
Decrease in income taxes payable	(1,495)	(1,007)
Decrease in deferred revenue	(1,308)	(2,575)
(Decrease) increase in other non-current liabilities	(287)	114

Net cash provided by operating activities	7,297	15,521

Investing activities:
Acquisitions, net of cash acquired	(9,918)	(1,990)
Purchases of property and equipment	(7,887)	(2,530)
Additions to capitalized software development costs	(1,407)	(770)

Net cash used in investing activities	(19,212)	(5,290)

Financing activities:
Repayments of long-term debt	—	(1,120)
Repayments of acquired loan	—	(624)
Payments on capital lease obligations	(390)	(405)
Issuance of common stock	1,493	2,514

Net cash provided by financing activities	1,103	365

Effect of foreign exchange rate changes on cash	71	395

Net (decrease) increase in cash and cash equivalents	(10,741)	10,991
Cash and cash equivalents, beginning of year	64,020	30,405

Cash and cash equivalents, end of period	$53,279	$41,396

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  Basis of Presentation

The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (“Dendrite” or the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2005, operating results for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Our interim operating results may not be indicative of operating results for the full year.

Reclassifications. Certain prior period balances have been reclassified to conform to current period presentation.

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) as a replacement to SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). This statement supersedes Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees” which allowed companies to use the intrinsic method of valuing share-based payment transactions and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS 123. SFAS 123(R) provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach of the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS 123 for the pro forma disclosure. The Company plans to adopt SFAS 123(R) using the modified prospective method. In addition, SFAS 123(R) also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. The adoption of FAS 123(R)’s fair value method is expected to have a significant impact on the Company’s consolidated results of operations, though it will have no impact on the Company’s overall financial position. However, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net (loss) income and net (loss) income per share in Note 3 to our consolidated financial statements.

In April 2005, the Securities and Exchange Commission issued Release No. 33-8568, Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” which allows companies to continue to follow SFAS 123 throughout 2005 and implement SFAS 123(R) beginning January 1, 2006, which the Company expects to follow.

3.  Stock Based Compensation

The Company has adopted the disclosure requirements of SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company applies APB 25 and related interpretations in accounting for stock options granted under the Company’s stock option plans (the “Plans”). Accordingly, compensation cost has been computed for the Plans based on the intrinsic value of the stock options at the date of grant, which represents the difference between the exercise price and the fair value of the Company’s stock. The exercise price of all stock options granted equaled the fair value of the Company’s stock at the date of option grant and accordingly, no compensation cost related to stock options has been recorded in the accompanying consolidated statements of operations. Had compensation cost for the Plans and the employee stock purchase plan been determined consistent with SFAS 123, the Company’s net (loss) income and net (loss) income per share would have been adjusted to the following pro forma amounts:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended March 31,
	2005	2004
Net (loss) income as reported	$(1,395)	$5,664

Add: Deferred compensation amortization, net of forfeitures recognized in accordance with APB 25, net of related tax effects	—	65

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,507)	(3,801)

Pro forma net (loss) income	$(4,902)	$1,928

Basic (loss) income per share:
As reported	$(0.03)	$0.14
Pro forma	$(0.12)	$0.05
Diluted (loss) income per share:
As reported	$(0.03)	$0.13
Pro forma	$(0.12)	$0.05

The fair value for these options were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Three Months Ended March 31,
	2005	2004
Expected dividend yield	0.0%	0.0%
Weighted-average expected stock price volatility	50.0%	70.0%
Weighted-average risk-free interest rate	3.7%	3.1%
Expected life of the option (years)	5.25	5.25

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

4.  Net (Loss) Income Per Share

The following table presents the computation of basic and diluted net (loss) income per share for the three months ended March 31, 2005 and 2004:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended March 31,
	2005	2004
Basic net (loss) income per share computation:
Net (loss) income	$(1,395)	$5,664
Weighted-average common shares outstanding	42,470	40,919
Basic net (loss) income per share	$(0.03)	$0.14

Diluted net (loss) income per share computation:
Net (loss) income	$(1,395)	$5,664
Diluted common shares outstanding:
Weighted-average common shares outstanding	42,470	40,919
Impact of dilutive stock options	—	1,596
Diluted common shares outstanding	42,470	42,515

Diluted net (loss) income per share	$(0.03)	$0.13

For the three months ended March 31, 2005, 1,274 stock options that could potentially dilute net (loss) income per share in the future are not included in the calculation of diluted net (loss) per share as they would have been antidilutive.

5.  Comprehensive (Loss) Income

The components of comprehensive (loss) income for the three months ended March 31, 2005 and 2004 consisted of the following:

	For the Three Months Ended March 31,
	2005	2004
Net (loss) income	$(1,395)	$5,664
Other comprehensive (loss) income:
Foreign currency translation adjustments	(114)	454

Comprehensive (loss) income	$(1,509)	$6,118

6. Acquisitions

Buzzeo

On January 4, 2005, the Company completed the strategic acquisition of BuzzeoPMDA, Inc. (“Buzzeo”). Based in Richmond, Virginia, Buzzeo provides compliance, auditing, consulting and reconciliation outsourcing services to the pharmaceutical and life sciences industry. This acquisition further expands the Company’s sample and compliance management solution offerings. In connection with the acquisition, the Company restructured the combined operations by eliminating certain former Buzzeo positions. The Company accrued $200 at January 4, 2005, for liabilities associated with the cost of completing the restructuring plan. Buzzeo’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Buzzeo was approximately $10,283, including $33 of legal and professional fees.  As of March 31, 2005, approximately $1,800 of the purchase price was held in escrow.  In accordance with the purchase agreement, the $1,800 held in escrow, less amounts claimed against escrow, if any, is payable as follows: approximately $775 within five business days of filing this Form 10-Q; and approximately $1,025 on January 4, 2006. The Company is in the process of finalizing the valuation of certain intangible assets, including the review of a third-party valuation. Therefore, the allocation of purchase price is preliminary and subject to adjustment. The assets acquired and liabilities assumed in connection with the Buzzeo acquisition, and pro forma results of operations are not deemed material to the consolidated financial statements.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

The preliminary allocation of purchase price, including the net assets acquired of approximately $3,100, to intangible assets and goodwill acquired in connection with the Buzzeo acquisition is as follows:

	Weighted-Average Estimated Useful Life (Years)	Acquired Intangible Asset Value
Intangible Assets Subject to Amortization:
Customer relationship asset	10	$4,390
Trademark	7	290
Other	0.25	70
Total Intangible Assets Subject to Amortization		4,750

Intangible Assets Not Subject to Amortization:
Goodwill	N/A	2,402
Total Intangible Assets		$7,152

The goodwill and intangible assets recorded for financial statement purposes are deductible for tax purposes.

7.  Purchase Accounting Restructuring Accrual

In connection with the June 2003 acquisition of Synavant Inc. (“Synavant”), the Company restructured the combined operations by exiting certain former Synavant facilities and eliminating certain former Synavant positions. The Company anticipates that the balance related to the termination of employees will be paid during the current year and the remaining accrued restructuring balance related to the facility exit costs will be paid over the life of the facility leases, ending in February 2012. The liability accrued for expenses to be incurred in exiting certain Synavant facilities and includes assumptions related to sublease income, which offsets future lease obligations. The underlying subleases are not in place for all facilities and the future placement of subleases, including the timing and terms and conditions of subleases, could be different than the assumptions utilized.

In connection with the acquisition of Software Associates International (“SAI”), the Company developed an exit plan to close the facility in Mt. Arlington, New Jersey, and relocate the operations to the Company’s other facilities in New Jersey. The Company accrued, as part of the acquisition costs, the costs to terminate certain leases amounting to $3,252. The Company closed the facility during the first quarter of 2003.

In connection with the July 2004 and January 2005 acquisitions of Schwarzeck-Verlag GmbH (“Schwarzeck”) and Buzzeo, the Company restructured the combined operations by eliminating certain former positions. The Company accrued approximately $300 and $200 to complete the Schwarzeck and Buzzeo restructuring plans, respectively.

The activity related to the purchase accounting restructuring accrual for the three months ended March 31, 2005 is summarized in the table below:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	Purchase Accounting Restructuring Accrual as of December 31, 2004	2005 Adjustments	2005 Payments	Currency Translation Adjustments	Purchase Accounting Restructuring Accrual as of March 31, 2005
Synavant
Termination payments to employees	$23	$—	$(16)	$—	$7
Facility exit costs	5,926	—	(587)	—	5,339
Total Synavant	5,949	—	(603)	—	5,346

SAI
Lease termination costs	947	—	(308)	—	639

Schwarzeck
Termination payments to employees	247	—	(191)	(10)	46

Buzzeo
Termination payments to employees	—	200	—	—	200

Total	$7,143	$200	$(1,102)	$(10)	$6,231

8.  Goodwill and Intangible Assets

The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

	As of March 31, 2005			As of December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets Subject To Amortization:

Purchased capitalized software	$2,441	$(1,538)	$903	$2,441	$(1,385)	$1,056
Capitalized software development costs	28,014	(18,205)	9,809	26,607	(17,437)	9,170
Customer relationship assets	13,966	(2,590)	11,376	9,595	(2,222)	7,373
Backlog	2,400	(2,335)	65	2,400	(2,313)	87
Non-compete covenants	3,765	(3,022)	743	3,768	(2,678)	1,090
Purchased database	5,214	(1,262)	3,952	5,221	(979)	4,242
Trademarks	446	(27)	419	151	(15)	136
Other intangibles	481	(287)	194	413	(197)	216
Total	56,727	(29,266)	27,461	50,596	(27,226)	23,370

Intangible Assets Not Subject to Amortization:

Goodwill	83,334	—	83,334	80,963	—	80,963
Trademarks	6,732	—	6,732	6,732	—	6,732
Total	90,066	—	90,066	87,695	—	87,695

Total Goodwill and Intangible Assets	$146,793	$(29,266)	$117,527	$138,291	$(27,226)	$111,065

The changes in the carrying amount of intangible assets not subject to amortization for the three months ended March 31, 2005 is as follows:

	Balance as of December 31, 2004	Acquisitions / Purchase Accounting Adjustments	Currency Translation Adjustments	Balance as of March 31, 2005
Goodwill	$80,963	$2,402	$(31)	$83,334
Trademarks	6,732	—	—	6,732

Total	$87,695	$2,402	$(31)	$90,066

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company conducts its annual impairment testing of goodwill as of October 1 each year. During the three months ended March 31, 2005, there were no changes in events or circumstances that would indicate impairment.

The following table reconciles net intangible assets subject to amortization for the period from December 31, 2004 to March 31, 2005:

	Net Intangibles as of December 31, 2004	2005 Year-to-Date Activity			Net Intangibles as of March 31, 2005
		Additions	Amortization	Translation and Other

Purchased capitalized software	$1,056	$—	$(153)	$—	$903
Capitalized software development costs	9,170	1,407	(768)	—	9,809
Customer relationship assets	7,373	4,390	(368)	(19)	11,376
Backlog	87	—	(22)	—	65
Non-compete covenants	1,090	—	(344)	(3)	743
Purchased database	4,242	—	(283)	(7)	3,952
Trademarks	136	290	(12)	5	419
Other intangibles	216	70	(90)	(2)	194
Total	$23,370	$6,157	$(2,040)	$(26)	$27,461

Amortization expense related to intangible assets, including internally developed capitalized software costs, for the three month periods ended March 31, 2005 and 2004 was $2,040 and $1,708, respectively. Aggregate annual amortization expense of intangible assets (exclusive of future additions) is estimated to be:

Year Ending December 31,
2005	$7,872
2006	7,055
2007	4,744
2008	2,151
2009	1,454
2010	1,357
Thereafter	4,868
29,501
Less: Year-to-date amortization expense	(2,040)

Net intangible assets subject to amortization as of March 31, 2005	$27,461

9. Accrued Facility and Other Charges

During the period ended March 31, 2005, the Company initiated and completed a plan to exit a facility for which it has an operating lease expiring in September 2011.  This accrued facility charge relates to vacating a New Jersey facility and for additional facilities vacated and accrued for in previous periods, for which it has operating leases expiring through February 2012, due to changes in current market conditions. The Company accrued for the present value of these costs, net of estimated future sublease income.  The Company also accrued for severance charges related to the elimination of certain senior and mid-level management positions. The Company accrued for these charges in Accrued Facility and Other Charges on the consolidated balance sheet as of March 31, 2005, and in Facility and Other Charges on the consolidated statement of operations during the three months ended March 31, 2005.

The activity related to Accrued Facility and Other Charges for the three months ended March 31, 2005 is summarized in the table below:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	Accrued Facility and Other Charges as of December 31, 2004	2005 Facility and Other Charges	2005 Payments	Accrued Facility and Other Charges as of March 31,
Facility exit costs	$—	$6,619	$—	$6,619
Severance	—	1,723	(51)	1,672

	$—	$8,342	$(51)	$8,291

In connection with the plan initiated and completed during the three months ended March 31, 2005, the Company also wrote-off $1,030 of leasehold improvements included within Facility and Other Charges in the consolidated statement of operations for the three months ended March 31, 2005.

10. Line-of-Credit

The Company entered into a line-of-credit agreement (the “Agreement”) as of June 16, 2003, in the amount of $30,000 with JPMorgan Chase Bank that expires on July 1, 2005. The Agreement is available to finance working capital needs and possible future acquisitions. Among other covenants, the Agreement requires the Company to maintain a minimum consolidated net worth, measured quarterly, which is equal to $130,000, plus 50% of net income earned after April 1, 2003, and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. As of March 31, 2005, the Company’s consolidated net worth was $227,916. The Agreement contains certain restrictions on the Company’s ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. On September 24, 2004, the Company entered into an amendment to the Agreement that relaxed certain covenants relating to acquisitions, dispositions of Company assets, indebtedness of foreign subsidiaries of the Company, real estate and capital expenditures in connection with the Company’s move to its new corporate headquarters facility. As of March 31, 2005, the Company was in compliance with all covenants and did not have any amounts outstanding under the line-of-credit. The Company currently intends to renew or replace the Agreement concurrent with its expiration.

As of March 31, 2005, the Company had outstanding letters-of-credit of approximately $5,721.

11. Income Taxes

The Company’s effective income tax (benefit) expense rate decreased to (38.5)% for the three months ended March 31, 2005, from 40% for the three months ended March 31, 2004. The primary reason for the decline in the effective tax rate was the consolidation of certain international legal entities.  Prior to operational restructuring and legal entity integration, these international legal entities generated losses that could not be benefited.  As a result of the integration, the amount of losses generated that can not be benefited has been reduced.

12.  Enterprise-Wide Data

Information about Major Customers:

For the three month periods ended March 31, 2005 and 2004, the Company derived approximately 25% and 27% of its revenues from its largest customer, respectively.

Information about Products and Services:

Due to the growth in the Company’s strategic product and service offerings, largely built through recent acquisitions, the Company has expanded its revenue categories into sales support, marketing support and shipping. These categories are reflective of how service offerings are marketed to and viewed by customers. They are not reflective of the way the business is managed. Company operating costs are not broken out for these categories on a global basis, as they are not viewed as necessary to the management of the business globally. Based upon all of these factors, while these categories are useful in understanding the Company’s operating results, the Company has only one reportable segment for disclosure purposes under SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.” The following is a summary of our revenue categories:

Sales solutions revenue includes product and sales support services which are used by, or provided to, the sales forces of our customers.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

Marketing solutions revenue includes our product and service offerings that are not directly geared toward the client sales force and primarily consists of offerings acquired in our business combinations over the past few years. The primary components of marketing solutions revenue include interactive marketing, data, consulting, clinical, and field inventory and reconciliation services.

Shipping revenues are disclosed separately as they are pass-through costs that bear little to no margin, and are required to be included in revenues and costs based upon Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” These billable shipping transactions are primarily related to our interactive marketing activities.

The following table presents revenues by category for the three month periods ended March 31, 2005 and 2004.

	March 31,
	2005	2004
Services & Technology:
Sales solutions	$70,177	$70,411
Marketing solutions	24,611	20,801
Shipping	4,659	3,852
	$99,447	$95,064

Information about Geographic Areas:

The Company is organized by geographic location and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. The following table presents revenues by geographic area for the three months ended March 31, 2005 and 2004.

	March 31,
	2005	2004
United States	$59,447	$62,466
Europe	27,942	20,595
All other	12,058	12,003
	$99,447	$95,064

The table above allocates license revenues on a legal basis. On a legal basis, license revenues have been allocated using the geographic location where the intellectual property is owned.

The following table presents long-lived assets by geographic area:

	As of March 31, 2005	As of December 31, 2004
United States	$153,335	$144,233
Europe	10,369	9,614
All other	10,571	10,423
	$174,275	$164,270

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results and future plans and objectives of management. Those statements in this Form 10-Q containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical and consumer packaged goods industries. All such forward-looking statements involve significant risks and uncertainties, including those risks identified in this Form 10-Q under “Factors That May Affect Future Results,” many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate. Actual results may differ materially from those indicated by the forward-looking statements included in this Form 10-Q, as more fully described under “Factors That May Affect Future Results.” In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results or changes in assumptions, expectations or projections. In addition, our financial and performance outlook concerning future revenues, margins, earnings, earnings per share and other operating or performance results does not include the impact of any future acquisitions, future acquisition-related expenses or accruals, or any future restructuring or other charges that may occur from time-to-time due to management decisions and changing business circumstances and conditions.

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

We have expanded both our portfolio of solutions and customer base and believe that this combination presents significant opportunity for future growth.  In January 2005, we broadened and enhanced our service portfolio with our acquisition of BuzzeoPMDA, Inc. (“Buzzeo”). The Buzzeo acquisition expands our sample and compliance management solution offerings. We believe our recent acquisitions complement our existing business operations by enhancing our solutions portfolio, increasing our access to new customers and allowing deeper penetration into our current markets.  We have also committed to investing in key initiatives to help drive future growth. Our future growth is dependent on our ability to further penetrate the markets in which we operate and increase the adoption rate of our expanded portfolio of solutions.

We evaluate our performance based upon a number of operating metrics. Chief among these metrics are revenues, operating margins, diluted net income per share, operating cash flow and days sales outstanding. Our goal in 2005 is to execute our strategy to yield growth in revenues, operating margins and diluted net income per share. We hope to continue to improve days sales outstanding and generate strong positive operating cash flow even as we continue to reduce the remaining liabilities associated with our acquisitions.  As a result of international growth through our recent acquisitions, certain lines of our business are now subject to a higher level of seasonal fluctuations than we have experienced in the past.  Specifically, our European business and interactive marketing business in the United States have experienced a seasonal slowdown during the summer months.

Due to the growth in our strategic product and service offerings, largely built through our recent acquisitions, we expanded our revenue categories into sales solutions, marketing solutions and shipping. These categories reflect how our service offerings are marketed to and viewed by our customers. They are not reflective of the way we manage our business. Our operating costs are not broken out for these categories on a global basis, as they are not viewed as necessary in the management of our global business. Based upon all of these factors, while these categories are useful in understanding our operating results, we have only one reporting segment for disclosure purposes under Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosure About Segments of an Enterprise and Related Information.” The following is a summary of our revenue categories:

Sales solutions revenue includes product and sales support services which are used by, or provided to, the sales force of our customers.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

Marketing solutions revenue includes our product and service offerings that are not directly geared toward the client sales force and primarily consists of offerings acquired in our business combinations over the past few years. The primary components of marketing solutions revenue include interactive marketing, data, consulting, clinical, and field inventory and reconciliation services.

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

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

There have been no material changes to our critical accounting policies, judgments and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

MERGERS AND ACQUISITIONS

We regularly evaluate opportunities to acquire products or businesses that represent strategic enhancements to our operations. Such acquisition opportunities, if they arise, may involve the use of cash, equity or debt instruments.

Buzzeo

On January 4, 2005, we completed the strategic acquisition of Buzzeo. Based in Richmond, Virginia, Buzzeo provides compliance, auditing, consulting and reconciliation outsourcing services to the pharmaceutical and life sciences industry. This acquisition further expands our sample and compliance management solution offerings. In connection with the acquisition, we restructured the combined operations by eliminating certain former Buzzeo positions. We accrued $200 at January 4, 2005, for liabilities associated with the cost of completing the restructuring plan. Buzzeo’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Buzzeo was approximately $10,283, including $33 of legal and professional fees. As of March 31, 2005, approximately $1,800 of the purchase price was held in escrow.  In accordance with the purchase agreement, the $1,800 held in escrow, less amounts claimed against escrow, if any, is payable as follows: $775 within five business days of the filing this Form 10-Q; and $1,025 on January 4, 2006. We are in the process of finalizing the valuation of certain intangible assets, including the review of a third-party valuation. Therefore, the allocation of purchase price is preliminary and subject to adjustment. The assets acquired and liabilities assumed in connection with the Buzzeo acquisition, and pro forma results of operations are not deemed material to the consolidated financial statements.

The preliminary allocation of purchase price, including the net assets acquired of approximately $3,100, to intangible assets and goodwill acquired in connection with the Buzzeo acquisition are as follows: customer relationship asset of $4,390, amortizable over 10 years; trademark of $290, amortizable over 7 years; other intangibles of $70, fully amortized during the three months ended March 31, 2005; and goodwill of $2,402.

Schwarzeck

On July 20, 2004, we completed the strategic acquisition of the capital stock of Schwarzeck-Verlag GmbH (“Schwarzeck”). Schwarzeck was a provider of physician databases, direct marketing services and sample fulfillment services to pharmaceutical companies in Germany. This acquisition accelerated our expansion in Europe and increases our interactive marketing solutions and services to the German pharmaceutical industry. In connection with the acquisition, we restructured the combined operations by eliminating certain former Schwarzeck positions. We accrued approximately $300 at July 20, 2004 for liabilities associated with the cost of completing the restructuring plan. Schwarzeck’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. We have preliminarily allocated the entire purchase price of approximately $800 to purchased database. The assets acquired and liabilities assumed in connection with the Schwarzeck acquisition, and pro forma results of operations are not deemed material to the consolidated financial statements.

MDM

On April 6, 2004, we completed the strategic acquisition of the capital stock of the MDM. Primarily based in Warsaw, Poland, MDM was a provider of physician databases, market research and sales force support services to pharmaceutical companies in Poland, Hungary, Russia and Ukraine. MDM’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

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

Uto Brain

On January 5, 2004, we completed the strategic acquisition of the capital stock of Uto Brain. Based in Osaka, Japan, Uto Brain provided more than thirty pharmaceutical companies with data, analytics, publishing and advisory services. The combining of resources of Uto Brain with our existing resources creates a comprehensive information, software and services company dedicated to the Japanese pharmaceutical industry and further enhances our ability to provide solutions to enhance the sales, marketing and clinical functions of pharmaceutical companies in the Japanese market. Uto Brain’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Uto Brain was approximately $4,900 (498,270 Yen), including approximately $100 of legal and professional fees. As of March 31, 2005, we paid approximately $3,900 of the purchase price with approximately $900 still outstanding and included within Other Accrued Expenses on the March 31, 2005 consolidated balance sheet. In addition, we assumed approximately $3,800 in bank debt and an acquired loan, all of which was repaid during the year ended December 31, 2004. The assets acquired and liabilities assumed in connection with the Uto Brain acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

REVENUES

	THREE MONTHS ENDED MARCH 31,		$ Increase / (Decrease)	% Increase / (Decrease)	2005 % of Total Revenue	2004 % of Total Revenue

	2005	2004

Services & Technology:
Sales solutions	$70,177	$70,411	$(234)	0%	71%	74%
Marketing solutions	24,611	20,801	3,810	18%	25%	22%
Shipping	4,659	3,852	807	21%	5%	4%
Total Revenues	$99,447	$95,064	$4,383	5%	100%	100%

Total revenues increased by 5% for the three months ended March 31, 2005 compared with the three months ended March 31, 2004.   Our international revenues were $40,985, or approximately 41% of total revenues in the quarter, and increased by 17% over 2004, due to a combination of factors including our recent acquisitions and a favorable foreign currency impact of approximately 2%.  Total revenues in the United States decreased by 3% from the three months ended March 31, 2004, and were $58,461, or approximately 59% of total revenues.  This decrease in the United States was primarily due to a decrease in revenues associated with new system roll-outs by our customers and delayed decision making by clients that are engaged in complex merger, restructuring or cost containment initiatives.

As a result of our recent acquisitions, our business is now subject to a higher level of seasonal fluctuation than we have experienced in the past.  Specifically, our European business and our interactive marketing business in the United States have experienced a seasonal slowdown during the summer months.

Sales Solutions

Sales solutions revenue accounted for approximately 71% of total revenues during the three months ended March 31, 2005, and were relatively flat compared with the three months ended March 31, 2004.  Sales solutions revenues in the United States decreased by 2%, primarily in the areas of implementation revenues and other fees associated with client system roll-outs.  We were also unfavorably impacted by delayed decision making relating to several of our clients that are engaged in complex merger, restructuring or cost containment initiatives.  The decrease in the United States sales solutions service revenues was offset by the addition of inventory and reconciliation services revenues from our recent acquisition of Buzzeo, a significant increase in domestic license revenue and an increase in international sales solutions service revenues of 10% versus the three months ended March 31, 2004.  The increase in sales solutions license revenue was primarily related to sales of new user licenses, upgrades from our existing

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

customers in the United States and favorable exchange rates, offset by a decrease in license fees of our international business versus the three months ended March 31, 2004.

Marketing Solutions

Marketing solution revenues accounted for approximately 25% of total revenues during the three months ended March 31, 2005, and increased by approximately 18% compared with the three months ended March 31, 2004.  This increase was due to our international marketing solutions business, which increased by 45% over the prior year, primarily from 67% growth in our international interactive marketing services.  This growth in international interactive marketing revenues resulted from approximately equal contributions of organic growth and the additional revenues from our 2004 acquisitions.  In the United States, marketing solution revenues decreased by approximately 5% compared with the three months ended March 31, 2004, due to decreases in interactive marketing, data and consulting. These decreases were partially offset by 26% growth in our domestic clinical services and the addition of consulting services from our acquisition of Buzzeo.

Shipping

Shipping revenues accounted for approximately 5% of total revenues during the three months ended March 31, 2005, and increased by approximately 21% compared with the three months ended March 31, 2004.  Shipping revenues contribute little to no margin, and increased primarily as a result of higher pass-through shipping costs related to the growth in our international interactive marketing business.

OPERATING COSTS & EXPENSES

	THREE MONTHS ENDED MARCH 31,		$ Increase / (Decrease)	% Increase / (Decrease)	2005 % of Total Revenue	2004 % of Total Revenue

	2005	2004
Operating Costs & Expenses:
Operating costs (including shipping)	$53,651	$49,807	$3,844	8%	54%	52%
Selling, general and administrative	35,788	32,157	3,631	11%	36%	34%
Research and development	1,818	3,022	(1,204)	-40%	2%	3%
Facility and other charges	9,372	—	9,372	NM	9%	0%
Amortization of acquired intangible assets	1,250	1,027	223	22%	1%	1%
Other operating (income)	—	(339)	339	NM	0%	0%
Total operating costs & expenses	$101,879	$85,674	$16,205	19%	102%	90%

OPERATING COSTS (including shipping). Operating costs increased 8% for the three months ended March 31, 2005 compared with the three months ended March 31, 2004.  This increase was due to higher costs from our three acquisitions completed subsequent to March 31, 2004, higher pass-through postage costs and the impact of foreign currency movements.  These increases were partially offset by a decrease in the variable costs associated with our interactive marketing, training and implementation service revenues, which declined, as well as savings related to our offshore initiative. We anticipate realizing additional savings in future periods as we continue to build our offshore presence.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased 11% for the three months ended March 31, 2005 compared with the three month ended March 31, 2004. SG&A costs increased due to higher costs related to the three acquisitions completed subsequent to March 31, 2004, and increased expenses as a result of our efforts to comply with Sarbanes-Oxley section 404 review, testing and attestation requirements.  As a percentage of revenues, SG&A increased to 36% for the three months ended March 31, 2005, up from 34% compared with the three months ended March 31, 2004.  We have and will continue to invest in sales and marketing initiatives in order to drive our top-line growth while continuing to focus on cost containment measures.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses decreased 40% for the three months ended March 31, 2005 compared with the three months ended March 31, 2004.  As a percentage of revenues, R&D expenses decreased to 2% for the three months ended March 31, 2005, from 3% for the three months ended March 31, 2004. This decrease was due to the expansion of revenue in marketing solutions areas which are not dependent on R&D spending, as well as a substantially higher software capitalization rate.  We capitalized more costs in the three months ended March 31, 2005 due to the development for the expected mid-2005 release of our next generation CRM solution which was not capitalized during the three months ended March 31, 2004.  R&D expenses plus additions to capitalized software development costs, decreased 15% from $3,792 for the three months ended March 31, 2004, to $3,225 for the three months ended March 31, 2005, due to savings related to our off-shore initiative. We expect our capitalization rates for the second half of 2005 to decline, which is more in line with our historical capitalization rates.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

FACILITY AND OTHER CHARGES. During the three months ended March 31, 2005, we recorded approximately $7,600 of facility related charges and a severance charge of approximately $1,700. The facility charges consist of approximately $6,600 related to vacating a New Jersey facility and for additional facilities vacated in previous periods due to changes in current market conditions, as well as approximately $1,000 related to the write-off of leasehold improvements associated with the exit of our New Jersey facility.  The $1,700 severance charge relates to the elimination of certain senior and mid-level management positions during the three months ended March 31, 2005.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets increased 22% over the comparable three months ended March 31, 2004. The increase reflects the current period’s amortization of intangible assets acquired in connection with our acquisitions of MDM, Schwarzeck and Buzzeo, offset by certain intangible assets related to the SAI acquisition fully amortized during the three months ended December 31, 2004.

OTHER OPERATING (INCOME). We received proceeds of $339 related to an insurance claim in the three month period ended March 31, 2004.

PROVISION FOR INCOME TAXES.  Our effective income tax (benefit) expense rate decreased to (38.5)% for the three months ended March 31, 2005, from 40% for the three months ended March 31, 2004. The primary reason for the decline in the effective tax rate was the consolidation of certain international legal entities.  Prior to operational restructuring and legal entity integration, these international legal entities generated losses that could not be benefited.  As a result of the integration, the amount of losses generated that can not be benefited has been reduced. We expect our annualized effective tax rate for the year ending December 31, 2005 to be approximately 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, working capital was $58,371 compared to $66,662 as of December 31, 2004. Cash and cash equivalents were $53,279 as of March 31, 2005, compared to $64,020 as of December 31, 2004. These decreases were primarily attributable to the payments made in connection with our 2005 and 2004 acquisitions.

We finance our business primarily through cash generated by operations. Net cash provided by operating activities was $7,297 and $15,521 for the three month periods ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, we generated operating cash from our net loss adjusted for changes in assets and liabilities, net of effects from acquisitions. While our accrued facility and other charges resulted in us recording a net loss for the three months ended March 31, 2005, it had a minimal effect on our operating cash flows. Future payments of these accruals will have a negative impact on future operating cash flows.  Impacting our operating cash flow were payments of income taxes, purchase accounting restructuring charges, and accounts payable and accrued expenses. During the three months ended March 31, 2005, we had several large receivable collections delayed until early in the second quarter resulting in our accounts receivable days sales outstanding increasing to 66 days for the three months ended March 31, 2005, from 62 days for the three months ended December 31, 2004.

During the three months ended March 31, 2004, we generated operating cash from net income adjusted for changes in assets and liabilities, net of effects from acquisitions.  This increase in operating cash flow was partially offset by $2,615 of payments related to accrued purchase accounting restructuring charges incurred in connection the Synavant acquisition as well as increased payments of accounts payable and accrued expenses. Our accounts receivable days sales outstanding decreased to 59 days for the three months ended March 31, 2004, from 68 days for the three months ended December 31, 2003 partially due to the receipt of approximately $3,300 of a long term contracted receivable.

Cash used in investing activities was $19,212 for the three months ended March 31, 2005, and includes payments for the Buzzeo and Uto Brain acquisitions as well as additions to capitalized software development costs and purchases of property and equipment. Additions of property and equipment primarily related to our new hardware facility in New Jersey, as well as investing in our helpdesk automation process and interactive marketing machinery.  Cash used in investing activities was $5,290 for the three months ended March 31, 2004, and was primarily attributable to purchases of property and equipment as well as payments made related to the Uto Brain acquisition.

As anticipated, purchases of property and equipment increased for the three months ended March 31, 2005 versus the comparable prior year period. During 2005, we expect capital spending in the range of approximately $22,000 to $26,000 primarily to support our infrastructure expansion as well as for the consolidation of our New Jersey based, U.S. hardware facility. We review our capital expenditure program periodically and adjust it as required to meet current needs.

Cash provided by financing activities was $1,103 for the three months ended March 31, 2005, compared to $365 for the three months ended March 31, 2004. The decrease of $738 was primarily attributable to the repayments of long-term debt and loans

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

acquired in connection with the Uto Brain acquisition during the three months ended March 31, 2004, as well as a decrease in proceeds from stock option exercises in the three months ended March 31, 2005.

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

Contractual Obligations and Commitments

We entered into a line-of-credit agreement (the “Agreement”) as of June 16, 2003, in the amount of $30,000 with JPMorgan Chase Bank that expires on July 1, 2005. The Agreement is available to finance working capital needs and possible future acquisitions. Among other covenants, the Agreement requires us to maintain a minimum consolidated net worth, measured quarterly, which is equal to $130,000, plus 50% of net income earned after April 1, 2003, and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. As of March 31, 2005, our consolidated net worth was $227,916. The Agreement contains certain restrictions on our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. On September 24, 2004, we entered into an amendment to the Agreement that relaxed certain covenants relating to acquisitions, dispositions of our assets, indebtedness of our foreign subsidiaries, real estate and capital expenditures in connection with our move to our new corporate headquarters facility. As of March 31, 2005, we were in compliance with all covenants and did not have any amounts outstanding under the line-of-credit. We currently intend to renew or replace the Agreement concurrent with its expiration.

Our principal commitments at March 31, 2005 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	April 1, 2005 Through December 31, 2005	2006	2007	2008	2009	Thereafter
Capital leases	$4,591	$1,390	$1,669	$1,509	$23	$—	$—
Corporate headquarters	2,194	2,194	—	—	—	—	—
Minimum guarantees	2,995	2,922	73	—	—	—	—
Uto Brain purchase price	911	911	—	—	—	—	—
Operating leases (1)	108,985	14,949	17,598	15,104	11,991	11,275	38,068
Total	$119,676	$22,366	$19,340	$16,613	$12,014	$11,275	$38,068

(1)                                  Operating lease amounts disclosed above include $20,011 of future operating lease costs, excluding estimated future sublease income, accrued for in accrued facility charges and in the purchase accounting restructuring accruals related to the Synavant and SAI acquisitions.

As of March 31, 2005, letters of credit for approximately $5,721 were outstanding related to deposits on certain facilities.

We have an agreement with a venture capital fund with a commitment to contribute $1,000 to the fund, callable at the discretion of the general partner in $100 increments. As of March 31, 2005, $500 has been paid, with $500 of the commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners. This asset is recorded within Other Assets in the accompanying consolidated balance sheet.

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

WE FACE RISKS ASSOCIATED WITH OUR ACQUISITIONS

Our business may be materially and adversely affected as a result of the significant risks associated with our acquisitions, including our recent acquisitions of Synavant, Uto Brain, the MDM group of companies, Schwarzeck and Buzzeo. As part of our business strategy, we have acquired, and in the future may acquire, businesses that offer complementary products, services or technologies. These acquisitions are accompanied by substantial risks, including:

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

IF OUR SECURITY MEASURES ARE BREACHED AND AN UNAUTHORIZED PARTY OBTAINS ACCESS TO A CUSTOMER’S DATA, CERTAIN OF OUR SOLUTIONS MAY BE PERCEIVED AS BEING INSECURE AND CUSTOMERS MAY CURTAIL OR STOP USING OUR SERVICE.

Certain of our solutions involve the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and potential liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose existing customers and our ability to obtain new customers.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

32        Certifications of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005

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

32            Certifications of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and Kathleen E. Donovan, Senior Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002