Form 10-Q
period 2005-06-30
DENDRITE INTERNATIONAL INC
filed 2005-08-05
CIK 880321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

☒                                 Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

As of August 2, 2005, 42,662,633 shares of Dendrite International, Inc. no par value common stock were outstanding.

DENDRITE INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Revenues	$115,066	$99,907	$214,513	$194,971

Operating Costs & Expenses:
Operating costs	58,829	50,422	112,480	100,229
Selling, general and administrative	34,075	33,934	69,863	66,091
Research and development	1,454	2,722	3,272	5,744
Facility and other charges	—	—	9,372	—
Amortization of acquired intangible assets	1,130	1,226	2,380	2,253
Other operating (income)	—	—	—	(339)
Total operating costs & expenses	95,488	88,304	197,367	173,978

Operating income	19,578	11,603	17,146	20,993

Interest (income) expense, net	(24)	4	(165)	(3)
Other expense (income), net	20	(18)	(3)	(61)

Income before income tax expense	19,582	11,617	17,314	21,057
Income tax expense	7,539	4,331	6,666	8,107

Net income	$12,043	$7,286	$10,648	$12,950

Net income per share:
Basic	$0.28	$0.18	$0.25	$0.31
Diluted	$0.28	$0.17	$0.24	$0.30

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	June 30,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$56,138	$64,020
Accounts receivable, net of allowance for doubtful accounts of $1,174 and $2,034, respectively	80,239	71,653
Prepaid expenses and other current assets	5,822	6,935
Deferred income taxes	5,535	5,029
Total current assets	147,734	147,637

Property and equipment, net of accumulated depreciation of $54,304 and $56,499, respectively	55,719	45,283
Other assets	8,542	7,922
Goodwill	83,430	80,963
Intangible assets, net	22,363	19,876
Purchased capitalized software, net	751	1,056
Capitalized software development costs, net	9,851	9,170
Deferred income taxes	12,351	9,873
	$340,741	$321,780
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,215	$8,171
Income taxes payable	13,508	12,013
Capital lease obligations	1,616	1,689
Accrued compensation and benefits	15,497	16,058
Accrued professional and consulting fees	5,958	7,413
Accrued facility and other charges	2,653	—
Other accrued expenses	18,337	19,284
Purchase accounting restructuring accrual	2,262	3,000
Deferred revenues	13,921	13,347
Total current liabilities	83,967	80,975

Capital lease obligations	2,217	3,036
Purchase accounting restructuring accrual	3,437	4,143
Accrued facility and other charges	4,668	—
Deferred rent	2,371	2,070
Other non-current liabilities	3,784	3,967

Stockholders’ Equity:
Preferred stock, no par value, 15,000,000 shares authorized, none issued	—	—
Common stock, no par value, 150,000,000 shares authorized, 45,171,795 and 44,913,584 shares issued; 42,633,047 and 42,374,836 shares outstanding at June 30, 2005 and December 31, 2004, respectively	128,304	125,237
Retained earnings	138,149	127,501
Deferred compensation	(168)	(123)
Accumulated other comprehensive income	277	1,239
Less treasury stock, at cost	(26,265)	(26,265)

Total stockholders’ equity	240,297	227,589
	$340,741	$321,780

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income	$10,648	$12,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,135	10,446
Write-off of property and equipment	1,030	—
Amortization of deferred compensation, net of forfeitures	34	115
Deferred income tax benefit	(2,905)	—
Other adjustments for non-cash items	—	901
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(7,247)	9,780
Decrease in prepaid expenses and other current assets	1,027	870
(Increase) decrease in other assets	(804)	693
Decrease in accounts payable and accrued expenses	(212)	(3,576)
Increase in accrued facility and other charges	7,339	—
Decrease in purchase accounting restructuring accrual	(1,630)	(4,278)
Increase in income taxes payable	2,045	675
Increase (decrease) in deferred revenue	716	(3,787)
(Decrease) increase in other non-current liabilities	(182)	114

Net cash provided by operating activities	20,994	24,903

Investing activities:
Acquisitions, net of cash acquired	(10,172)	(6,812)
Purchases of property and equipment	(17,753)	(8,615)
Additions to capitalized software development costs	(2,439)	(2,074)

Net cash used in investing activities	(30,364)	(17,501)

Financing activities:
Repayments of long-term debt	—	(1,689)
Repayments of acquired loan	—	(624)
Payments on capital lease obligations	(890)	(592)
Issuance of common stock	2,527	5,580

Net cash provided by financing activities	1,637	2,675

Effect of foreign exchange rate changes on cash	(149)	168

Net (decrease) increase in cash and cash equivalents	(7,882)	10,245
Cash and cash equivalents, beginning of year	64,020	30,405

Cash and cash equivalents, end of period	$56,138	$40,650

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  Basis of Presentation

The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (“Dendrite” or the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2005, operating results for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Our interim operating results may not be indicative of operating results for the full year.

Reclassifications. Certain prior period balances have been reclassified to conform to current period presentation. The Company has also made an immaterial adjustment to the prior year classification of current and non-current purchase accounting restructuring accruals.

2. Supplemental Cash Flow Information

During the six months ended June 30, 2005, the Company acquired $1,100 of property and equipment which was included in other accrued expenses on the accompanying consolidated balance sheet as of June 30, 2005 and is therefore excluded from the consolidated statement of cash flows for the six months ended June 30, 2005.

3. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) as a replacement to SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). This statement supersedes Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees,” which allowed companies to use the intrinsic method of valuing share-based payment transactions and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS 123. SFAS 123(R) provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach of the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS 123 for the pro forma disclosure. The Company plans to adopt SFAS 123(R) using the modified prospective method. In addition, SFAS 123(R) also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. The adoption of FAS 123(R)’s fair value method is expected to have a significant impact on the Company’s consolidated results of operations, though it will have no impact on the Company’s overall financial position. However, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share in Note 4 to our consolidated financial statements.

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

4.  Stock Based Compensation

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

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

SFAS 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income as reported	$12,043	$7,286	$10,648	$12,950

Add: Deferred compensation amortization, net of forfeitures recognized in accordance with APB 25, net of related tax effects	12	6	21	71

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,230)	(3,847)	(7,733)	(7,648)

Pro forma net income	$7,825	$3,445	$2,936	$5,373

Basic income per share:
As reported	$0.28	$0.18	$0.25	$0.31
Pro forma	$0.18	$0.08	$0.07	$0.13
Diluted income per share:
As reported	$0.28	$0.17	$0.24	$0.30
Pro forma	$0.18	$0.08	$0.07	$0.13

The fair value for these options were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average expected stock price volatility	50.0%	70.0%	50.0%	70.0%
Weighted-average risk-free interest rate	3.9%	3.5%	3.9%	3.1%
Expected life of the option (years)	5.25	5.25	5.25	5.25

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

5.  Net Income Per Share

The following table presents the computation of basic and diluted net income per share for the three and six months ended June 30, 2005 and 2004:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Basic net income per share computation:
Net income	$12,043	$7,286	$10,648	$12,950
Weighted-average common shares outstanding	42,592	41,464	42,531	41,192
Basic net income per share	$0.28	$0.18	$0.25	$0.31

Diluted net income per share computation:
Net income	$12,043	$7,286	$10,648	$12,950
Diluted common shares outstanding:
Weighted-average common shares outstanding	42,592	41,464	42,531	41,192
Impact of dilutive stock options	1,038	1,878	1,156	1,749
Diluted common shares outstanding	43,630	43,342	43,687	42,941
Diluted net income per share	$0.28	$0.17	$0.24	$0.30

6.  Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2005 and 2004 consisted of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income	$12,043	$7,286	$10,648	$12,950
Other comprehensive (loss) income:
Foreign currency translation adjustments	(848)	(256)	(962)	198
Comprehensive income	$11,195	$7,030	$9,686	$13,148

7. Acquisition

Buzzeo

On January 4, 2005, the Company completed the strategic acquisition of BuzzeoPMDA, Inc. (“Buzzeo”). Based in Richmond, Virginia, Buzzeo provides compliance, auditing, consulting and reconciliation outsourcing services to the pharmaceutical and life sciences industry. This acquisition further expands the Company’s sample and compliance management solution offerings. In connection with the acquisition, the Company restructured the combined operations by eliminating certain former Buzzeo positions. The Company accrued $200 at January 4, 2005 for liabilities associated with the cost of completing the restructuring plan (see Note 8). Buzzeo’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Buzzeo was approximately $10,988, including $33 of legal and professional fees. Approximately $590 of the purchase price was included in other accrued expenses in the consolidated balance sheet as of June 30, 2005 and $1,025 of the purchase price was held in escrow as of June 30, 2005.  In accordance with the purchase agreement, the $1,025 held in escrow, less amounts claimed against escrow, if any, is payable on January 4, 2006. The Company is in the process of finalizing the valuation of certain intangible assets, including the review of a third-party valuation. Therefore, the allocation of purchase price is preliminary and subject to adjustment. The assets acquired and liabilities assumed in connection with the Buzzeo acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

The preliminary allocation of purchase price, including the net assets acquired of approximately $3,400, to intangible assets

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

and goodwill acquired in connection with the Buzzeo acquisition is as follows:

	Weighted-Average
	Estimated Useful	Acquired Intangible
	Life (Years)	Asset Value
Intangible Assets Subject to Amortization:
Customer relationship asset	10	$4,390
Trademark	7	290
Other	0.25	70
Total Intangible Assets Subject to Amortization		4,750

Intangible Assets Not Subject to Amortization:
Goodwill	N/A	2,777
Total Intangible Assets		$7,527

The goodwill and intangible assets recorded for financial statement purposes are deductible for tax purposes.

8.  Purchase Accounting Restructuring Accrual

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

The activity related to the purchase accounting restructuring accrual for the six months ended June 30, 2005 is summarized in the table below:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	Purchase				Purchase
	Accounting				Accounting
	Restructuring			Currency	Restructuring
	Accrual as of	2005	2005	Translation	Accrual as of
	December 31, 2004	Adjustments	Payments	Adjustments	June 30, 2005
Synavant
Termination payments to employees	$23	$—	$(23)	$—	$—
Facility exit costs	5,926	—	(965)	—	4,961
Total Synavant	5,949	—	(988)	—	4,961

SAI
Lease termination costs	947	—	(412)	—	535

Schwarzeck
Termination payments to employees	247	—	(228)	(12)	7

Buzzeo
Termination payments to employees	—	200	(4)	—	196

Total	$7,143	$200	$(1,632)	$(12)	$5,699

9.  Goodwill and Intangible Assets

The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

	As of June 30, 2005			As of December 31, 2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible Assets Subject To Amortization:
Purchased capitalized software	$2,441	$(1,690)	$751	$2,441	$(1,385)	$1,056
Capitalized software development costs	29,046	(19,195)	9,851	26,607	(17,437)	9,170
Customer relationship assets	13,903	(2,930)	10,973	9,595	(2,222)	7,373
Backlog	2,400	(2,357)	43	2,400	(2,313)	87
Non-compete covenants	3,727	(3,318)	409	3,768	(2,678)	1,090
Purchased database	5,163	(1,535)	3,628	5,221	(979)	4,242
Trademarks	441	(43)	398	151	(15)	136
Other intangibles	482	(302)	180	413	(197)	216
Total	57,603	(31,370)	26,233	50,596	(27,226)	23,370

Intangible Assets Not Subject to Amortization:
Goodwill	83,430	—	83,430	80,963	—	80,963
Trademarks	6,732	—	6,732	6,732	—	6,732
Total	90,162	—	90,162	87,695	—	87,695

Total Goodwill and Intangible Assets	$147,765	$(31,370)	$116,395	$138,291	$(27,226)	$111,065

The changes in the carrying amount of intangible assets not subject to amortization for the six months ended June 30, 2005 is as follows:

		Acquisitions /
		Purchase	Currency
	Balance as of	Accounting	Translation	Balance as of
	December 31, 2004	Adjustments	Adjustments	June 30, 2005
Goodwill	$80,963	$2,652	$(185)	$83,430
Trademarks	6,732	—	—	6,732
Total	$87,695	$2,652	$(185)	$90,162

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

The Company conducts its annual impairment testing of goodwill as of October 1 each year. During the six months ended June 30, 2005, there were no changes in events or circumstances that would indicate impairment.

The following table reconciles net intangible assets subject to amortization for the period from December 31, 2004 to June 30, 2005:

	Net Intangibles	2005 Year-to-Date Activity			Net Intangibles
	as of			Translation	as of
	December 31, 2004	Additions	Amortization	and Other	June 30, 2005
Purchased capitalized software	$1,056	$—	$(305)	$—	$751
Capitalized software development costs	9,170	2,439	(1,758)	—	9,851
Customer relationship assets	7,373	4,390	(708)	(82)	10,973
Backlog	87	—	(44)	—	43
Non-compete covenants	1,090	—	(640)	(41)	409
Purchased database	4,242	—	(556)	(58)	3,628
Trademarks	136	290	(28)	—	398
Other intangibles	216	70	(105)	(1)	180
Total	$23,370	$7,189	$(4,144)	$(182)	$26,233

Amortization expense related to intangible assets, including internally developed capitalized software costs, for the three month periods ended June 30, 2005 and 2004 was $2,104 and $2,094, respectively. Amortization expense related to intangible assets, including internally developed capitalized software costs, for the six month periods ended June 30, 2005 and 2004 was $4,144 and $3,802, respectively. Aggregate annual amortization expense of intangible assets (exclusive of future additions) is estimated to be:

Year Ending December 31,
2005	$7,887
2006	7,303
2007	5,056
2008	2,464
2009	1,513
2010	1,357
Thereafter	4,797
30,377
Less: 2005 year-to-date amortization expense	(4,144)
Net intangible assets subject to amortization as of June 30, 2005	$26,233

10. Accrued Facility and Other Charges

During the period ended March 31, 2005, the Company initiated and completed a plan to exit a facility in New Jersey for which it has an operating lease expiring in September 2011.  The accrued facility charge relates to vacating this New Jersey facility and for additional facilities vacated and accrued for in previous periods, for which the Company has operating leases expiring through February 2012, due to changes in current market conditions. The Company accrued for the present value of these costs, net of estimated future sublease income.  The Company also accrued for severance charges related to the elimination of certain senior and mid-level management positions. These charges are included within Accrued Facility and Other Charges on the consolidated balance sheet as of June 30, 2005, and within Facility and Other Charges on the consolidated statement of operations during the six months ended June 30, 2005.

The activity related to Accrued Facility and Other Charges for the six months ended June 30, 2005 is summarized in the table below:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

					Accrued Facility
	Accrued Facility and	2005 Facility		Currency	and Other
	Other Charges as of	and Other	2005	Translation	Charges as of
	December 31, 2004	Charges	Payments	Adjustments	June 30, 2005
Facility exit costs	$—	$6,619	$(385)	$—	$6,234
Severance	—	1,723	(618)	(18)	1,087
	$—	$8,342	$(1,003)	$(18)	$7,321

In connection with the plan initiated and completed during the six months ended June 30, 2005, the Company also wrote-off $1,030 of leasehold improvements included within Facility and Other Charges in the consolidated statement of operations for the six months ended June 30, 2005.

11. Line-of-Credit

The June 16, 2003 line-of-credit agreement with JPMorgan Chase, amended September 24, 2004, expired on July 1, 2005.  As of June 30, 2005, the Company’s consolidated net worth was $240,297, the Company was in compliance with all covenants and did not have any amounts outstanding under the line-of-credit. Refer to Note 14 for the discussion of subsequent events associated with the Company’s line-of-credit.

As of June 30, 2005, the Company had outstanding letters-of-credit of approximately $5,721.

12. Income Taxes

The Company’s effective income tax expense rate was 38.5% for the six months ended June 30, 2005 and 2004. The Company’s effective income tax expense rate increased to 38.5% for the three months ended June 30, 2005, from approximately 37.3% for the three months ended June 30, 2004. The reason for the increase in the effective income tax expense rate was the year-to-date adjustment to reduce the effective income tax expense rate to 38.5% during the three months ended June 30, 2004 due to the consolidation of certain international legal entities. Prior to operational restructuring and legal entity integration, these international legal entities generated losses that could not be benefited.  As a result of the integration, the amount of losses generated that can not be benefited has been reduced.

13.  Enterprise-Wide Data

Information about Major Customers:

For the three month period ended June 30, 2005, the Company derived approximately 24% and 11% of it revenues from its two largest customers. For the three month period ended June 30, 2004, the Company derived approximately 27% of its revenues from its largest customer.  For the six month periods ended June 30, 2005 and 2004, the Company derived approximately 25% and 27% of its revenues from its largest customer, respectively. As of June 30, 2005 and December 31, 2004, approximately 17% and 18% of the Company’s accounts receivable balance was due from its largest customer, respectively. Other than what has been presented above, no individual customer represented 10% or more of our total consolidated revenues or accounts receivable for or as of the periods presented.

Information about Products and Services:

Due to the growth in the Company’s strategic product and service offerings, largely built through recent acquisitions, the Company has expanded its revenue categories into sales solutions, marketing solutions and shipping. These categories are reflective of how service offerings are marketed to and viewed by customers. They are not reflective of the way the business is managed. Company operating costs are not broken out for these categories on a global basis, as they are not viewed as necessary to the management of the business globally. Based upon all of these factors, while these categories are useful in understanding the Company’s operating results, the Company has only one reportable segment for disclosure purposes under SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.” The following is a summary of our revenue categories:

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

The following table presents revenues by category for the three and six month periods ended June 30, 2005 and 2004.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Services & Technology:
Sales solutions	$83,036	$72,633	$153,213	$143,044
Marketing solutions	27,094	23,212	51,705	44,013
Shipping	4,936	4,062	9,595	7,914
	$115,066	$99,907	$214,513	$194,971

Information about Geographic Areas:

The Company is organized by geographic location and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. The following table presents revenues by geographic area for the three and six months ended June 30, 2005 and 2004.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
United States	$73,680	$61,852	$133,127	$124,318
Europe	27,397	24,281	55,339	44,876
All other	13,989	13,774	26,047	25,777
	$115,066	$99,907	$214,513	$194,971

The table above allocates license revenues on a legal basis. On a legal basis, license revenues have been allocated using the geographic location where the intellectual property is owned.

The following table presents long-lived assets by geographic area:

		As of
	As of	December 31,
	June 30, 2005	2004
United States	$159,433	$144,233
Europe	10,274	9,614
All other	10,949	10,423
	$180,656	$164,270

14. Subsequent Events

On July 25, 2005, the Company entered into a replacement line-of-credit agreement (the “Agreement”), in the amount of $30,000 with JPMorgan Chase Bank that expires on June 30, 2008. The Agreement is available to finance working capital needs and possible future acquisitions. The Agreement contains customary affirmative and negative covenants and also contains certain financial covenants, including those related to (a) a maximum leverage ratio at the end of any fiscal quarter, (b) a minimum interest coverage ratio at the end of any fiscal quarter and (c) a minimum fixed charge coverage ratio at the end of any fiscal quarter. The Agreement also restricts the Company’s ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends.

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

We evaluate our performance based upon a number of operating metrics. Chief among these metrics are revenues, operating margins, diluted net income per share, operating cash flow and days sales outstanding. Our goal in 2005 is to execute our strategy to yield growth in revenues, operating margins and diluted net income per share. As part of our strategy to improve operating margins, we began shifting technical positions offshore in early 2004.  We currently partner with a third party to operate our offshore development centers.  As of June 30, 2005 we have 300 positions located in India.  We expect to continue moving additional technical and non-technical functions into low cost countries such as India as we further seek to expand our operating margins. We hope to maintain our level of days sales outstanding and generate strong positive operating cash flow as we continue to reduce the remaining liabilities associated with our acquisitions.

As a result of international growth through our recent acquisitions, certain lines of our business are now subject to a higher level of seasonal fluctuations than we have experienced in the past.  Specifically, our European business and interactive marketing business in the United States have historically experienced a seasonal slowdown during the summer months.

Due to the growth in our strategic product and service offerings, largely built through our recent acquisitions, we expanded our revenue categories into sales solutions, marketing solutions and shipping. These categories reflect how our service offerings are marketed to and viewed by our customers. They are not reflective of the way we manage our business. Our operating costs are not broken out for these categories on a global basis, as they are not viewed as necessary in the management of our global business. Based upon all of these factors, while these categories are useful in understanding our operating results, we have only one reporting segment for disclosure purposes under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information.” The following is a summary of our revenue categories:

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

Buzzeo

On January 4, 2005, we completed the strategic acquisition of Buzzeo. Based in Richmond, Virginia, Buzzeo provides compliance, auditing, consulting and reconciliation outsourcing services to the pharmaceutical and life sciences industry. This acquisition further expands our sample and compliance management solution offerings. In connection with the acquisition, we restructured the combined operations by eliminating certain former Buzzeo positions. We accrued $200 at January 4, 2005 for liabilities associated with the cost of completing the restructuring plan. Buzzeo’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Buzzeo was approximately $10,988, including $33 of legal and professional fees.   Approximately $590 of the purchase price was included in other accrued expenses in the consolidated balance sheet as of June 30, 2005 and $1,025 of the purchase price was held in escrow as of June 30, 2005. In accordance with the purchase agreement, the $1,025 held in escrow, less amounts claimed against escrow, if any, is payable on January 4, 2006. We are in the process of finalizing the valuation of certain intangible assets, including the review of a third-party valuation. Therefore, the allocation of purchase price is preliminary and subject to adjustment. The assets acquired and liabilities assumed in connection with the Buzzeo acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

The preliminary allocation of purchase price, including the net assets acquired of approximately $3,400, to intangible assets and goodwill acquired in connection with the Buzzeo acquisition are as follows: customer relationship asset of $4,390, amortizable over 10 years; trademark of $290, amortizable over 7 years; other intangibles of $70, fully amortized during the three months ended March 31, 2005; and goodwill of $2,777.

Schwarzeck

On July 20, 2004, we completed the strategic acquisition of the capital stock of Schwarzeck-Verlag GmbH (“Schwarzeck”). Schwarzeck was a provider of physician databases, direct marketing services and sample fulfillment services to pharmaceutical companies in Germany. This acquisition accelerated our expansion in Europe and increased our interactive marketing solutions and services to the German pharmaceutical industry. In connection with the acquisition, we restructured the combined operations by eliminating certain former Schwarzeck positions. We accrued approximately $300 at July 20, 2004 for liabilities associated with the cost of completing the restructuring plan. Schwarzeck’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. We have preliminarily allocated the entire purchase price of approximately $800 to purchased database. The assets acquired and liabilities assumed in connection with the Schwarzeck acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

Uto Brain

On January 5, 2004, we completed the strategic acquisition of the capital stock of Uto Brain Co. Ltd. (“Uto Brain”). Based in Osaka, Japan, Uto Brain provided more than thirty pharmaceutical companies with data, analytics, publishing and advisory services. The combining of resources of Uto Brain with our existing resources creates a comprehensive information, software and services company dedicated to the Japanese pharmaceutical industry and further enhances our ability to provide solutions to enhance the sales, marketing and clinical functions of pharmaceutical companies in the Japanese market. Uto Brain’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Uto Brain was approximately $4,900 (498,270 Yen), including approximately $100 of legal and professional fees. As of June 30, 2005, the purchase price was paid. In addition, we assumed approximately $3,800 in bank debt and an acquired loan, all of which was repaid during the year ended December 31, 2004. The assets acquired and liabilities assumed in connection with the Uto Brain acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

REVENUES

	THREE MONTHS ENDED				2005 % of	2004 % of
	JUNE 30,		$ Increase	% Increase	Total	Total
	2005	2004	/ (Decrease)	/ (Decrease)	Revenue	Revenue

Services & Technology:
Sales solutions	$83,036	$72,633	$10,403	14%	72%	73%
Marketing solutions	27,094	23,212	3,882	17%	24%	23%
Shipping	4,936	4,062	874	22%	4%	4%
Total Revenues	$115,066	$99,907	$15,159	15%	100%	100%

Total revenues of $115,066 increased by 15% for the three months ended June 30, 2005 compared with the three months ended June 30, 2004.   Our international revenues were $42,238, or approximately 37% of total revenues in the quarter, and increased by 10% over 2004 due to our recent acquisitions and organic growth, as well as a favorable foreign currency impact of approximately 2% of prior year revenues.  Total revenues in the United States increased by 18% from the three months ended June 30, 2004, and were $72,828, or approximately 63% of total revenues.  The increase in the United States included $4,000 associated with the early termination of a contract with Odyssey Pharmaceuticals (“Odyssey”), a mid-tier domestic client that has ceased operating in the United States, an increase in implementation fees associated with new system roll-outs by our customers, an increase in our interactive marketing business and the addition of revenues from our Buzzeo acquistion. We anticipate a negative impact to revenues of $1,500 to $1,700 during the second half of 2005 related to the Odyssey contract termination.

As a result of our recent acquisitions, our business is now subject to a higher level of seasonal fluctuation than we have experienced in the past.  Specifically, our European business and our interactive marketing business in the United States have historically experienced a seasonal slowdown during the summer months.

Sales Solutions

Sales solutions accounted for approximately 72% of total revenues during the three months ended June 30, 2005, and increased by 14% compared with the three months ended June 30, 2004.  Sales solutions services in the United States increased by 17%, which included $4,000 associated with the early termination of a contract with Odyssey, and other fees associated with client system roll-outs, as well as the addition of inventory and reconciliation services from our recent acquisition of Buzzeo.  Additionally, there was a significant increase in domestic license revenue due to an upgrade from an existing customer. International sales solutions services increased by 4% versus the three months ended June 30, 2004.

Marketing Solutions

Marketing solution accounted for approximately 24% of total revenues during the three months ended June 30, 2005, and increased by approximately 17% compared with the three months ended June 30, 2004.  We achieved growth in both our domestic and our international marketing solutions business during the three months ended June 30, 2005.  In the United States, marketing solutions revenue increased by approximately 18% compared with the three months ended June 30, 2004, due to increases in interactive marketing and clinical services as well as the addition of consulting services from our acquisition of Buzzeo. These increases were partially offset by decreases in domestic consulting and data revenues.  Our international marketing solutions business increased by

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

16% compared with the three months ended June 30, 2004, primarily due to 26% growth in our international interactive marketing services.  The growth in international interactive marketing solutions resulted from our 2004 acquisition of Schwarzeck and organic growth.

Shipping

Shipping revenues accounted for approximately 4% of total revenues during the three months ended June 30, 2005, and increased by approximately 22% compared with the three months ended June 30, 2004.  Shipping revenues contribute little to no margin, and increased primarily as a result of higher pass-through shipping costs related to the growth in our interactive marketing business.

OPERATING COSTS & EXPENSES

	THREE MONTHS ENDED				2005 % of	2004 % of
	JUNE 30,		$ Increase	% Increase	Total	Total
	2005	2004	/ (Decrease)	/ (Decrease)	Revenue	Revenue
Operating Costs & Expenses:
Operating costs (including shipping)	$58,829	$50,422	$8,407	17%	51%	50%
Selling, general and administrative	34,075	33,934	141	0%	30%	34%
Research and development	1,454	2,722	(1,268)	-47%	1%	3%
Amortization of acquired intangible assets	1,130	1,226	(96)	-8%	1%	1%
Total operating costs & expenses	$95,488	$88,304	$7,184	8%	83%	88%

OPERATING COSTS (including shipping). Operating costs increased 17% for the three months ended June 30, 2005 compared with the three months ended June 30, 2004.  This increase was due to higher costs from our two acquisitions completed subsequent to June 30, 2004, as well as our overall revenue growth, higher pass-through postage costs and the unfavorable impact of foreign currency exchange rates.  As a percentage of revenues, including the impact of the early termination of the contract with Odyssey, operating costs during the three months ended June 30, 2005 were 51% versus 50% during the three months ended June 30, 2004. We anticipate realizing additional savings in future periods as we continue to build our offshore presence.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses were relatively flat for the three months ended June 30, 2005 compared with the three month ended June 30, 2004. SG&A cost increases due to higher costs related to the two acquisitions completed subsequent to June 30, 2004, were offset by actions taken by management to contain costs during the first quarter of 2005.  As a percentage of revenues, including the impact of the early termination of the contract with Odyssey, SG&A decreased to 30% for the three months ended June 30, 2005, down from 34% for the three months ended June 30, 2004. We have and will continue to invest in sales and marketing initiatives in order to drive our top-line growth while continuing to focus on cost containment measures in other elements of SG&A.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses decreased by 47% for the three months ended June 30, 2005 compared with the three months ended June 30, 2004.  As a percentage of revenues, R&D expenses decreased to 1% for the three months ended June 30, 2005, from 3% for the three months ended June 30, 2004. The decrease was due to reduced R&D spending and a substantially higher capitalization rate during the three months ended June 30, 2005. We capitalized more costs in the three months ended June 30, 2005 due to the development for the expected 2005 release of our next generation CRM solutions. Gross R&D spending (R&D expenses plus additions to capitalized software development costs) decreased 38% from $4,026 for the three months ended June 30, 2004 to $2,486 for the three months ended June 30, 2005. Gross R&D decreased due to the deployment of resources to revenue-generating projects and the savings related to our offshore initiative. We expect our capitalization rates for the second half of 2005 to decline.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets decreased 8% from the comparable three months ended June 30, 2004. The decrease reflects certain intangible assets related to the SAI acquisition which were fully amortized as of March 31, 2005, partially offset by amortization of intangibles related to the Schwarzeck and Buzzeo acquisitions.

PROVISION FOR INCOME TAXES.  Our effective income tax expense rate increased to 38.5% for the three months ended June 30, 2005, from approximately 37.3% for the three months ended June 30, 2004. The reason for the increase in the effective income tax expense rate was the year-to-date adjustment to reduce the effective income tax expense rate to 38.5% during the three months ended June 30, 2004 due to the consolidation of certain international legal entities. Prior to operational restructuring and legal entity integration, these international legal entities generated losses that could not be benefited.  As a result of the integration, the amount of losses generated that can not be benefited has been reduced. We expect our annualized effective income tax expense rate for the year ending December 31, 2005 to be approximately 38.5%.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

REVENUES

	SIX MONTHS ENDED				2005 % of	2004 % of
	JUNE 30,		$ Increase /	% Increase	Total	Total
	2005	2004	(Decrease)	/ (Decrease)	Revenue	Revenue
Services & Technology:
Sales solutions	$153,213	$143,044	$10,169	7%	71%	73%
Marketing solutions	51,705	44,013	7,692	17%	24%	23%
Shipping	9,595	7,914	1,681	21%	4%	4%
Total revenues	$214,513	$194,971	$19,542	10%	100%	100%

Total revenues of $214,513 increased by 10% for the six months ended June 30, 2005 compared with the six months ended June 30, 2004.   Our international revenues were $83,224, or approximately 39% of total revenues for the period, and increased by 13% over 2004, due to our recent acquisitions and organic growth, as well as a favorable foreign currency impact of approximately 2% of prior year revenues.  Total revenues in the United States increased by 8% from the six months ended June 30, 2004, and were $131,290, or approximately 61% of total revenues.  The increase in the United States resulted from $4,000 of revenue associated with the early termination of a contract with Odyssey, a mid-tier domestic client that has ceased operating in the United States, the addition of revenues from our Buzzeo acquistion and growth in our domestic clinical services. We anticipate a negative impact to revenues of $1,500 to $1,700 during the second half of 2005 related to the Odyssey contract termination.

As a result of our recent acquisitions, our business is now subject to a higher level of seasonal fluctuation than we have experienced in the past.  Specifically, our European business and our interactive marketing business in the United States have historically experienced a seasonal slowdown during the summer months.

Sales Solutions

Sales solutions accounted for approximately 71% of total revenues during the six months ended June 30, 2005, and increased by approximately 7% compared with the six months ended June 30, 2004.  Sales solution services in the United States increased by 6%, which included $4,000 associated with the early termination of a contract with Odyssey and the addition of sales support services from our Buzzeo acquistion.  We were unfavorably impacted by delayed decision making relating to our clients that are engaged in restructuring or cost containment initiatives, which drove decreases in our implementation and system roll-out support services in the United States.  The increase in the United States sales solutions also included a significant increase in domestic software license revenues due to sales of new user licenses and upgrades from our existing customers.  Our international sales solutions services increased by approximately 7% versus the six months ended June 30, 2004, which included moderate growth in service revenues for all regions, partially offset by a decrease in license fees of our international business versus the six months ended June 30, 2004.

Marketing Solutions

Marketing solutions accounted for approximately 24% of total revenues during the six months ended June 30, 2005, and increased by approximately 17% compared with the six months ended June 30, 2004.  The increase was mostly due to growth in our international marketing solutions business, which increased by 28% over the prior year, primarily from 44% growth in our international interactive marketing services.  The growth in international interactive marketing included the additional revenues from our 2004 acquisitions as well as organic growth.  In the United States, marketing solutions increased by approximately 6% compared with the six months ended June 30, 2004, due to increases in interactive marketing, clinical services and the inclusion of marketing services from our Buzzeo acquisition, which was partially offset by a decrease in our domestic data and consulting revenues.

Shipping

Shipping revenues accounted for approximately 4% of total revenues during the six months ended June 30, 2005, and increased by approximately 21% compared with the six months ended June 30, 2004.  Shipping revenues contribute little to no margin, and increased primarily as a result of higher pass-through shipping costs related to the growth in our interactive marketing business.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

OPERATING COSTS & EXPENSES

	SIX MONTHS ENDED		$		2005 % of	2004 % of
	JUNE 30,		Increase /	% Increase	Total	Total
	2005	2004	(Decrease)	/ (Decrease)	Revenue	Revenue
Operating costs (including shipping)	$112,480	$100,229	$12,251	12%	52%	51%
Selling, general and administrative	69,863	66,091	3,772	6%	33%	33%
Research and development	3,272	5,744	(2,472)	-43%	2%	3%
Facility and other charges	9,372	—	9,372	N/A	4%	0%
Amortization of acquired intangible assets	2,380	2,253	127	6%	1%	1%
Other operating (income)	—	(339)	339	-100%	—	—
Total operating costs & expenses	$197,367	$173,978	23,389	13%	92%	89%

OPERATING COSTS (including shipping). Operating costs increased 12% for the six months ended June 30, 2005 compared with the six months ended June 30, 2004.  This increase was due to higher costs from our two acquisitions completed subsequent to June 30, 2004, higher pass-through postage costs and our overall increase in revenues.  These increases were partially offset by the savings related to our offshore initiative. As a percentage of revenues, including the impact of the early termination of the contract with Odyssey, operating costs during the six months ended June 30, 2005 were 52% versus 51% during the six months ended June 30, 2004. We anticipate realizing additional savings in future periods as we continue to build our offshore presence.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased 6% for the six months ended June 30, 2005 compared with the six month ended June 30, 2004. SG&A costs increased due to higher costs related to the two acquisitions completed subsequent to June 30, 2004, and increased expenses as a result of our efforts to comply with Sarbanes-Oxley section 404 review, testing and attestation requirements.  As a percentage of revenues, including the impact of the early termination of the contract with Odyssey, SG&A remained flat at 33% for the six months ended June 30, 2005 and 2004.  We have and will continue to invest in sales and marketing initiatives in order to drive our top-line growth while continuing to focus on cost containment measures in other elements of SG&A.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses decreased 43% for the six months ended June 30, 2005 compared with the six months ended June 30, 2004.  As a percentage of revenues, R&D expenses decreased to 2% for the six months ended June 30, 2005 from 3% for the six months ended June 30, 2004. The decrease was due to decreased R&D spending and a substantially higher capitalization rate during the six months ended June 30, 2005. We capitalized more costs in the six months ended June 30, 2005 due to the development for the expected 2005 release of our next generation CRM solutions. Gross R&D spending (R&D expenses plus additions to capitalized software development costs) decreased 27% from $7,818 for the six months ended June 30, 2004, to $5,711 for the six months ended June 30, 2005. Gross R&D decreased due to the the deployment of resources to revenue-generating projects and the savings related to our offshore initiative. We expect our capitalization rates for the second half of 2005 to decline.

FACILITY AND OTHER CHARGES. During the six months ended June 30, 2005, we recorded $7,649 of facility-related charges and a severance charge of $1,723. The facility charges consist of $6,619 related to vacating a New Jersey facility and for additional facilities vacated in previous periods due to changes in current market conditions, as well as $1,030 related to the write-off of leasehold improvements associated with the exit of our New Jersey facility.  The $1,723 severance charge relates to the elimination of certain senior and mid-level management positions during the three months ended March 31, 2005.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets increased 6% over the comparable six months ended June 30, 2004. The increase reflects a full current period’s amortization of intangible assets acquired in connection with our acquisitions of MDM, Schwarzeck and Buzzeo, offset by certain intangible assets related to the SAI, Synavant and Uto Brain acquisitions being fully amortized during or prior to the six months ended June 30, 2005.

OTHER OPERATING (INCOME). We received proceeds of $339 related to an insurance claim during the six months ended June 30, 2004.

PROVISION FOR INCOME TAXES.  Our effective income tax expense rate remained flat at 38.5% for the six months ended June 30, 2005 and 2004. We expect our annualized effective income tax expense rate for the year ending December 31, 2005 to be approximately 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, working capital was $63,767 compared to $66,662 as of December 31, 2004. Cash and cash equivalents were $56,138 as of June 30, 2005, compared to $64,020 as of December 31, 2004. These decreases were primarily attributable to the payments made in connection with our 2005 and 2004 acquisitions as well as the previously communicated increase in capital expenditures during the six months ended June 30, 2005.

We finance our business primarily through cash generated by operations. Net cash provided by operating activities was $20,994 and $24,903 for the six month periods ended June 30, 2005 and 2004, respectively. During the six months ended June 30,

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

2005, we generated operating cash from our net income adjusted for changes in assets and liabilities, net of effects from acquisitions. Our accrued facility and other charges resulted in us recording a net loss for the three months ended March 31, 2005 and lower net income for the six months ended June 30, 2005, however, these charges only had an approximate $1,000 negative impact on our operating cash flows for the six months ended June 30, 2005. Future payments of these accruals will continue to have a negative impact on future operating cash flows.  Impacting our operating cash flow were payments of income taxes, purchase accounting restructuring charges, and accounts payable and accrued expenses. During the three months ended June 30, 2005, our accounts receivable days sales outstanding decreased to 63 days for the three months ended June 30, 2005, from 66 days for the three months ended March 31, 2005 due to improved cash collections and the increase in revenues during the three months ended June 30, 2005.

During the six months ended June 30, 2004, we generated operating cash from net income adjusted for changes in assets and liabilities, net of effects from acquisitions.  This increase in operating cash flow was partially offset by $4,278 of payments related to accrued purchase accounting restructuring charges incurred in connection the Synavant and SAI acquisitions as well as increased payments of accounts payable and accrued expenses. Our accounts receivable days sales outstanding decreased to 60 days for the three months ended June 30, 2004, from 68 days for the three months ended December 31, 2003 partially due to certain annual billings and the receipt of approximately $3,300 of a long-term contracted receivable.

Cash used in investing activities was $30,364 for the six months ended June 30, 2005, and includes payments for the Buzzeo and Uto Brain acquisitions, as well as additions to capitalized software development costs and purchases of property and equipment. Additions of property and equipment primarily related to our new hardware facility in New Jersey, new corporate headquarters in New Jersey and new international facilities, as well as investing in our helpdesk automation process and interactive marketing machinery.  Cash used in investing activities was $17,501 for the six months ended June 30, 2004, and was primarily attributable to purchases of property and equipment related to the relocation of our corporate headquarters, as well as payments made related to the MDM and Uto Brain acquisitions.

As anticipated, purchases of property and equipment increased for the six months ended June 30, 2005 versus the comparable prior year period. During 2005, we currently expect capital spending in the range of approximately $22,000 to $26,000 primarily to support our infrastructure expansion, as well as for the consolidation of our New Jersey based, U.S. hardware facility. We review our capital expenditure program periodically and adjust it as required to meet current needs.

Cash provided by financing activities was $1,637 for the six months ended June 30, 2005, and includes proceeds from the issuance of common stock partially offset by payments related to capital lease obligations.  Cash provided by financing activities was $2,675 for the six months ended June 30, 2004, and was primarily attributable to the issuance of common stock partially offset by the repayments of long-term debt and loans acquired in connection with the Uto Brain acquisition.

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

Contractual Obligations and Commitments

We entered into a line-of-credit agreement (the “Agreement”) as of June 16, 2003, in the amount of $30,000 with JPMorgan Chase Bank that expired on July 1, 2005. The Agreement was available to finance working capital needs and possible future acquisitions. Among other covenants, the Agreement required us to maintain a minimum consolidated net worth, measured quarterly, which is equal to $130,000, plus 50% of net income earned after April 1, 2003, and 75% of the net proceeds of any offering of new equity interests issued subsequent to June 30, 2003. As of June 30, 2005, our consolidated net worth was $240,297. The Agreement contained certain restrictions on our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. On September 24, 2004, we entered into an amendment to the Agreement that relaxed certain covenants relating to acquisitions, dispositions of our assets, indebtedness of our foreign subsidiaries, real estate and capital expenditures in connection with our move to our new corporate headquarters facility. As of June 30, 2005, we were in compliance with all covenants and did not have any amounts outstanding under the line-of-credit.

 On July 25, 2005, the Company entered into a replacement line-of-credit agreement (the “Agreement”), in the amount of $30,000 with JPMorgan Chase Bank that expires on June 30, 2008. The Agreement is available to finance working capital needs and possible future acquisitions. The Agreement contains customary affirmative and negative covenants and also contains certain financial covenants, including those related to (a) a maximum leverage ratio at the end of any fiscal quarter, (b) a minimum interest coverage ratio at the end of any fiscal quarter and (c) a minimum fixed charge coverage ratio at the end of any fiscal quarter. The Agreement also restricts the Company’s ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

or pay cash dividends.

Our principle commitments at June 30, 2005 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

		Payments Due by Period
		July 1, 2005
		through
Contractual Obligations	Total	December 31, 2005	2006	2007	2008	2009	Thereafter
Capital leases	$4,063	$929	$1,668	$1,444	$22	$—	$—
Corporate headquarters	48	48	—	—	—	—	—
Minimum guarantees	2,448	1,811	355	282	—	—	—
Buzzeo purchase price	1,615	—	1,615	—	—	—	—
Operating leases (1)	104,293	10,111	17,661	15,168	12,010	11,275	38,068
Total	$112,467	$12,899	$21,299	$16,894	$12,032	$11,275	$38,068

(1)           Operating lease amounts disclosed above include $18,635 of future operating lease costs, excluding estimated future sublease income, accrued for in accrued facility charges and in the purchase accounting restructuring accruals related to the Synavant and SAI acquisitions.

As of June 30, 2005, letters of credit for approximately $5,721 were outstanding related to deposits on certain facilities.

We have an agreement with a venture capital fund with a commitment to contribute $1,000 to the fund, callable at the discretion of the general partner in $100 increments. As of June 30, 2005, $500 has been paid, with $500 of the commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners. This asset is recorded within other assets in the accompanying consolidated balance sheets.

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

Some of our software is provided by third-party vendors. If our third-party vendors are unable to successfully respond to technological change or if our relationships with certain third-party vendors are terminated, we may experience difficulty in replacing the functionality provided by the third-party software currently offered with our products. Although we believe there are other sources for all of our third-party software, any significant interruption in the supply of these products could adversely impact our sales unless and until we can secure another source. The absence of or any significant delay in the replacement of functionality provided by third-

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

WE FACE RISKS IN CONNECTION WITH IMPLEMENTING THE REQUIREMENTS OF SECTION 404 OF THE SARBANES OXLEY ACT

We continue to be involved in the process of evaluating our internal control over financial reporting in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. This is a continuing process and we cannot be certain as to the timing of completion of our future reviews, evaluation, testing and remediation actions or the impact of the same on our operations or the results of the required testing and required attestation report by us and also by our registered independent public accounting firm. If at any time we are

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 4.  Controls and Procedures

The Company’s Chief Executive Officer and Interim Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 as amended, as of the end of the period covered by this Form 10-Q.  Based on such evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

The Company’s Chief Executive Officer and Interim Chief Financial Officer have also concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on May 17, 2005 (the “Annual Meeting”). The following proposals were considered and voted upon at the Annual Meeting:

1.   Election of Directors. The following directors were nominated for election to the Board of Directors until the next Annual Meeting or until their successors are duly chosen and qualified: John Bailye, John Fazio, Bernard Goldsmith, Edward Kfoury, Paul Margolis, John Martinson, Terence Osborne and Patrick Zenner. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
John Bailye	37,208,276	3,067,249
John Fazio	37,773,024	2,502,501
Bernard Goldsmith	37,666,023	2,609,502
Edward Kfoury	37,666,223	2,609,302
Paul Margolis	37,666,313	2,609,212
John Martinson	37,666,813	2,608,712
Terence Osborne	37,668,761	2,606,764
Patrick Zenner	28,024,078	12,251,447

2.  Ratification of Independent Registered Public Accounting Firm. The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the Company’s 2005 fiscal year was proposed. There were 40,261,618 votes cast for the proposal, 7,342 votes cast against the proposal and 6,565 abstentions.

3.  Amendment to 1997 Stock Incentive Plan. An amendment was proposed to the Company’s 1997 Stock Incentive Plan to increase the number of authorized plan shares by 1,000,000 shares. There were 21,541,456 votes cast for the amendment, 13,982,362 votes cast against the amendment and 104,456 abstentions.

Based on these voting results, each of the directors nominated was elected and both proposals were approved.

ITEM 6.                Exhibits

10.1     Cash bonus between the Company and Natasha Giordano, Senior Vice President, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 29, 2005.

10.2     The Dendrite International, Inc. 1997 Stock Incentive Plan, as amended, incorporated by reference to Appendix A to the Company’s proxy statement filed on April 26, 2005.

10.3     Employment Agreement between the Company and George T. Robson, dated June 6, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2005.

10.4     The Dendrite International, Inc. New Hire Option Grant Authorization, as amended, incorporated by reference to the Company’s Current Report on Form 8-K filed June 23, 2005.

31.1     Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification of George T. Robson, Interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32        Certifications of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and George T. Robson, Interim Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2005

By:	/s/ John E. Bailye
John E. Bailye,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brent J. Cosgrove
Brent J. Cosgrove,
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Material Contracts and Compensatory Plans and Arrangements:

10.1         Cash bonus between the Company and Natasha Giordano, Senior Vice President, incorporated by reference to the Company’s Current Report on Form 8-K filed on April 29, 2005.

10.2         The Dendrite International, Inc. 1997 Stock Incentive Plan, as amended, incorporated by reference to Appendix A to the Company’s proxy statement filed on April 26, 2005.

10.3         Employment Agreement between the Company and George T. Robson, dated June 6, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2005.

10.4         The Dendrite International, Inc. New Hire Option Grant Authorization, as amended, incorporated by reference to the Company’s Current Report on Form 8-K filed June 23, 2005.

Certifications:

31.1         Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of George T. Robson, Interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32            Certifications of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and George T. Robson, Interim Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002