Form 10-Q
period 2005-09-30
DENDRITE INTERNATIONAL INC
filed 2005-11-07
CIK 880321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐yes ☒ no

As of October 31, 2005, 43,417,840 shares of Dendrite International, Inc. no par value common stock were outstanding.

DENDRITE INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Revenues	$114,360	$99,428	$328,873	$294,399

Operating Costs & Expenses:
Operating costs	61,252	51,578	173,732	151,807
Selling, general and administrative	33,395	32,832	103,258	98,923
Research and development	1,343	1,673	4,615	7,417
Facility and other charges	—	—	9,372	—
Amortization of acquired intangible assets	960	1,214	3,340	3,467
Other operating (income)	—	(368)	—	(707)
Total operating costs & expenses	96,950	86,929	294,317	260,907

Operating income	17,410	12,499	34,556	33,492

Interest (income) expense, net	(150)	14	(315)	11
Other expense (income), net	35	(190)	32	(251)

Income before income tax expense	17,525	12,675	34,839	33,732
Income tax expense	6,747	4,880	13,413	12,987

Net income	$10,778	$7,795	$21,426	$20,745

Net income per share:
Basic	$0.25	$0.19	$0.50	$0.50
Diluted	$0.24	$0.18	$0.49	$0.48

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2005	2004
Assets

Current Assets:
Cash and cash equivalents	$64,618	$64,020
Accounts receivable, net of allowance for doubtful accounts of $1,021 and $2,034, respectively	76,184	71,653
Prepaid expenses and other current assets	7,079	6,935
Deferred income taxes	6,757	5,029
Total current assets	154,638	147,637

Property and equipment, net of accumulated depreciation of $58,400 and $56,499, respectively	55,507	45,283
Other assets	9,025	7,922
Goodwill	91,409	80,963
Intangible assets, net	25,685	19,876
Purchased capitalized software, net	598	1,056
Capitalized software development costs, net	10,339	9,170
Deferred income taxes	9,640	9,873
	$356,841	$321,780
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$10,495	$8,171
Income taxes payable	8,265	12,013
Capital lease obligations	1,467	1,689
Accrued compensation and benefits	16,047	14,662
Accrued professional and consulting fees	6,320	7,413
Accrued facility and other charges	2,103	—
Other accrued expenses	15,135	19,284
Purchase accounting restructuring accrual	1,925	3,000
Deferred revenues	13,870	13,347
Total current liabilities	75,627	79,579

Capital lease obligations	2,068	3,036
Purchase accounting restructuring accrual	3,224	4,143
Accrued facility and other charges	4,497	—
Deferred rent	5,936	2,070
Other non-current liabilities	5,293	5,363

Stockholders' Equity:
Preferred stock, no par value, 15,000,000 shares authorized, none issued	—	—
Common stock, no par value, 150,000,000 shares authorized, 46,117,895 and 44,913,584 shares issued; 43,355,678 and 42,374,836 shares outstanding at September 30, 2005 and December 31, 2004, respectively	142,563	125,237
Retained earnings	148,927	127,501
Deferred compensation	(368)	(123)
Accumulated other comprehensive income	(639)	1,239
Less treasury stock, at cost	(30,287)	(26,265)
Total stockholders' equity	260,196	227,589
	$356,841	$321,780

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income	$21,426	$20,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,026	15,958
Write-off of property and equipment	1,030	—
Amortization of deferred compensation, net of forfeitures	103	149
Deferred income taxes	(2,277)	599
Other adjustments for non-cash items	—	901
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(1,825)	7,424
Decrease in prepaid expenses and other current assets	56	926
(Increase) decrease in other assets	(1,277)	786
Increase (decrease) in accounts payable and accrued expenses	1,599	(3,671)
Increase in accrued facility and other charges	6,618	—
Decrease in purchase accounting restructuring accrual	(2,180)	(5,606)
(Decrease) increase in income taxes payable	(1,621)	3,308
Increase (decrease) in deferred revenue	221	(5,505)
(Decrease) increase in other non-current liabilities	(70)	860
Net cash provided by operating activities	39,829	36,874

Investing activities:
Proceeds from sale-leaseback of furniture and equipment	—	2,162
Acquisitions, net of cash acquired	(21,439)	(7,312)
Purchases of property and equipment	(22,633)	(15,083)
Additions to capitalized software development costs	(3,845)	(4,087)
Net cash used in investing activities	(47,917)	(24,320)

Financing activities:
Repayments of long-term debt	—	(1,773)
Repayments of acquired loan	—	(624)
Payments on capital lease obligations	(1,241)	(829)
Issuance of common stock	10,938	6,249
Net cash provided by financing activities	9,697	3,023
Effect of foreign exchange rate changes on cash	(1,011)	152
Net increase in cash and cash equivalents	598	15,729
Cash and cash equivalents, beginning of year	64,020	30,405
Cash and cash equivalents, end of period	$64,618	$46,134

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  Basis of Presentation

The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (“Dendrite” or the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2005, operating results for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.  For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Our interim operating results may not be indicative of operating results for the full year.

Reclassifications. Certain prior period balances have been reclassified to conform to current period presentation. The Company has also made immaterial adjustments to the prior year classification of current and non-current purchase accounting restructuring accruals and from accrued compensation and benefits to other non-current liabilities.

2. Supplemental Cash Flow Information

As of September 30, 2005, the Company acquired approximately $300 of property and equipment which was included in other accrued expenses on the accompanying consolidated balance sheet as of September 30, 2005 and is therefore excluded from the consolidated statement of cash flows for the nine months ended September 30, 2005.

  Pursuant to the terms of its replacement option program, the Company accepted 223,469 shares of its common stock from an executive, in lieu of cash for the exercise of approximately 223,469 stock options. The shares delivered were valued at approximately $4,022 on the date of exercise, which value was equal to the number of options exercised multiplied by the exercise price.

3. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) as a replacement to SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). This statement supersedes Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees,” which allowed companies to use the intrinsic method of valuing share-based payment transactions and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS 123. SFAS 123(R) provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach of the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS 123 for the pro forma disclosure. The Company plans to adopt SFAS 123(R) using the modified prospective method. In addition, SFAS 123(R) also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. The adoption of FAS 123(R)’s fair value method is expected to have a significant impact on the Company’s consolidated results of operations, though it will have no impact on the Company’s overall assets, liabilities and stockholder’s equity. However, had the Company adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and net income per share in Note 4 to our consolidated financial statements.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income as reported	$10,778	$7,795	$21,426	$20,745

Add: Deferred compensation amortization, net of forfeitures recognized in accordance with APB 25, net of related tax effects	42	21	63	92

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,165)	(7,836)	(11,857)	(15,484)

Pro forma net income	$6,655	$(20)	$9,632	$5,353

Basic income per share:
As reported	$0.25	$0.19	$0.50	$0.50
Pro forma	$0.15	$0.00	$0.23	$0.13
Diluted income per share:
As reported	$0.24	$0.18	$0.49	$0.48
Pro forma	$0.15	$0.00	$0.22	$0.12

The fair value for these options were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average expected stock price volatility	50.0%	70.0%	50.0%	70.0%
Weighted-average risk-free interest rate	4.1%	3.7%	3.9%	3.2%
Expected life of the option (years)	5.25	5.25	5.25	5.25

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

5.  Net Income Per Share

The following table presents the computation of basic and diluted net income per share for the three and nine months ended September 30, 2005 and 2004:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic net income per share computation:
Net income	$10,778	$7,795	$21,426	$20,745
Weighted-average common shares outstanding	42,944	41,620	42,670	41,335
Basic net income per share	$0.25	$0.19	$0.50	$0.50

Diluted net income per share computation:
Net income	$10,778	$7,795	$21,426	$20,745
Diluted common shares outstanding:
Weighted-average common shares outstanding	42,944	41,620	42,670	41,335
Impact of dilutive stock options	1,387	1,319	1,233	1,607
Diluted common shares outstanding	44,331	42,939	43,903	42,942
Diluted net income per share	$0.24	$0.18	$0.49	$0.48

6.  Comprehensive Income

The components of comprehensive income for the three and nine months ended September 30, 2005 and 2004 consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income	$10,778	$7,795	$21,426	$20,745
Other comprehensive (loss) income:
Foreign currency translation adjustments	(916)	236	(1,878)	434
Comprehensive income	$9,862	$8,031	$19,548	$21,179

7. Acquisitions

Optas

On September 12, 2005, the Company completed the acquisition of Optas, Inc. (“Optas”).  Based in Boston, Massachusetts, Optas provides privacy-safe relationship marketing solutions for patients and physicians.  Optas’ results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Optas was approximately $12,814, including $349 of legal and professional fees. Approximately $313 of the purchase price was included in other accrued expenses in the consolidated balance sheet as of September 30, 2005 and $1,800 of the purchase price was held in escrow as of September 30, 2005.  In accordance with the purchase agreement, the $1,800 held in escrow, less amounts claimed against escrow, if any, is payable as follows: approximately $600 within five  business days after September 12, 2006; and approximately $1,200 within five business days after March 12, 2007.  The Company is in the process of finalizing the valuation of certain intangible assets, including the review of a third-party valuation.  Therefore, the allocation of purchase price is preliminary and subject to adjustment.  The assets acquired and liabilities assumed in connection with the Optas acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

The preliminary allocation of purchase price, including the net assets acquired of approximately $422, to intangible assets and goodwill acquired in connection with the Optas acquisition is as follows:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	Weighted-Average
	Estimated Useful	Acquired Intangible
	Life (Years)	Asset Value
Intangible Assets Subject to Amortization:
Customer relationship asset	10	$2,590
Acquired technology	5	1,390
Backlog	0.33	100
Trademarks	2	70
Total Intangible Assets Subject to Amortization		4,150

Intangible Assets Not Subject to Amortization:
Goodwill	N/A	8,242
Total Intangible Assets		$12,392

The goodwill and intangible assets recorded for financial statement purposes are not deductible for tax purposes.

Buzzeo

On January 4, 2005, the Company completed the strategic acquisition of BuzzeoPDMA, Inc. (“Buzzeo”). Based in Richmond, Virginia, Buzzeo provides compliance, auditing, consulting and reconciliation outsourcing services to the pharmaceutical and life sciences industry. This acquisition further expands the Company’s sample and compliance management solution offerings. In connection with the acquisition, the Company restructured the combined operations by eliminating certain former Buzzeo positions. The Company accrued $200 at January 4, 2005 for liabilities associated with the cost of completing the restructuring plan (see Note 8). Buzzeo’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Buzzeo was approximately $10,988, including $33 of legal and professional fees. Approximately $590 of the purchase price was included in other accrued expenses in the consolidated balance sheet as of September 30, 2005 and $1,025 of the purchase price was held in escrow as of September 30, 2005.  In accordance with the purchase agreement, the $1,025 held in escrow, less amounts claimed against escrow, if any, is payable on January 4, 2006. The Company is in the process of finalizing the valuation of certain intangible assets, including the review of a third-party valuation. Therefore, the allocation of purchase price is preliminary and subject to adjustment. The assets acquired and liabilities assumed in connection with the Buzzeo acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

The preliminary allocation of purchase price, including the net assets acquired of approximately $3,461, to intangible assets and goodwill acquired in connection with the Buzzeo acquisition is as follows:

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

In connection with the September 2002 acquisition of Software Associates International (“SAI”), the Company developed an exit plan to close the facility in Mt. Arlington, New Jersey, and relocate the operations to the Company’s other facilities in New Jersey. The Company accrued, as part of the acquisition costs, the costs to terminate certain leases amounting to $3,252. The Company closed the facility during the first quarter of 2003.

In connection with the July 2004 and January 2005 acquisitions of Schwarzeck-Verlag GmbH (“Schwarzeck”) and Buzzeo, the Company restructured the combined operations by eliminating certain former positions. The Company accrued approximately $300 and $200 to complete the Schwarzeck and Buzzeo restructuring plans, respectively.

The activity related to the purchase accounting restructuring accrual for the nine months ended September 30, 2005 is summarized in the table below:

					Purchase Accounting
	Purchase Accounting			Currency	Restructuring Accrual
	Restructuring Accrual		2005	Translation	as of September 30,
	as of December 31, 2004	2005 Accruals	Payments	Adjustments	2005
Synavant
Termination payments to employees	$23	$—	$(23)	$—	$—
Facility exit costs	5,926	—	(1,423)	—	4,503
Total Synavant	5,949	—	(1,446)	—	4,503
SAI
Lease termination costs	947	—	(497)	—	450
Schwarzeck
Termination payments to employees	247	—	(235)	(12)	—
Buzzeo
Termination payments to employees	—	200	(4)	—	196
Total	$7,143	$200	$(2,182)	$(12)	$5,149

9.  Goodwill and Intangible Assets

The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	As of September 30, 2005			As of December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets Subject To Amortization:
Purchased capitalized software	$2,441	$(1,843)	$598	$2,441	$(1,385)	$1,056
Capitalized software development costs	30,452	(20,113)	10,339	26,607	(17,437)	9,170
Customer relationship assets	16,471	(3,304)	13,167	9,595	(2,222)	7,373
Backlog	2,500	(2,394)	106	2,400	(2,313)	87
Non-compete covenants	3,729	(3,392)	337	3,768	(2,678)	1,090
Purchased database	5,168	(1,811)	3,357	5,221	(979)	4,242
Acquired technology	1,390	(15)	1,375	—	—	—
Trademarks	505	(59)	446	151	(15)	136
Other intangibles	482	(317)	165	413	(197)	216
Total	63,138	(33,248)	29,890	50,596	(27,226)	23,370

Intangible Assets Not Subject to Amortization:
Goodwill	91,409	—	91,409	80,963	—	80,963
Trademarks	6,732	—	6,732	6,732	—	6,732
Total	98,141	—	98,141	87,695	—	87,695

Total Goodwill and Intangible Assets	$161,279	$(33,248)	$128,031	$138,291	$(27,226)	$111,065

The changes in the carrying amount of intangible assets not subject to amortization for the nine months ended September 30, 2005 is as follows:

		Acquisitions /
		Purchase	Currency
	Balance as of	Accounting	Translation	Balance as of
	December 31, 2004	Adjustments	Adjustments	September 30, 2005
Goodwill	$80,963	$10,694	$(248)	$91,409
Trademarks	6,732	—	—	6,732
Total	$87,695	$10,694	$(248)	$98,141

The Company conducts its annual impairment testing of goodwill as of October 1 each year. During the nine months ended September 30, 2005, there were no changes in events or circumstances that would indicate impairment.

The following table reconciles net intangible assets subject to amortization for the period from December 31, 2004 to September 30, 2005:

	Net Intangibles	2005 Year-to-Date Activity			Net Intangibles
	as of			Translation	as of
	December 31, 2004	Additions	Amortization	and Other	September 30, 2005
Purchased capitalized software	$1,056	$—	$(458)	$—	$598
Capitalized software development costs	9,170	3,845	(2,676)	—	10,339
Customer relationship assets	7,373	6,980	(1,082)	(104)	13,167
Backlog	87	100	(81)	—	106
Non-compete covenants	1,090	—	(714)	(39)	337
Purchased database	4,242	—	(832)	(53)	3,357
Acquired technology	—	1,390	(15)	—	1,375
Trademarks	136	360	(44)	(6)	446
Other intangibles	216	70	(120)	(1)	165
Total	$23,370	$12,745	$(6,022)	$(203)	$29,890

Amortization expense related to intangible assets, including internally developed capitalized software costs, for the three month periods ended September 30, 2005 and 2004 was $1,877 and $1,937, respectively. Amortization expense related to intangible assets, including internally developed capitalized software costs, for the nine month periods ended September 30, 2005 and 2004 was $6,022 and $5,739, respectively. Aggregate annual amortization expense of intangible assets (exclusive of future additions) is estimated to be:

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

Year Ending December 31,
2005	$8,161
2006	8,303
2007	6,085
2008	3,440
2009	2,100
2010	1,810
Thereafter	6,013
35,912
Less: 2005 year-to-date amortization expense	(6,022)
Net intangible assets subject to amortization as of September 30, 2005	$29,890

10. Accrued Facility and Other Charges

During the period ended March 31, 2005, the Company initiated and completed a plan to exit a facility in New Jersey for which it has an operating lease expiring in September 2011.  The accrued facility charge relates to vacating this New Jersey facility and for additional facilities vacated and accrued for in previous periods, for which the Company has operating leases expiring through February 2012, due to changes in current market conditions. The Company accrued for the present value of these costs, net of estimated future sublease income.  The Company also accrued for severance charges related to the elimination of certain senior and mid-level management positions. These charges are included within Accrued Facility and Other Charges on the consolidated balance sheet as of September 30, 2005, and within Facility and Other Charges on the consolidated statement of operations during the nine months ended September 30, 2005.

The activity related to Accrued Facility and Other Charges for the nine months ended September 30, 2005 is summarized in the table below:

	Accrued Facility and	2005 Facility		Currency	Accrued Facility and
	Other Charges as of	and Other	2005	Translation	Other Charges as of
	December 31, 2004	Charges	Payments	Adjustments	September 30, 2005
Facility exit costs	$—	$6,619	$(759)	$—	$5,860
Severance	—	1,723	(931)	(52)	740
	$—	$8,342	$(1,690)	$(52)	$6,600

In connection with the plan initiated and completed during the three months ended March 31, 2005, the Company also wrote-off $1,030 of leasehold improvements included within Facility and Other Charges in the consolidated statement of operations for the nine months ended September 30, 2005.

11. Line-of-Credit

The June 16, 2003 line-of-credit agreement with JPMorgan Chase, amended September 24, 2004, expired on July 1, 2005.  On July 25, 2005, the Company entered into a replacement line-of-credit agreement (the “Agreement”), in the amount of $30,000 with JPMorgan Chase Bank that expires on June 30, 2008. The Agreement is available to finance working capital needs and possible future acquisitions. The Agreement contains customary affirmative and negative covenants and also contains certain financial covenants, including those related to (a) a maximum leverage ratio at the end of any fiscal quarter, (b) a minimum interest coverage ratio at the end of any fiscal quarter and (c) a minimum fixed charge coverage ratio at the end of any fiscal quarter. The Agreement also restricts the Company’s ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of September 30, 2005, the Company’s consolidated net worth was $260,196, the Company was in compliance with all covenants and did not have any amounts outstanding under the line-of-credit.

As of September 30, 2005, the Company had outstanding letters-of-credit of approximately $5,721.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

12. Income Taxes

The Company’s effective income tax expense rate was 38.5% for the three and nine months ended September 30, 2005 and 2004.

13. Common Stock

The following table rolls forward the balance of common stock for the nine months ended September 30, 2005.

	Issuance of	Tax Benefit
Balance as of	Common	of Stock Option		Balance as of
December 31, 2004	Stock (1)	Exercises	Other	September 30, 2005
$125,237	14,960	2,018	348	$142,563

(1)  Includes issuance of common stock through the employee stock purchase plan as well as stock option exercises.

14.  Enterprise-Wide Data

Information about Major Customers:

For the three month period ended September 30, 2005, the Company derived approximately 27% and 10% of its revenues from its two largest customers. For the three month period ended September 30, 2004, the Company derived approximately 27% of its revenues from its largest customer.  For the nine month periods ended September 30, 2005 and 2004, the Company derived approximately 26% and 27% of its revenues from its largest customer, respectively. As of September 30, 2005, approximately 13% and 11% of the Company’s accounts receivable balance was due from its two largest customers, respectively. As of December 31, 2004, approximately 18% of  the Company’s accounts receivable balance was due from its largest customer. Other than what has been presented above, no individual customer represented 10% or more of our total consolidated revenues or accounts receivable for or as of the periods presented.

Information about Products and Services:

Due to the growth in the Company’s strategic product and service offerings, largely built through recent acquisitions, the Company has expanded its revenue categories into sales solutions, marketing solutions and shipping. These categories are reflective of how service offerings are marketed to and viewed by customers. They are not reflective of the way the business is managed. Company operating costs are not broken out for these categories on a global basis, as they are not currently viewed as necessary to the management of the business globally. Based upon all of these factors, while these categories are useful in understanding the Company’s operating results, the Company has only one reportable segment for disclosure purposes under SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.” The following is a summary of our revenue categories:

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

The following table presents revenues by category for the three and nine month periods ended September 30, 2005 and 2004.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Services & Technology:
Sales solutions	$86,314	$71,629	$239,527	$214,673
Marketing solutions	24,052	23,834	75,757	67,847
Shipping	3,994	3,965	13,589	11,879
	$114,360	$99,428	$328,873	$294,399

Information about Geographic Areas:

The Company is organized by geographic location and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. The following table presents revenues by geographic area for the three and nine months ended September 30, 2005 and 2004.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
United States	$76,169	$60,992	$209,296	$185,197
Europe	24,171	25,168	79,510	69,991
All other	14,020	13,268	40,067	39,211
	$114,360	$99,428	$328,873	$294,399

The table above allocates license revenues on a legal basis. On a legal basis, license revenues have been allocated using the geographic location where the intellectual property is owned.

The following table presents long-lived assets by geographic area:

	As of	As of
	September 30,	December
	2005	31, 2004
United States	$170,742	$144,233
Europe	10,204	9,614
All other	11,350	10,423
	$192,296	$164,270

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

We have expanded both our portfolio of solutions and customer base and believe that this combination presents significant opportunity for future growth.  In January 2005 and September 2005, we broadened and enhanced our service portfolio with our acquisitions of BuzzeoPDMA, Inc. (“Buzzeo”) and Optas, Inc. (“Optas”). The Buzzeo acquisition expands our sample and compliance management solution offerings. The Optas acquisition enhances our portfolio of marketing solutions services by expanding our privacy-safe relationship marketing solutions for patients and physicians.  We believe our recent acquisitions complement our existing business operations by enhancing our solutions portfolio, increasing our access to new customers and allowing deeper penetration into our current markets.  We have also committed to investing in key initiatives to help drive future growth. Our future growth is dependent on our ability to further penetrate the markets in which we operate and increase the adoption rate of our expanded portfolio of solutions.

We evaluate our performance based upon a number of operating metrics. Chief among these metrics are revenues, operating margins, diluted net income per share, operating cash flow and days sales outstanding. Our goal in 2005 is to execute our strategy to yield growth in revenues, operating margins and diluted net income per share. As part of our strategy to improve operating margins, we began shifting technical positions offshore in early 2004.  We currently partner with a third party to operate our offshore development centers.  As of September 30, 2005 we have 350 positions located in India.  We expect to continue moving additional technical and non-technical functions into low cost countries such as India as we further seek to expand our operating margins. We hope to maintain our level of days sales outstanding and generate strong positive operating cash flow as we continue to reduce the remaining liabilities associated with our acquisitions.

As a result of international growth through our recent acquisitions, certain lines of our business are now subject to a higher level of seasonal fluctuations than we have experienced in the past.  Specifically, our European business and interactive marketing business in the United States have historically experienced a seasonal slowdown during the summer months.

Due to the growth in our strategic product and service offerings, largely built through our recent acquisitions, we expanded our revenue categories into sales solutions, marketing solutions and shipping. These categories reflect how our service offerings are marketed to and viewed by our customers. They are not reflective of the way we manage our global business. Our operating costs are not broken out for these categories on a global basis, as they are not viewed as necessary in the management of our global business. Based upon all of these factors, while these categories are useful in understanding our operating results, we have only one reporting segment for disclosure purposes under Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure About Segments of an Enterprise and Related Information.” The following is a summary of our revenue categories:

Sales solutions revenue includes product and sales support services which are used by, or provided to, the sales force of our customers.

Marketing solutions revenue includes our product and service offerings that are not directly geared toward the client sales force and primarily consists of offerings acquired in our business combinations over the past few years. The primary components of marketing solutions revenue include interactive marketing, data, consulting and clinical services.

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

Optas

On September 12, 2005, we completed the acquisition of Optas.  Based in Boston, Massachusetts, Optas provides privacy-safe relationship marketing solutions for patients and physicians.  Optas’ results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Optas was approximately $12,814 including $349 of legal and professional fees. Approximately $313 of the purchase price was included in other accrued expenses in the consolidated balance sheet as of September 30, 2005 and $1,800 of the purchase price was held in escrow as of September 30, 2005.  In accordance with the purchase agreement, the $1,800 held in escrow, less amounts claimed against escrow, if any, is payable as follows: approximately $600 within five business days after September 12, 2006; and approximately $1,200 within five business days after March 12, 2007.  We are in the process of finalizing the valuation of certain intangible assets, including the review of a third-party valuation.  Therefore, the allocation of purchase price is preliminary and subject to adjustment.  The assets acquired and liabilities assumed in connection with the Optas acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

The preliminary allocation of purchase price, including the net assets acquired of approximately $422, to intangible assets and goodwill acquired in connection with the Optas acquisition are as follows: customer relationship asset of $2,590, amortizable over 10 years; acquired technology of $1,390, amortizable over 5 years; backlog of  $100, amortizable over 4 months; trademark of $70, amortizable over 2 years; and goodwill of $8,242.

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

The aggregate purchase price for Buzzeo was approximately $10,988, including $33 of legal and professional fees.   Approximately $590 of the purchase price was included in other accrued expenses in the consolidated balance sheet as of September 30, 2005 and $1,025 of the purchase price was held in escrow as of  September 30, 2005. In accordance with the purchase agreement, the $1,025 held in escrow, less amounts claimed against escrow, if any, is payable on January 4, 2006. We are in the process of finalizing the valuation of certain intangible assets, including the review of a third-party valuation. Therefore, the allocation of purchase price is preliminary and subject to adjustment. The assets acquired and liabilities assumed in connection with the Buzzeo acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

The preliminary allocation of purchase price, including the net assets acquired of approximately $3,461, to intangible assets and goodwill acquired in connection with the Buzzeo acquisition are as follows: customer relationship asset of $4,390, amortizable over 10 years; trademark of $290, amortizable over 7 years; other intangibles of $70, fully amortized during the three months ended March 31, 2005; and goodwill of $2,777.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

Schwarzeck

On July 20, 2004, we completed the strategic acquisition of the capital stock of Schwarzeck-Verlag GmbH (“Schwarzeck”). Schwarzeck was a provider of physician databases, direct marketing services and sample fulfillment services to pharmaceutical companies in Germany. This acquisition accelerated our expansion in Europe and increased our interactive marketing solutions and services to the German pharmaceutical industry. In connection with the acquisition, we restructured the combined operations by eliminating certain former Schwarzeck positions. We accrued approximately $300 at July 20, 2004 for liabilities associated with the cost of completing the restructuring plan. Schwarzeck’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. The valuation of certain intangible assets was finalized during the third quarter of 2005. The assets acquired and liabilities assumed in connection with the Schwarzeck acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

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

The aggregate purchase price for Uto Brain was approximately $4,900 (498,270 Yen), including approximately $100 of legal and professional fees. As of September 30, 2005, the purchase price was paid. In addition, we assumed approximately $3,800 in bank debt and an acquired loan, all of which was repaid during the year ended December 31, 2004. The assets acquired and liabilities assumed in connection with the Uto Brain acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

REVENUES

	THREEMONTHS ENDED			%	2005%	2004%
	SEPTEMBER 30,		$ Increase	Increase /	of Total	of Total
	2005	2004	/ (Decrease)	(Decrease)	Revenues	Revenues
Services & Technology:
Sales solutions	$86,314	$71,629	$14,685	21%	75%	72%
Marketing solutions	24,052	23,834	218	1%	21%	24%
Shipping	3,994	3,965	29	1%	3%	4%
Total Revenues	$114,360	$99,428	$14,932	15%	100%	100%

Total revenues of $114,360 increased by 15% for the three months ended September 30, 2005 compared with the three months ended September 30, 2004.   Our international revenues were $38,859, or approximately 34% of total revenues

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

in the quarter, and decreased by 4% from 2004 due to decease in license revenue.  License fees are, by nature, non-recurring items and fluctuate from period to period.  Total revenues in the United States increased by 28% from the three months ended September 30, 2004, and were $75,501, or approximately 66% of total revenues.  The increase in the United States was primarily due to help desk, asset management and implementation services associated with new system roll-outs by our customers, an increase in our interactive marketing business and the addition of revenues from our acquisitions.

Our current business is subject to a higher level of seasonal fluctuation than we have experienced in the past.  Specifically, our European business and our interactive marketing business in the United States have historically experienced a seasonal slowdown during the summer months.

Sales Solutions

Sales solutions accounted for approximately 75% of total revenues during the three months ended September 30, 2005, and increased by 21% compared with the three months ended September 30, 2004.  Sales solutions services in the United States increased by 35%, due to increases in help desk, asset management, and implementation services, which were primarily driven by a non-recurring project as well as field inventory and reconciliation services from our first quarter 2005 acquisition of Buzzeo.  Additionally, there was a significant decrease in international license revenue. During the third quarter 2004, there was a sale of third-party licenses to an international customer, which did not reoccur in 2005.  International sales solutions services increased by 2% versus the three months ended September 30, 2004.

Marketing Solutions

Marketing solutions accounted for approximately 21% of total revenues during the three months ended September 30, 2005, and were relatively flat as compared with the three months ended September 30, 2004.  In the United States, marketing solution revenues were relatively flat as compared with the three months ended September 30, 2004, but included growth in our interactive marketing services and consulting services from our acquisition of Buzzeo. These increases were offset by decreases in our clinical and data services.  Our international marketing solutions revenues were relatively flat as compared with the three months ended September 30, 2004, but included growth in our interactive marketing services which was offset by a decrease in our contract sales and data services.

Shipping

Shipping revenues accounted for approximately 3% of total revenues during the three months ended September 30, 2005, and were relatively flat as compared with the three months ended September 30, 2004.  Shipping revenues contribute little to no margin and relate to our interactive marketing business.

OPERATING COSTS & EXPENSES

	THREEMONTHS ENDED			%	2005%	2004%
	SEPTEMBER 30,		/$ Increase	Increase /	of Total	of Total
	2005	2004	/ (Decrease)	(Decrease)	Revenues	Revenues
Operating Costs & Expenses:
Operating costs (including shipping)	$61,252	$51,578	$9,674	19%	54%	52%
Selling, general and administrative	33,395	32,832	563	2%	29%	33%
Research and development	1,343	1,673	(330)	-20%	1%	2%
Amortization of acquired intangible assets	960	1,214	(254)	-21%	1%	1%
Other operating (income)	—	(368)	368	-100%	0%	0%
Total operating costs & expenses	$96,950	$86,929	$10,021	12%	85%	87%

OPERATING COSTS (including shipping). Operating costs increased 19% for the three months ended September 30, 2005 compared with the three months ended September 30, 2004.  This increase was due to higher costs from our current year acquisitions, as well as our overall revenue growth and increased costs associated with our interactive marketing business in the United States.  As a percentage of revenues, operating costs during the three months ended September 30, 2005 were 54% versus 52% during the three months ended September 30, 2004.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses were relatively flat for the three months ended September 30, 2005 compared with the three month ended September 30, 2004. SG&A cost increases due to higher costs associated with our current year acquisitions, and were offset by actions taken by management to contain costs during the first quarter of 2005.  As a percentage of revenues, SG&A decreased to 29% for the three months ended September 30, 2005, down from 33% for the three months ended September 30, 2004. We have and expect to continue to invest in sales and marketing initiatives in order to drive our top-line growth while continuing to focus on cost containment measures in other elements of SG&A.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses decreased by 20% for the three months ended September 30, 2005 compared with the three months ended September 30, 2004.  As a percentage of revenues, R&D expenses decreased to 1% for the three months ended September 30, 2005, from 2% for the three months ended September 30, 2004, due to reduced R&D spending. Gross R&D spending (R&D expenses plus additions to capitalized software development costs) decreased 25% from $3,686 for the three months ended September 30, 2004 to $2,749 for the three months ended September 30, 2005. Gross R&D decreased due to the deployment of resources to revenue-generating projects and the savings related to our offshore initiative.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets decreased 21% from the comparable three months ended September 30, 2004. The decrease primarily reflects certain intangible assets related to the SAI and Synavant acquisitions which were fully amortized as of June 30, 2005, partially offset by additional amortization of intangibles related to the Schwarzeck, Buzzeo and Optas acquisitions.

OTHER OPERATING (INCOME). We received insurance proceeds related to the recovery of costs of certain previous losses in the three month period ended September 30, 2004.

PROVISION FOR INCOME TAXES. Our effective income tax expense rate remained flat at 38.5% for the three months ended September 30, 2005 and 2004. We expect our annualized effective income tax expense rate for the year ending December 31, 2005 to be approximately 38.5%.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

REVENUES

	NINEMONTHS ENDED		$ Increase	%	2005%	2004%
	SEPTEMBER 30,		/	Increase /	of Total	of Total
	2005	2004	(Decrease)	(Decrease)	Revenues	Revenues
Services & Technology:
Sales solutions	$239,527	$214,673	$24,854	12%	73%	73%
Marketing solutions	75,757	67,847	7,910	12%	23%	23%
Shipping	13,589	11,879	1,710	14%	4%	4%
Total revenues	$328,873	$294,399	$34,474	12%	100%	100%

Total revenues of $328,873 increased by 12% for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004.   Our international revenues were $122,082, or approximately 37% of total revenues for the period, and increased by 7% over 2004, due to our recent acquisitions and organic growth.  Total revenues in the United States increased by 14% from the nine months ended September 30, 2004, and were $206,791, or approximately 63% of total revenues.  The increase in the United States resulted from a non-recurring project, $4,000 of revenue associated with the early termination of a contract with Odyssey, which was a mid-tier domestic client that has ceased operating in the United States, and the addition of revenues from our current year acquisitions.

Our current business is subject to a higher level of seasonal fluctuation than we have experienced in the past.  Specifically, our European business and our interactive marketing business in the United States have historically experienced a seasonal slowdown during the summer months.

Sales Solutions

Sales solutions accounted for approximately 73% of total revenues during the nine months ended September 30,

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

2005, and increased by approximately 12% compared with the nine months ended September 30, 2004.  Sales solution services in the United States increased by 15%, which included $4,000 associated with the early termination of a contract with Odyssey, as well as an increase in help desk, asset management, and implementation services which were primarily driven by a non-recurring project and the addition of sales support services from our Buzzeo acquisition.  Our international sales solutions services were flat, with sales solutions services increasing by approximately 5% which was mostly offset by a decrease in license fees of our international business versus the nine months ended September 30, 2004.

Marketing Solutions

Marketing solutions accounted for approximately 23% of total revenues during the nine months ended September 30, 2005, and increased by approximately 12% compared with the nine months ended September 30, 2004.  The increase was mostly due to growth in our international marketing solutions business, which increased by 19% over the prior year, including from 32% growth in our international interactive marketing services.  The growth in international interactive marketing included the additional revenues from our 2004 acquisitions as well as organic growth.  In the United States, marketing solutions increased by approximately 4% compared with the nine months ended September 30, 2004, due to increases in interactive marketing and the inclusion of marketing services from our Buzzeo acquisition, which was partially offset by a decrease in our domestic clinical, data and consulting revenues.

Shipping

Shipping revenues accounted for approximately 4% of total revenues during the nine months ended September 30, 2005, and increased by approximately 14% compared with the nine months ended September 30, 2004.  Shipping revenues contribute little to no margin, and increased primarily as a result of higher pass-through shipping costs related to the growth in our interactive marketing business.

OPERATING COSTS & EXPENSES

	NINEMONTHS ENDED		$	%	2005%	2004%
	SEPTEMBER 30,		Increase /	Increase /	of Total	of Total
	2005	2004	(Decrease)	(Decrease)	Revenues	Revenues
Operating costs (including shipping)	$173,732	$151,807	$21,925	14%	53%	52%
Selling, general and administrative	103,258	98,923	4,335	4%	31%	34%
Research and development	4,615	7,417	(2,802)	-38%	1%	3%
Facility and other charges	9,372	—	9,372	N/A	3%	0%
Amortization of acquired intangible assets	3,340	3,467	(127)	-4%	1%	1%
Other operating (income)	—	(707)	707	-100%	—	—
Total operating costs & expenses	$294,317	$260,907	33,410	13%	89%	89%

OPERATING COSTS (including shipping). Operating costs increased 14% for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004.  This increase was due to higher costs from our current year acquisitions and a full nine months of costs related to our 2004 acquisitions of MDM and Schwarzeck, higher pass-through postage costs and our overall increase in revenues.  These increases were partially offset by the savings related to our offshore initiative. As a percentage of revenues, including the impact of the early termination of the contract with Odyssey, operating costs during the nine months ended September 30, 2005 were 53% versus 52% during the nine months ended September 30, 2004. We anticipate realizing additional savings in future periods as we continue to build our offshore presence.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased 4% for the nine months ended September 30, 2005 compared with the nine month ended September 30, 2004. SG&A costs increased due to higher costs from our current year acquisitions and a full nine months of costs related to our 2004 acquisitions of MDM and Schwarzeck , as well as an increased expenses as a result of our efforts to comply with Sarbanes-Oxley section 404 review, testing and attestation requirements.  As a percentage of revenues, including the impact of the early termination of the contract with Odyssey, SG&A  decreased to 31% for the nine months ended September 30, 2005, down from 34% for the nine months ended September 30, 2005.  We have and expect to continue to invest in sales and marketing initiatives in order to drive our top-line growth while continuing to focus on cost containment measures in other elements of SG&A.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses decreased 38% for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004.  As a percentage of revenues, R&D expenses decreased to 1% for

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

the nine months ended September 30, 2005 from 3% for the nine months ended September 30, 2004. The decrease was due to decreased R&D spending and a substantially higher capitalization rate during the nine months ended September 30, 2005. We capitalized more costs in the nine months ended September 30, 2005 due to the development of our release of the next generation CRM solutions. Gross R&D spending (R&D expenses plus additions to capitalized software development costs) decreased 26% from $11,504 for the nine months ended September 30, 2004, to $8,460 for the nine months ended September 30, 2005. Gross R&D decreased due to the deployment of resources to revenue-generating projects and the savings related to our offshore initiative.

FACILITY AND OTHER CHARGES. During the nine months ended September 30, 2005, we recorded $7,649 of facility-related charges and a severance charge of $1,723. The facility charges consist of $6,619 related to vacating a New Jersey facility and for additional facilities vacated in previous periods due to changes in current market conditions, as well as $1,030 related to the write-off of leasehold improvements associated with the exit of our New Jersey facility.  The $1,723 severance charge relates to the elimination of certain senior and mid-level management positions during the three months ended March 31, 2005.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets decreased 4% over the comparable nine months ended September 30, 2004. The increase reflects a full current period’s amortization of intangible assets acquired in connection with our acquisitions of MDM, Schwarzeck and Buzzeo, offset by certain intangible assets related to the SAI, Synavant and Uto Brain acquisitions being fully amortized during or prior to the nine months ended September 30, 2005.

OTHER OPERATING (INCOME). We received proceeds of $707 related to insurance claims during the nine months ended September 30, 2004.

PROVISION FOR INCOME TAXES.  Our effective income tax expense rate remained flat at 38.5% for the nine months ended September 30, 2005 and 2004. We expect our annualized effective income tax expense rate for the year ending December 31, 2005 to be approximately 38.5%.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, working capital was $79,011 compared to $68,058 as of December 31, 2004. Cash and cash equivalents were $64,618 as of September 30, 2005, compared to $64,020 as of December 31, 2004. These increases were primarily attributable to the cash generated by operating activities partially offset by payments made in connection with our 2005 and 2004 acquisitions as well as the previously communicated increase in capital expenditures during the nine months ended September 30, 2005.

We finance our business primarily through cash generated by operations. Net cash provided by operating activities was $39,829 and $36,874 for the nine month periods ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, we generated operating cash from our net income adjusted for changes in assets and liabilities, net of effects from acquisitions. Our accrued facility and other charges resulted in lower net income for the nine months ended September 30, 2005, however, these charges only had an approximate $1,700 negative impact on our operating cash flows for the nine months ended September 30, 2005. Future payments of these accruals will continue to have a negative impact on future operating cash flows.  Impacting our operating cash flow were payments of income taxes and purchase accounting restructuring charges. During the three months ended September 30, 2005, our accounts receivable days sales outstanding decreased to 60, from 62 days for the three months ended December 31, 2004 due to improved cash collections.

During the nine months ended September 30, 2004, we generated operating cash from net income adjusted for changes in assets and liabilities, net of effects from acquisitions.  This increase in operating cash flow was partially offset by $5,606 of payments related to accrued purchase accounting restructuring charges incurred in connection the Synavant and SAI acquisitions as well as increased payments of accounts payable and accrued expenses. Our accounts receivable days sales outstanding decreased to 63 days for the three months ended September 30, 2004, from 68 days for the three months ended December 31, 2003.

Cash used in investing activities was $47,917 for the nine months ended September 30, 2005, and includes payments for the Optas, Buzzeo and Uto Brain acquisitions, as well as additions to capitalized software development costs and purchases of property and equipment. Additions of property and equipment primarily related to our new hardware facility in New Jersey, new corporate headquarters in New Jersey and new international facilities, as well as investing in our helpdesk automation process and interactive marketing machinery.  Cash used in investing activities was $24,320 for the nine months ended September 30, 2004, and was primarily attributable to purchases of property and equipment related to the relocation of

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

our corporate headquarters, as well as payments made related to the MDM and Uto Brain acquisitions.

As anticipated, purchases of property and equipment increased for the nine months ended September 30, 2005 versus the comparable prior year period. During 2005, we currently expect capital spending in the range of approximately $24,000 to $26,000 primarily to support our infrastructure expansion, as well as for the consolidation of our New Jersey based, U.S. hardware facility. We review our capital expenditure program periodically and adjust it as required to meet current needs.

Cash provided by financing activities was $9,697 for the nine months ended September 30, 2005, and includes proceeds from the issuance of common stock partially offset by payments related to capital lease obligations.  Cash provided by financing activities was $3,023 for the nine months ended September 30, 2004, and was primarily attributable to the issuance of common stock partially offset by the repayments of long-term debt and loans acquired in connection with the Uto Brain acquisition.

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

Contractual Obligations and Commitments

The June 16, 2003 line-of-credit agreement with JPMorgan Chase, amended September 24, 2004, expired on July 1, 2005.  On July 25, 2005, we entered into a replacement line-of-credit agreement (the “Agreement”), in the amount of $30,000 with JPMorgan Chase Bank that expires on June 30, 2008. The Agreement is available to finance working capital needs and possible future acquisitions. The Agreement contains customary affirmative and negative covenants and also contains certain financial covenants, including those related to (a) a maximum leverage ratio at the end of any fiscal quarter, (b) a minimum interest coverage ratio at the end of any fiscal quarter and (c) a minimum fixed charge coverage ratio at the end of any fiscal quarter. The Agreement also restricts our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of September 30, 2005, our consolidated net worth was $260,196, we were in compliance with all covenants and did not have any amounts outstanding under the line-of-credit.

Our principal commitments at September 30, 2005 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

		Payments Due by Period
		October 1, 2005
		through
		December 31,
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Capital leases	$3,741	$402	$1,738	$1,547	$54	$—	$—
Corporate headquarters	193	193	—	—	—	—	—
Minimum guarantees	2,832	2,195	355	282	—	—	—
Buzzeo purchase price	1,615	—	1,615	—	—	—	—
Operating leases (1)	100,967	5,764	17,965	15,485	12,333	11,352	38,068
Total	$109,348	$8,554	$21,673	$17,314	$12,387	$11,352	$38,068

(1)           Operating lease amounts disclosed above include $17,343 of future operating lease costs, excluding estimated future sublease income, accrued for in accrued facility charges and in the purchase accounting restructuring accruals related to the Synavant and SAI acquisitions.

As of September 30, 2005, letters of credit for approximately $5,721 were outstanding related to deposits on certain facilities.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ IN THOUSANDS)

We have an agreement with a venture capital fund with a commitment to contribute $1,000 to the fund, callable at the discretion of the general partner in $100 increments. As of September 30, 2005, $500 has been paid, with $500 of the commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners. This asset is recorded within other assets in the accompanying consolidated balance sheets.

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

WE FACE RISKS ASSOCIATED WITH OUR ACQUISITIONS

Our business may be materially and adversely affected as a result of the significant risks associated with our acquisitions, including our recent acquisitions of Uto Brain, the MDM group of companies, Schwarzeck, Buzzeo and Optas. As part of our business strategy, we have acquired, and in the future may acquire, businesses that offer complementary products, services or technologies. These acquisitions are accompanied by substantial risks, including:

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

The Company’s Chief Executive Officer and Interim Chief Financial Officer have also concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As of September 1, 2005, we transitioned our financial reporting consolidation system to a new platform.  Implementation of the new system necessarily involves changes to our procedures for control over financial reporting.  The new system was subjected to testing prior to and after September 1, 2005.  We have not experienced any significant difficulties to date in connection with the implementation or operation of the new system.

PART II.  OTHER INFORMATION

ITEM 5.  Other Information

The following is disclosed pursuant to the requirements of Form 8-K under Item 1.01 and Item 1.02 of Form 8-K and is in satisfaction of such requirements.

On November 4, 2005, the Company and Paul Zaffaroni entered into a Retirement Agreement and General Release, dated as of November 4, 2005 (the “Agreement”).  The Agreement supersedes Mr. Zaffaroni’s previously filed Employment Agreement, dated as of May 16, 2001 (the “Employment Agreement”).  Pursuant to the Agreement, unless his employment is terminated for Cause (as defined in the Employment Agreement), Mr. Zaffaroni will continue to serve as an employee of the Company through March 31, 2006 and will continue to receive his base salary and benefits.  Commencing April 1, 2006, unless terminated for Cause, Mr. Zaffaroni will continue to render services as the Company may reasonably request through March 31, 2007 and in return will be paid his base salary through such date.

Mr. Zaffaroni will be eligible to continue to participate in the Executive Incentive Plan until the end of calendar year 2005 at which time he will no longer be entitled to participate in the Executive Incentive Plan or any other bonus plan.  In addition, through the earlier of (i) March 31, 2007 and (ii) the date Mr. Zaffaroni may secure other full-time employment (the “Retirement Date”), Mr. Zaffaroni will be eligible for (i) continued stock option vesting for stock options which were previously granted to him, (ii) participation in the deferred compensation plan, and (iii) participation in the Company’s 401(k) plan and stock purchase plan.  Dendrite will also reimburse Mr. Zaffaroni for future, documented relocation costs up to $200,000 and for certain costs already incurred in the refinancing of his current residence.

Mr. Zaffaroni’s health coverage under the Company’s group health plan will terminate on the Retirement Date, at which time Mr. Zaffaroni will be provided an opportunity to continue health coverage for himself and qualifying dependents under the Company’s group health plan in accordance with the Consolidated Omnibus Budget Reconciliation Act (“COBRA”).

Mr. Zaffaroni will continue to be eligible for life insurance coverage under Dendrite’s policy through the Retirement Date.  As soon as practicable following the Retirement Date, the ownership of the insurance policy securing Mr. Zaffaroni’s account balance under Dendrite’s nonqualified deferred compensation plan shall be transferred from Dendrite to Mr. Zaffaroni.

A copy of the Agreement is attached as Exhibit 10.8.

ITEM 6.                Exhibits

10.1    Amendment dated July 1, 2005 to Credit Agreement, dated as of June 16, 2003, and as amended September 24, 2004 among Dendrite International, Inc., the Lenders party hereto, and JPMorgan Chase Bank, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2005.

10.2    Credit Agreement, dated July 25, 2005, among Dendrite International, Inc., the Lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 29, 2005.

10.3    The Dendrite International, Inc. New Hire Authorization, as amended, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 21, 2005.

10.4    New Hire Authorization - Form of Notice of Stock Option Award; Nonqualified Stock Option Agreement, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 21, 2005.

10.5   New Hire Authorization - Forms of Restricted Stock [Units] Agreement, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 21, 2005.

10.6   Letter Amendment between Dendrite International, Inc. and George T. Robson, dated September 27, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 3, 2005.

10.7   Employment Agreement between the Company and Joseph A. Ripp dated October 5, 2005.

10.8   Retirement Agreement and General Release between the Company and Paul L. Zaffaroni dated November 4, 2005.

31.1    Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of George T. Robson, Interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32       Certifications of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and George T. Robson, Interim Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2005

By:	/s/ John E. Bailye
John E. Bailye,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Brent J. Cosgrove
Brent J. Cosgrove,
Vice President and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

10.1    Amendment dated July 1, 2005 to Credit Agreement, dated as of June 16, 2003, and as amended September 24, 2004 among Dendrite International, Inc., the Lenders party hereto, and JPMorgan Chase Bank, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 7, 2005.

10.2    Credit Agreement, dated July 25, 2005, among Dendrite International, Inc., the Lenders party thereto, and JP Morgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to the Company’s Current Report on Form 8-K filed on July 29, 2005.

10.3    The Dendrite International, Inc. New Hire Authorization, as amended, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 21, 2005.

10.4    New Hire Authorization - Form of Notice of Stock Option Award; Nonqualified Stock Option Agreement, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 21, 2005.

10.5   New Hire Authorization - Forms of Restricted Stock [Units] Agreement, incorporated by reference to the Company’s Current Report on Form 8-K filed on September 21, 2005.

10.6   Letter Amendment between Dendrite International, Inc. and George T. Robson, dated September 27, 2005, incorporated by reference to the Company’s Current Report on Form 8-K filed on October 3, 2005.

10.7   Employment Agreement between the Company and Joseph A. Ripp dated October 5, 2005.

10.8   Retirement Agreement and General Release between the Company and Paul L. Zaffaroni dated November 4, 2005.

31.1    Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of George T. Robson, Interim Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32       Certifications of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and George T. Robson, Interim Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.