Form 10-K
period 2005-12-31
DENDRITE INTERNATIONAL INC
filed 2006-03-16
CIK 880321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 001-16379

Dendrite International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-2786386
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1405/1425 Route 206 South
Bedminster, NJ 07921
(Address of Principal Executive Offices)
(908) 443-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2005 was $548,709,000 based upon the June 30, 2005, closing price of $13.80 per share.

The number of shares of common stock outstanding as of March 6, 2006 was 43,552,894.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

Note:                 Dendrite, Mobile Intelligence and the other Dendrite product and service names mentioned herein are trademarks or registered trademarks of Dendrite in the United States and in several other countries world-wide. All other product and service names referred to in this document are or may be the trademarks of their respective owners.

PART I

ITEM 1. Business

General

Dendrite International, Inc. (collectively, with its subsidiaries, the “Company,” “Dendrite,” “we,” and “our”) was incorporated in 1987 with a mission to improve sales and marketing productivity for pharmaceutical and other life sciences companies. Dendrite pioneered and quickly became the standard for pharmaceutical sales force automation, enabling transparency between the home office and its sales force—a relationship that was formerly detached and paper-based.

Dendrite leverages its extensive knowledge of the pharmaceutical industry’s complex and unique selling process to deliver leading and adaptive solutions. Our solutions are deployed in each of the world’s top 20 pharmaceutical companies, in hundreds of large, mid-tier, and emerging manufacturers, and in 59 countries around the globe. Every year hundreds of millions of interactions are made using Dendrite’s sales, marketing, clinical and compliance solutions that are closely aligned with the growing needs of the pharmaceutical industry

In the mid 1990s, with the advent of prescriber volume data, the pharmaceutical industry underwent a significant shift in the way it went to market, aligning its efforts toward scaling sales forces to maximize the number of contacts made with the highest volume prescribers. Dendrite led the way with innovative functionality to support more complex sales organization structures and integrated field support solutions to improve productivity among the growing sales force

Over the past few years, a new evolutionary shift has taken shape as only a handful of pharmaceutical companies have the sales force sizes to saturate the doctor’s office, and prescribers have become overwhelmed by sales visits. This trend, coupled with the decreasing pipeline of new blockbuster drugs to carry growth, has led the pharmaceutical industry to seek innovative solutions to drive market share. The industry is moving away from a mono-focal dependence on sales representatives toward a more integrated sales and marketing approach that allows it to reach the right prescribers at the right time with the right message through the right channel. As the complexity of selling, marketing, complying with regulations and supporting clinical trials continues to increase, Dendrite has continued to evolve and expand itself to cater to the industry’s emerging needs.

Dendrite Solutions

Dendrite helps pharmaceutical companies communicate effectively and efficiently with prescribers to provide the information and knowledge that will help doctors select the best available medication to improve their patients’ health. Our solutions are grouped into four categories: Sales Solutions, Marketing Solutions, Compliance Solutions, and Clinical Solutions.

I. Sales Solutions

In an environment where time with the prescriber is decreasing and competition is increasing, field sales representatives need state-of-the-art tools and information that allow them to achieve their ultimate objective of delivering timely and pertinent information to their customers—the prescriber. Our suite of Sales Solutions includes a comprehensive field and home based software suite designed to enable pharmaceutical and life sciences companies to manage sales force activities. The full suite of software and services in this category includes:

i. Sales Force Effectiveness (SFE) Software

A comprehensive, field-based product suite that helps pharmaceutical companies manage sales force activities and includes both software licensing and maintenance.

•       Mobile Intelligence™. (Version 4.0). This is the next generation successor to WebForce™, Dendrite’s flagship Sales Force Effectiveness (SFE) solution used to provide visibility and direction between the pharmaceutical home office and the field sales representative. As sales force automation solutions became more complex over the years, there grew a need for a solution that not only provided better functionality, but also allowed for better use by the sales representative. Mobile Intelligence was developed using human centered design principles to improve product usability via a more intuitive user interface that maps directly to the daily workflow of sales representatives. The solution improves field sales productivity as it promotes more efficient and effective detailing interactions with customers and is available as an enterprise or On-Demand, hosted version. Mobile Intelligence is built on a Microsoft .NET framework that includes TIBCO Enterprise Application Integration (EAI) technologies. The platform enables an open, extensible and configurable solution that is easily integrated into a sales and marketing system environment.

•        WebForceMedSurg™. An SFE tool used to manage the specialized needs of medical device and surgical sales forces.

•        WebForceCG™. An SFE tool used to manage the specialized needs of consumer goods sales forces globally.

•        j-force™. A suite of SFE tools specifically developed for the Asian hospital-driven pharmaceutical market.

•        J-centreSYNERGY™. A solution that enables information exchange between pharmaceutical companies and wholesalers.

•        VisiForce™. An SFE tool specifically for life science and pharmaceutical companies in emerging international markets where organizing, targeting, and evaluating potential prescribers is essential for the commercial success of sales forces.

•       Application Integration Server (AIS). The AIS is the integration hub for Dendrite’s entire technology solution suite. It is a cost-effective, flexible, and practical architecture that provides pre-built integration between Dendrite products and allows Dendrite customers to integrate Dendrite solutions within their own environment. AIS enables customers to make better and more informed decisions in an environment where data and activity must be shared and accessed at an individual prescriber level. The AIS uses universal integration technologies (XML, Web Services), which promotes the reuse of existing sales and marketing infrastructure investments and standards.

•       Analyzer™. A flexible, easy-to-use data analysis tool that standardizes the decision support and reporting processes for all levels of a pharmaceutical sales organization. Analyzer is available as a .NET based as well as a non-.NET based solution.

•       Organization Manager®. A comprehensive sales force resource management solution that was developed to minimize interruption to the sales process, as pharmaceutical companies rapidly redeploy and reorganize their sales force. The solution manages complex field sales alignments linking sales representatives and managers to customers, geographies, products, territories, and teams in order to promote an efficient and productive sales environment.

•       ForcePharma Geo™. A geographical-based business intelligence tool used to share objectives or sales results between the home office and the sales force. It provides the sales force with an easy and intuitive way to analyze performance indicators against the strategy set by the home office.

ii. Customer Analytics

•       360° Insights™. As the pharmaceutical industry continues to experience pricing, regulatory and pipeline pressures, sales and marketing integration has become paramount to improving bottom line results. Dendrite’s 360° Insights enables sales and marketing integration by providing transparency into brand, market, and sales performance in one software application. This transparency enables integration and collaboration between the sales and marketing organizations to gain comprehensive, accurate, and actionable insights about their customers and their brands that will support and grow their business by making adaptations to sales and marketing tactical plans based on measured market responses.

•      Nucleus Pharma®. Nucleus Pharma is an end-to-end customer information management solution that enables users to capture, centralize and manage customer-related information across the enterprise and use this information to make critical business decisions. Creating this “single view of the customer” enables the pharmaceutical company to leverage up-to-date information for improved relationship marketing and achieve more efficient selling.

iii. Support Services

Pharmaceutical companies are being challenged to increase their productivity through improved business process support, a robust technical infrastructure and seamless systems integration. Dendrite’s unique depth of pharmaceutical industry knowledge gained over nearly two decades of unrelenting support has yielded a suite of effective and proven business process alignment solutions that enable clients’ to meet these goals.

•       Integrated Support Center. Support services that enhance the productivity and success of mobile field sales professionals and home office personnel, including support for Dendrite business applications, third-party software, custom applications, and communications. Unlike a traditional help desk, Dendrite’s Integrated Support Center is pharma-focused for greater depth of knowledge and uses multiple, integrated channels to create a complete view of support issues and allow for efficient resolution. It is a single site solution center for sales representatives that have problems executing their job.

•       Hardware & Asset Management Services. This service focuses on minimizing pharmaceutical sales representative downtime by expediently repairing and/or replacing non-functioning field-based hardware, such as laptop computers, tablets, slates, desktops, or handheld devices. In addition, this service also focuses on tracking client assets and performing inventory management functions.

•       Implementation Services. Nearly two decades of delivering customer relationship management (CRM) and SFE solutions back this service, which provides pharmaceutical and life sciences companies with unique industry insight, expertise and technical capabilities for implementing today’s business application software solutions that best reflect the customer’s current or desired future practices.

•       Training Services. Training solutions tailored to a pharmaceutical and life science company’s specific needs.

•       Production Services. Technical operations services to maintain customer applications/systems readiness.

•       Managed Hosting Services. Provides a total outsourcing alternative for customer system, software, and business application components, including servers, databases, communication networks, and data processes, which are housed within Dendrite’s state-of-the art Data Center facilities, or with Mobile Intelligence technology, available for on site support.

Note: In 2005, the Company’s Sales and Sales Support Solutions were marketed under the First Source Sales Applications and First Source Sales Support Solutions brand categories.

II. Marketing Solutions

With increased industry pressure for brand performance as a result of fewer blockbuster drugs and shorter patent expiries, the pharmaceutical industry has sought more efficient ways to reach its prospects versus traditional mass-marketing techniques. Increasingly, the pharmaceutical marketer is striving to reach prescribers based on individualized adoption and prescribing behavior. Dendrite’s Marketing Solutions include powerful targeting tools, unique execution channels and the ability to measure campaign effectiveness to enable more precision to reach prescribers at the right time, through the right channel with the right message.

i. Targeting Solutions

•       ScripMax™. United States business intelligence solutions that access anonymous longitudinal patient data (LPD) to identify individual doctor prescribing changes. ScripMax was developed for use in marketing campaigns to provide more precise targeting versus traditional volume-based solutions. It enables the brand to more quickly identify prescriber brand switching behavior and behavioral tendencies which can be used to craft highly targeted, personalized proactive messages.

•       Physician ConnectSM. Dendrite’s Physician Connect solution enables brand teams to identify prescribers that influence peer script writing behavior. Unlike traditional key opinion leader solutions, Physician Connect identifies local and regional influencers within social or professional networks of trust. By targeting these influencers with specific marketing and sales messaging, the rapid adoption of a new product by these leaders catalyzes its adoption in localized markets.

•       Practitioner Validation and Cleansing Services. This solution reconciles physician data through standardizing, matching and merging out duplicate information. Clean, up to date files that uniquely affect each individual prescriber are the prerequisite for integrated marketing and sales activity.

•       OptasTM Database. The Optas Database, used primarily for targeted patient compliance and relationship marketing programs, captures and centralizes patient records acquired through various customer opt-in programs that comply with HIPAA (Health Insurance Portability and Accountability Act) regulations to ensure privacy at all times.

•       PharbaseTM. A prescriber database service that provides a source of intelligence to pharmaceutical companies. Powerful marketing programs can be developed with precise targeting characteristics based on elements such as doctor profile data, response to previous promotional approaches, specialty, interests, areas of influence and socio-demographic data contained in Pharbase.

•       Docscan®. A European, regional and country based physician profiling service that enables pharmaceutical customers to analyze physician behavior, market trends, and demographics.

Docscan provides customers with business intelligence for a broad range of strategic sales and marketing actions, including projecting prescriber product acceptance, predicting consumer utilization and preparing subsequent promotional initiatives.

ii. Execution Solutions

•       Medical DialogueSM. A fully refined, pharmaceutical industry-specific service that provides telephone-based, interactive discussions between Dendrite’s own health care professionals and physicians targeted for specific promotion by our customers. The service builds product awareness using a disease management approach.

•       Loyalty Programs. Comprehensive programs that help foster a sense of patient brand loyalty for specific pharmaceutical products. Loyalty Programs help maximize the effectiveness of direct-to-patient marketing through a one-on-one channel; reinforcing doctor prescribing intention. These programs use various mechanisms such as loyalty cards, debit cards, vouchers, rebates, email and other channels.

•       OptasTM E-mail. Optas E-mail is a privacy-safe software solution designed specifically for pharmaceutical companies to create and deploy high volume and personalized e-mail campaigns to a target audience.

•       Single Source Sampling®. A cooperative, cost-effective mail and fulfillment program to target non-called or infrequently called upon physicians used primarily to market mature products

•       Direct Mail. Dendrite’s direct mail services range from personalized mail creation and distribution to custom mail merge and dimensional mail projects.

•       STAT/GRAM®. A branded communication service that is favored by many pharmaceutical companies to distribute important medical news such as product launches, labeling changes and product safety recalls.

•       Telecommunications/Call Center. A service that enables interactive communication with health care professionals via leading-edge call services, broadcasting, and Web-based technologies. Dendrite customizes programs and offers live operator or interactive voice response systems.

•       CME Marketing. A service that allows a continuing medical education provider’s message to reach its key target audience through proprietary lists.

•       Publication Circulation Management. Expert services to support paid, controlled, and single-sponsored publications. Dendrite’s extensive database resources make it possible to customize the profiling and targeting of healthcare professionals to meet a customer’s targeting objectives.

iii. Measurement Solutions

•       Optas™ Campaign Management Solution. A platform for designing, executing and managing pharmaceutical marketing campaigns. The campaign management suite incorporates several components of the marketing process including segmentation, message management, timed communications, response management, program registration and privacy protection. The suite is delivered in a hosted, online format and consists of campaign planning tools, an online survey tool, an email deployment tool and a reporting tool for tracking and measuring the progress and return of a campaign.

Note: In 2005, the Company’s Marketing Solutions were marketed under the First Source Integrated Marketing and First Source Customer Insight brand categories.

III. Compliance Solutions

A solution suite powered by Dendrite’s BuzzeoPDMA division. These solutions unite market-leading software tools with consulting,  and professional services to help pharmaceutical and other life sciences companies meet federal and state regulatory compliance requirements. This comprehensive solutions suite supports the pharmaceutical product lifecycle through the following components:

i. Sampling Solutions

•       Sample Guardian™. A complete sample management tool used to track, analyze and store all drug sample activity. Sample Guardian helps enable pharmaceutical companies to comply with government regulations, specifically in the United States, but with growing applicability in other countries.

•       FDA/PDMA Consulting. A consulting service that addresses the needs of pharmaceutical and life sciences companies in the design or redesign of their sample accountability and compliance programs.

•       Intelligent Allocations. A comprehensive solution, combining high value services with Web-based ordering technology that enables pharmaceutical personnel to manage and optimize the allotment of product samples.

•       Distribution and Fulfillment. Services for distribution and fulfillment of pharmaceutical drug samples through Dendrite’s distribution facilities. These distribution centers include operations such as receiving, inventory management, fulfillment, shipping, returns and document retention.

•       Reconciliation Services. Services designed to enable internal reconciliation of prescription drug samples along with the evaluation of potential significant loss of field sales representatives’ drug sample inventories. These services are guided by client-specific procedures and by regulatory requirements, such as the Prescription Drug Marketing Act (PDMA) in the US.

•       Auditing and Inventory Services. Comprehensive services that include annual inventories, random audits, and for-cause audits of field sales representatives. Additionally, these services include practitioner office visits, signature verification programs and sales representative’s sample closeouts.

ii. Federal and State Regulatory Compliance Solutions

•       Regulatory Consulting Services. Services in this suite include compliance auditing and gap analysis, mock inspections, standard operating procedure development, program design and implementation, ongoing support and guidance, staff augmentation, and liaising with federal and state agencies. Consultation is provided to pharmaceutical and other life science customers in the regulated areas of controlled substances, prescription drugs, list I chemicals, and medical devices.

•       Regulatory and Compliance Training Services. Complete regulation and compliance-specific training and collaborative educational solutions delivered through traditional, web-based or blended training methods. Dendrite develops and delivers training-program content, tailored to specific requirements.

•       State Services. Dendrite provides guidance to companies to assist them with understanding state regulatory requirements and registration processes related to research, manufacturing, and the distribution of pharmaceutical products, controlled substances, over-the-counter products, and medical devices. Services are designed to provide assistance in licensing, corporate changes, surveys, state license monitoring, state legislation and regulation monitoring, Medicaid program, and Puerto Rico regulations.

•       Document Scanning and Data Capture. An optical scanning, imaging, character-recognition, and retrieval system designed for efficient, economical sample accountability to assist our customers with their regulatory compliance requirements.

•       Computer Systems Auditing, Validation Services and Information Technology Security. Services focused on ensuring that our clients’ software applications and systems meet business and regulatory requirements.

Note: In 2005, the Company’s Compliance Solutions were marketed under the First Source Sample and First Source Compliance Solutions brand categories.

IV. Clinical Solutions

Dendrite offers a set of solutions designed to benefit the clinical trial process by assisting in effectively initiating studies, identifying potential investigators and patients, providing ongoing support and training to investigators, conducting pre- and post-marketing risk assessments, facilitating safety reporting, and providing data analysis of trial and competitive drugs. Services include:

•       Clinical Trial Accelerator ServicesSM. Allow pharmaceutical and other life sciences companies to expedite the initiation of clinical trials, including protocol feasibility testing, eligible patient population profiling, and investigator identification/qualification.

•       Clinical Trial Effectiveness Solutions™. Designed to ensure two critical success factors for trials utilizing clinical trial technologies:  1) trial site productive up-time, and 2) trial site satisfaction. These success factors are achieved through Dendrite’s site assessment services, provisioning services, connectivity services, application and data hosting services, site training and site support.

Proactive Risk ManagementSM.   An intelligence-based service aimed at delivering actual drug usage data and analysis through observational studies and safety tracking tools that can be used to identify and analyze risk situations before they adversely affect the product life cycle.

Customers

Our solutions are deployed in each of the world’s top 20 pharmaceutical companies, in hundreds of large, mid-tier, and emerging manufacturers, and in 59 countries around the globe.

Approximately 24% and 10% of our total revenues in 2005 came from our two largest customers, Pfizer and Sanofi-Aventis, respectively. Approximately 28% and 36% of our total revenues in 2004 and 2003, respectively, came from our largest client, Pfizer.

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

Research and Development

We continue to take advantage of new technologies in developing new products and services. We work closely with our customers to develop new products designed directly for their business needs. We recorded approximately $6,094,000, $9,316,000, and $11,633,000 of research and development expense for the years ended December 31, 2005, 2004 and 2003, respectively. Our research and development expense plus additions to capitalized software development costs, was approximately $10,958,000, $15,202,000 and $14,815,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We capitalized less costs in the year ended December 31, 2005 than in 2004 due to the development for the release of our next generation SFE solution, released in 2005.

Dendrite has capitalized certain costs related to the development of new software products and the enhancement of existing software products consistent with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalized software development costs net of accumulated amortization were $10,341,000 and $9,170,000 at December 31, 2005 and 2004, respectively.

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

Existing U.S. trade secret and copyright and trademark laws provide only limited protection for our proprietary rights, and even less protection may be available under foreign laws.

Employees

As of December 31, 2005, the Company employed 2,793 employees: 1,456 in the U.S. and Canada; 858 in Europe; 279 in the Pacific Rim; and 200 in Latin America.

Geographical Areas

See Note 13 of the Notes to Consolidated Financial Statements concerning information relating to the Company’s geographic areas.

Executive Officers

The following table identifies the current executive officers of the Company:

Name	Age	Capacities in Which They Serve
John E. Bailye	52	Chairman of the Board and Chief Executive Officer
Joseph Ripp	53	President and Chief Operating Officer
Jeffrey J. Bairstow	47	Executive Vice President and Chief Financial Officer
Christine A. Pellizzari	38	Senior Vice President, General Counsel and Secretary
Mark H. Cieplik	51	Senior Vice President
Natasha Giordano	45	Senior Vice President
Garry D. Johnson	54	Senior Vice President and Chief Technology Officer
Jean-Paul Modde	41	Senior Vice President
Mark Theilken	55	Senior Vice President

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

Joseph Ripp   has served as President and Chief Operating Officer since November 2005. Prior to joining the Company, Mr. Ripp held several senior positions within Time Warner, Inc., most recently serving as Senior Vice President of the Media & Communications Group. Prior to that position, Mr. Ripp served as Vice Chairman of America Online, Inc. from 2002 to 2004. Mr. Ripp also served as Chief Financial Officer of America Online, Inc.; Executive Vice President and Chief Financial Officer of Time Warner, Inc.; and Executive Vice President, Chief Financial Officer of Time, Inc. Mr. Ripp is on the Board of Directors of Greenfield Online, Inc. He is on the Board of Trustees at Manhattan College, the Board of Directors of the Advertising Educational Foundation and the Finance Committee of A Better Chance. He also serves on the Board of Directors and Executive Committee of the Ad Council and is Chairman of its Finance Committee. Mr. Ripp holds a Bachelor of Arts degree from Manhattan College and Master of Business Administration from the Bernard M. Baruch College of the City University of New York.

Jeffrey J. Bairstow   has served as Executive Vice President and Chief Financial Officer since December 2005. Prior to joining Dendrite, Mr. Bairstow served as Chief Operating Officer of RelayHealth Corporation from 2004 to 2005 and Senior Vice President and Chief Financial Officer of Vitria Technology, Inc. from 2003 to 2004. From 1997 to 2002, Mr. Bairstow held senior management positions within Health Net, Inc. including Executive Vice President and Chief Financial Officer of Health Net-California and President of Health Net’s Government and Specialty Services Division. Mr. Bairstow has also previously served as Chief Operating Officer of America Service Group; President of Managed Health Network, a subsidiary of Health Net, Inc.; Chief Financial Officer and then President of Vendell Healthcare; and Vice President of Finance and Corporate Controller and then Chief Operating Officer of

Park Healthcare Company. Mr. Bairstow holds a Bachelor of Arts degree from Vanderbilt University and Master of Business Administration from Vanderbilt’s Owen School of Business.

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

Mark H. Cieplik   has served as Senior Vice President responsible for the Company’s operations and sales efforts for a major customer since 2002 and, additionally, for clinical services since 2003. Mr. Cieplik has been with Dendrite since 1997, previously serving in key senior positions including Senior Vice President, Worldwide Sales. Prior to joining the Company, Mr. Cieplik served as Vice President of Americas of Interleaf, Inc. from 1995 to 1997 and Director of North America Major Accounts for System Software Associates from 1991 to 1995. Mr. Cieplik also served in various capacities with IBM from 1976 until 1991. Mr. Cieplik holds a Bachelors of Science in Marketing from Millikin University.

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

Mark Theilken   has served as Senior Vice President responsible for North American sales, marketing services, and BuzzeoPDMA sales and operations since January 2005. Mr. Theilken has been with Dendrite since April 2004 and has previously served as Senior Vice President responsible for integrated marketing, data management and Dendrite’s CRM Effectiveness unit. Prior to joining Dendrite, Mr. Theilken served as President and Chief Executive Officer of Fuego, Inc. from March 2000 to January 2004. Prior to Fuego Mr. Theilken spent 5 years at Acxiom Corporation serving as Group Leader, InfoBase Products, and Senior Vice President, marketing information services. Prior to Acxiom, Mr. Theilken spent 22 years at IBM Corporation. Mr. Theilken holds a Bachelors of Science in Mathematics from the University of Illinois.

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

You may also read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, and you may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements and other information which the Company files electronically with the SEC.

ITEM 1A. Risk Factors

Incorporated by reference to “FACTORS THAT MAY AFFECT FUTURE RESULTS” included in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” included in Item 7 below.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We lease the following facilities in the U.S.: a 233,000 square foot facility in Bedminster, New Jersey, which serves as our corporate headquarters; a 137,000 square foot facility in Totowa, New Jersey, which serves as a distribution center, warehouse and call center for our integrated marketing business; a 100,000 square foot facility in Chesapeake, Virginia, which houses a data and call center; a 57,000 square foot facility in Norcross, Georgia, which serves as a data and call center and hardware repair and maintenance facility; a 6,700 square foot office in Durham, North Carolina, which houses certain employees and operations in our data and analytics business; a 14,000 square foot facility in Woburn Massachusetts which houses employees and operations for our Optas Division; and a 4,200 square foot office in Fort Mitchell, Kentucky, a 2,100 square foot office in Mount Laurel, New Jersey, and a 300 square foot office in San Juan, Puerto Rico each of which house employees and operations for our BuzzeoPDMA Division. The Bedminster facility is subleased from Pharmacia & Upjohn Company, a subsidiary of Pfizer, Inc.

We also lease, or have leased on our behalf, a total of approximately 378,000 square feet for local management, sales offices and operations in the following countries: Australia, Austria, Belgium, Brazil, Canada, China, Colombia, France, Germany, Greece, Hungary, India, Italy, Japan, Mexico, New Zealand, Poland, Portugal, Russia, South Korea, Spain, The Netherlands, and the United Kingdom.

The Company also owns a 145,000 square foot facility in Piscataway, New Jersey, which serves as a hardware repair and maintenance facility; and a 2,500 square foot facility in Leicestershire, United Kingdom, which is utilized for administrative offices and integrated marketing operations.

ITEM 3. Legal Proceedings

Dendrite is from time-to-time involved in litigation relating to personnel and other claims arising in the ordinary course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock, no par value, is quoted on the NASDAQ Stock Market under the symbol “DRTE.”

The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported by the NASDAQ Stock Market.

Period	High	Low
Quarter Ended December 31, 2005	$19.96	$13.60
Quarter Ended September 30, 2005	$20.05	$13.88
Quarter Ended June 30, 2005	$16.21	$13.75
Quarter Ended March 31, 2005	$18.64	$13.79
Quarter Ended December 31, 2004	$19.73	$14.16
Quarter Ended September 30, 2004	$18.59	$12.26
Quarter Ended June 30, 2004	$19.77	$15.47
Quarter Ended March 31, 2004	$17.48	$13.91

Approximate Number of Equity Security Holders

As of March 6, 2006, there were approximately 310 holders of record of our common stock.

Dividends

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends on common stock in the foreseeable future. If the Company were to consider paying cash dividends, certain of the covenants of the Company’s line of credit may limit the amount of any such dividends we may pay. See Note 7 of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” in Item 7 for a discussion of our credit agreement.

Issuer Purchases

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
August 17, 2005	223,469	(1)	$18.00	None	None
December 19, 2005	96,379	(1)	$14.63	None	None
December 19, 2005	2,707	(2)	$14.63	None	None

(1)           Represents shares tendered under the Company’s replacement option program under which a designated executive may tender shares of the Company’s common stock owned by the executive in order to pay the exercise price of vested options and applicable withholdings. The designated executive receives replacement options in an amount equal to the number of shares tendered. Each replacement option expires on the expiration date of the original exercised option to which it relates and the exercised options must be held for a period of at least one year or the replacement options are forfeited.

(2)           Represents shares tendered by an executive to pay the exercise price of vested options and applicable withholdings in a transaction under the Company’s 2005 Stock Ownership Incentive Plan.

ITEM 6. Selected Financial Data

	Year Ended December 31 ,
	2005	2004	2003(a)	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$437,240	$399,197	$321,107	$225,756	$227,362
Operating costs & expenses:
Operating costs	236,230	205,896	162,481	111,381	120,679
Selling, general and administrative	144,931	132,016	107,862	77,132	93,276
Research and development	6,094	9,316	11,633	10,396	11,104
Facility and other charges(b)	9,372	—	—	—	—
Amortization of acquired intangible assets	4,431	4,851	4,308	335	2,832
Purchased software impairment	—	—	—	—	2,614
Restructuring (benefit) expense(c)	—	—	—	(47)	6,110
Asset impairment(d)(e)	—	—	—	1,832	11,723
Other operating (income)(f)	—	(707)	—	—	—
Total operating costs & expenses	401,058	351,372	286,284	201,029	248,338
Operating income (loss)	36,182	47,825	34,823	24,727	(20,976)
Interest (income)	(625)	(64)	(731)	(1,085)	(2,439)
Other expense (income)	20	277	(560)	149	(3)
Income (loss) before income tax expense (benefit)	36,787	47,612	36,114	25,663	(18,534)
Income tax expense (benefit)	15,340	18,047	15,054	10,265	(6,063)
Net income (loss)	$21,447	$29,565	$21,060	$15,398	$(12,471)
Net income (loss) per share:
Basic	$0.50	$0.71	$0.52	$0.39	$(0.31)
Diluted	$0.48	$0.69	$0.51	$0.38	$(0.31)
Shares used in computing net income (loss) per share:
Basic	42,861	41,503	40,340	39,872	39,681
Diluted	44,223	43,075	41,415	40,127	39,681

	As of December 31 ,
	2005	2004	2003(a)	2002	2001
	(in thousands)
Balance Sheet Data:
Working capital	$82,247	$68,058	$47,176	$86,037	$93,721
Total assets	363,007	322,569	262,457	188,476	166,483
Capital lease obligation, less current portion	1,648	3,036	187	275	—
Stockholders’ equity	261,415	227,589	176,135	146,759	128,847

(a)           Includes the operating results of Synavant Inc. for the period from June 16, 2003 through December 31, 2003.

(b)          2005 facility and other charge relates to $7,649 of facility related charges and $1,723 of severance.

(c)           2001 restructuring expense relates to the elimination of certain positions and closing of our Stroudsburg facility, including the related exit costs.

(d)          2002 asset impairment relates to write-down of a facility then held for sale.

(e)           2001 asset impairments related to a $6,173 goodwill impairment charge, $3,450 write-off of equity investments and $2,100 impairment of a facility held for sale.

(f)             Insurance proceeds related to the recovery of costs of certain losses.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in thousands)

Forward-Looking Statements

This Form 10-K may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations or future estimates, future financial position or results and future plans and objectives of management. Those statements in this Form 10-K containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical and consumer packaged goods industries. All such forward-looking statements involve significant risks and uncertainties, including those risks identified in this Form 10-K under “Factors That May Affect Future Results,” many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate and actual results may differ materially from those indicated by the forward-looking statements included in this Form 10-K, as more fully described under “Factors That May Affect Future Results.” In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-K, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we assume no obligation to update these forward-looking statements to reflect actual results or changes in assumptions, expectations or projections. In addition, our financial and performance outlook concerning future revenues, margins, earnings, earnings per share and other operating or performance results does not include the impact of any future acquisitions, future acquisition-related expenses or any future restructuring or other charges that may occur from time-to-time due to management decisions and changing business circumstances and conditions.

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

We have expanded both our portfolio of solutions and customer base and believe that this combination presents significant opportunity for future growth. In January and September 2005, we broadened and enhanced our service portfolio with our acquisitions of BuzzeoPDMA, Inc. (“Buzzeo”) and Optas, Inc. (“Optas”), respectively. The Buzzeo acquisition expands our sample and compliance management solution offerings. The Optas acquisition enhances our portfolio of marketing solutions services by expanding our privacy-safe relationship marketing solutions for patients and physicians. We believe our recent acquisitions complement our existing business operations by enhancing our solutions portfolio, increasing our access to new customers and allowing deeper penetration into our current markets. We have also committed to investing in key initiatives to help drive future growth. Our future growth is dependent on our ability to further penetrate the markets in which we operate and increase the adoption rate of our expanded portfolio of solutions.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We evaluate our performance based upon a number of operating metrics. Chief among these metrics are revenues, operating profit, diluted net income per share, operating cash flow and days sales outstanding. Our goal is to execute our strategy to yield growth in revenues, operating profit and diluted net income per share. In 2005, we grew our revenue approximately 10% but did not grow our operating profit and diluted net income per share. As we have experienced strong revenue growth in recent years, we believe that we have outgrown our structure and have seen an increase in organizational costs throughout 2005. Late in 2005 we appointed two new executive officers who are evaluating a business plan to grow revenues and to streamline our cost structure. As part of our effort to realign the Company to drive efficiency and support our growth objectives, we currently plan to identify approximately $20 million of annualized cost savings during 2006. As a result, we expect to incur severance and other associated costs for these actions in 2006. We do not expect to fully realize the savings from these efforts in 2006.

In 2004, we expanded our revenue categories into sales solutions, marketing solutions and shipping. These categories reflect how our service offerings have been marketed to and viewed by our customers. They are not reflective of the way we manage our business. Our operating costs are not broken out for these categories on a global basis, as they are not viewed as necessary in the management of our global business. Based upon all of these factors, while these categories are useful in understanding our operating results, we have one reporting segment for disclosure purposes under Statement of Financial Accounting Standards (“SFAS”) 131, “Disclosure About Segments of an Enterprise and Related Information.” The following is a summary of our revenue categories:

Sales Solutions revenue includes products and services of the traditional Dendrite business. All of these solutions and services are used by or provided to the sales force of our customers and sales management.

Marketing Solutions revenue includes our product and service offerings that are not geared toward the client sales force and primarily consists of offerings acquired in our business combinations over the past few years. The primary components of marketing revenue include integrated marketing, data, consulting and clinical services.

Shipping revenues are disclosed separately as they are pass-through costs that bear little to no margin, and are required to be included in revenues and costs based upon Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” These billable shipping transactions are primarily related to our integrated marketing activities.

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of our operations and financial condition. MD&A is provided as a supplement to, and should be read in conjunction with our financial statements and the accompanying notes to consolidated financial statements. Enterprise-wide disclosure information appearing in Note 13 of the Notes to Consolidated Financial Statements are presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Revenue Recognition

The area of revenue recognition requires management’s to make significant judgments and estimates. AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” governs revenue recognition for arrangements that include software which is more than incidental to the arrangement. Under SOP 97-2, if a sale of software includes services that are essential to the functionality of the

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

software, then the software and essential services are to be accounted for using contract accounting as described in Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The determination of whether or not services are essential to the functionality of the software can differ from arrangement-to-arrangement and requires the use of significant judgment by management. Factors used in determining whether or not services are essential to the functionality may include: whether or not physical changes are being made to the software’s underlying source code; the complexity of software configuration services; the level of effort required to build interfaces; the overall relationship of the service fees to the license fees; the length of time expected to complete the services; and whether or not the services can be obtained by a customer from their internal resources or another third-party vendor. If services are not considered to be essential to the functionality of the software, SOP 97-2 generally allows companies to recognize revenue for software licenses upon delivery of the licenses, prior to configuration or implementation services, provided that the other requirements of the SOP are met. In management’s judgment, our configuration and implementation services generally are essential to the functionality of our software. Therefore, we typically recognize revenue using the percentage-of-completion method as detailed in SOP 81-1.

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

Many of our arrangements include multiple deliverables. In the absence of higher-level specific authoritative guidance, we determine the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Specifically, we will consider a delivered item as a separate unit of accounting if it has value to the customer on a stand-alone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within our control. The determination of whether or not arrangements meet these criteria requires significant judgment on the part of the management. If our arrangements did not meet the separation criteria of EITF 00-21, the timing of revenue recognition could be delayed.

Accounting for Acquisitions

The accounting related to business combinations requires us to estimate the fair value and useful life of the assets acquired and the fair value of the liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. We typically analyze a number of factors such as valuation or appraisal reports when determining the estimates of fair value. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values, useful lives, or both, would be required.

Accounting for Impairments

We review long-lived assets for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Other than goodwill

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and indefinite-lived intangibles, if indicators of impairment are present, we evaluate the recoverability of the long-lived assets by estimating future undiscounted cash flows that are directly associated with and expected to arise as a direct result of the use and eventual disposition of the long-lived asset. If this estimate of future undiscounted cash flows demonstrates that recoverability is not probable, an impairment loss would be calculated and recognized based on the excess carrying value of the long-lived asset over the long-lived asset’s fair value. The estimate of the fair value and the future undiscounted cash flows of the underlying long-lived assets are based on significant judgments and assumptions.

We review capitalized software development costs and purchased capitalized software development costs for impairment at each balance sheet date to determine if the unamortized capitalized costs of a computer software product is greater than the net realizable value of that product. In instances where the unamortized capitalized costs are greater than the net realizable value, we would record an impairment loss.

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

On an annual basis, or when we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we calculate and compare the fair value of our reporting unit to its carrying value. We currently have only one reporting unit. If the carrying value exceeds the fair value, we calculate the implied fair value of the goodwill for our reporting unit and compare it to the carrying value of the goodwill. If the implied fair value of the goodwill was less than the carrying value of the goodwill, we would recognize an impairment loss, (not to exceed the carrying value) in our consolidated statement of operations.

On an annual basis, or when we determine that the carrying value of an indefinite-lived intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we calculate and compare the fair value of the indefinite-lived intangible asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss would be recognized. If we deem the useful life to be no longer indefinite, after testing for impairment in accordance with the applicable rules stated above, we amortize the intangible asset over its remaining estimated useful life, following the pattern in which the expected benefits will be consumed or otherwise used up and we would continue to review for impairment in the future on an annual basis.

Accounting for Income Taxes

Deferred tax assets and liabilities represent the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences, all of which require significant judgment. We must believe it is more likely than not that the recorded net deferred tax asset will be realized. Realization is dependent on generating sufficient taxable income of a specific nature prior to the expiration of the loss

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

carryforwards, capital loss and foreign tax credit carryforwards. The asset may be reduced if estimates of future taxable income during the carryforward period are reduced. In addition, we maintain reserves for certain tax items, which are included in income taxes payable on the consolidated balance sheet. We periodically review these reserves to determine if adjustments to these balances are necessary.

Accounting for Capitalized Software

We account for research and development costs in accordance with applicable accounting pronouncements, including SFAS 2, “Accounting for Research and Development Costs,” and SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (“SFAS 86”). SFAS 86 specifies that costs incurred internally in researching and developing a computer software product to be sold should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs, which includes directs costs of developing the product, should be capitalized until the product is available for general release to customers. Technological feasibility is considered to be reached when a product and program design has been completed or a working model of the software product has been completed. Our application engineering group reviews each project to determine when technological feasibility of a product is established.

MERGERS AND ACQUISITIONS

We regularly evaluate opportunities to acquire products or businesses that represent strategic enhancements to our operations. Such acquisition opportunities, if they arise, may involve the use of cash, equity and/or debt instruments. We have made the following acquisitions over the last three years:

Optas

On September 12, 2005, we completed the acquisition of Optas. Based in Woburn, Massachusetts, Optas provided privacy-safe relationship marketing solutions for patients and physicians. Optas’ results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Optas was approximately $13,188, including $349 of legal and professional fees. In accordance with the purchase agreement, $1,800 of the purchase price was held in escrow as of December 31, 2005. The $1,800 held in escrow, less amounts claimed against escrow, if any, is payable as follows: approximately $600 within five business days after September 12, 2006; and approximately $1,200 within five business days after March 12, 2007. We are in the process of finalizing the valuation of certain intangible assets, including the review of a third-party valuation. Therefore, the allocation of the purchase price is preliminary and subject to adjustment. The assets acquired and liabilities assumed in connection with the Optas acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

Buzzeo

On January 4, 2005, we completed the strategic acquisition of Buzzeo. Based in Richmond, Virginia, Buzzeo provided compliance, auditing, consulting and reconciliation outsourcing services to the pharmaceutical and life sciences industry. This acquisition further expands our sample and compliance management solution offerings. In connection with the acquisition, we restructured the combined operations by eliminating certain former Buzzeo positions. Buzzeo’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The aggregate purchase price for Buzzeo was approximately $10,759, including $33 of legal and professional fees. Approximately $590 of the purchase price was included in other accrued expenses in the consolidated balance sheet as of December 31, 2005 and $1,025 of the purchase price was held in escrow as of December 31, 2005. In accordance with the purchase agreement, the $1,025 was released from escrow in the first quarter of 2006. The valuation of certain intangibles assets was finalized in the fourth quarter of 2005. The assets acquired and liabilities assumed in connection with the Buzzeo acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

Schwarzeck

On July 20, 2004, we completed the strategic acquisition of the capital stock of Schwarzeck-Verlag GmbH (“Schwarzeck”). Schwarzeck was a provider of physician databases, direct marketing services and sample fulfillment services to pharmaceutical companies in Germany. This acquisition accelerated our expansion in Europe and increases our integrated marketing solutions and services to the German pharmaceutical industry. In connection with the acquisition, we restructured the combined operations by eliminating certain former Schwarzeck positions. Schwarzeck’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. We have allocated the entire purchase price of approximately $800 to purchased database. The valuation of certain intangibles assets was finalized in the second quarter of 2005. The assets acquired and liabilities assumed in connection with the Schwarzeck acquisition, the aggregate purchase price and pro forma results of operations are not deemed material to the consolidated financial statements.

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

Uto Brain

On January 5, 2004, we completed the strategic acquisition of the capital stock of Uto Brain Co., Ltd. (“Uto Brain”). Based in Osaka, Japan, Uto Brain provided more than thirty pharmaceutical companies with data, analytics, publishing and advisory services. The combining of resources of Uto Brain with our existing resources creates comprehensive information, software and services company dedicated to the Japanese pharmaceutical industry and further enhances our ability to provide solutions to enhance sales, marketing and clinical functions of pharmaceutical companies in the Japanese market. Uto Brain’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The aggregate purchase price for Uto Brain was approximately $4,900 (498,270 Yen), including approximately $100 of legal and professional fees. We paid approximately $1,400 and $3,400 of the purchase price during the years ended December 31, 2005 and 2004, respectively. In addition, we assumed approximately $3,800 in bank debt and an acquired loan, all of which was repaid during the year ended December 31, 2004. The valuation of certain intangible assets was finalized in the fourth quarter of 2004. The assets acquired and liabilities assumed in connection with the Uto Brain acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

Synavant

On June 16, 2003, we completed our acquisition of Synavant Inc. (“Synavant”). Synavant provided a broad range of knowledge-based services to pharmaceutical and other life science companies around the world. Its global solutions included pharmaceutical CRM applications, integrated marketing, server and database management, dedicated local help-line support, training, telemarketing, sample management and product recall services. Synavant was headquartered in Atlanta, Georgia, and had offices in 21 countries. We believe that combining Synavant’s resources with Dendrite’s resources created a more comprehensive information, software and services company dedicated to the global life sciences industry, and further enhances our ability to provide market leading solutions to the sales, marketing and clinical functions of pharmaceutical and other life science companies. Synavant’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

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

We accrued approximately $22,102 at June 16, 2003, for liabilities associated with the cost of completing the restructuring plan. The components of this accrued liability were approximately $13,042 of severance costs for former Synavant positions being eliminated and approximately $9,060 of costs to exit former Synavant facilities. During the fourth quarter of 2003, we reduced the liabilities related to the restructuring plan by approximately $2,442 based on our revised estimate of the total cost. The components of the reduction to the accrued liability were approximately $2,272 for lower expected severance costs for former Synavant positions being eliminated and approximately $170 for lower costs to exit certain former Synavant facilities. This reduction was recorded by an adjustment within goodwill. During finalization of the purchase price allocation, we increased our restructuring accrual estimate by approximately $1,800 due to an adjustment of the total costs to exit certain former Synavant facilities and recorded the corresponding adjustment to goodwill in the accompanying consolidated balance sheet.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31 ,
	2005	2004	2003
Revenues	100%	100%	100%
Operating Costs & Expenses:
Operating costs	54	52	51
Selling, general and administrative	33	33	33
Research and development	1	2	4
Facility and other charges	2	—	—
Amortization of acquired intangible assets	1	1	1
Total operating costs & expenses	91	88	89
Operating income	9	12	11
Interest and other (income), net	—	—	(1)
Income before income tax expense	9	12	12
Income tax expense	4	5	5
Net income	5%	7%	7%

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

YEARS ENDED DECEMBER 31, 2005 AND 2004

REVENUES

	Year Ended December 31,		$	%	2005 % of Total	2004 % of Total
	2005	2004	Increase	Increase	Revenues	Revenues
Services & Technology:
Sales solutions	$311,157	$286,544	$24,613	9%	71%	72%
Marketing solutions	107,120	95,292	11,828	12%	25%	24%
Shipping	18,963	17,361	1,602	9%	4%	4%
Total revenues	$437,240	$399,197	$38,043	10%	100%	100%

Total revenues for the year ended December 31, 2005 increased 10% compared with the year ended December 31, 2004. Our international revenues were $164,010, or approximately 38% of total revenues, and increased by 4% over 2004, due to our recent acquisitions and organic growth which was offset by a reduction in ongoing services and licenses fees in Asia. Total revenues in the United States were $273,230, or approximately 62% of total revenues, and increased by 13% from the year ended December 31, 2004. The increase in revenues is primarily due to our current year acquisitions, a non-recurring project at our largest customer, and increased services at our second largest customer which was partially offset by a reduction of work orders and ongoing services with our largest customer resulting from its cost containment initiatives. We expect this trend with our largest customer to continue in the future as this customer continues to evaluate its spending on salesforce effectiveness and related services. As a result, we currently expect less revenue from this customer in 2006 and beyond. Our current contract with this customer for U.S. salesforce effectiveness and related services has been renewed through 2006, subject to a right of the customer to reduce or modify certain services. The customer is re-evaluating all such U.S. services for 2007 in a process in which we expect to participate.

Sales Solutions

Sales solutions revenues accounted for approximately 71% of total revenues during the year ended December 31, 2005, and increased 9% compared with the year ended December 31, 2004. Sales solutions services in the United States increased by 14%, which included $4,000 associated with the early termination of a contract with Odyssey, as well as an increase in integrated support center, asset management, and implementation services which were primarily driven by non-recurring projects, and the addition of sales support services from our Buzzeo acquisition. Our international sales solutions decreased by 4%, with sales solutions decreasing by 1% and license fees decreasing by 28% versus the year ended December 31, 2004. International sales solutions decreased due to the loss of a European customer in 2005 and license fees decreased due to a sale of third-party licenses to an international customer in 2004, which did not occur in 2005.

Marketing Solutions

Marketing solutions revenues accounted for approximately 25% of total revenues during the year ended December 31, 2005, and increased by approximately 12% compared with the year ended December 31, 2004. The increase was mostly due to growth in our international marketing solutions business, which increased by 18% over the prior year, including 22% growth in our integrated marketing services.  The growth in international integrated marketing included the additional revenues from our 2004 acquisitions as well as organic growth.  In the United States, marketing solutions increased by approximately 6% compared with the year ended December 31, 2004, due to increases in integrated marketing revenues and the inclusion of marketing services from our 2005 acquisitions, which was partially offset by a decrease in our domestic clinical, data and consulting revenues.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

Shipping

Shipping fees accounted for approximately 4% of total revenues during the year ended December 31, 2005, and increased by approximately 9% compared with the year ended December 31, 2004. Shipping revenues contribute little to no margin and result from pass-through shipping costs associated with our global integrated marketing business.

OPERATING COSTS & EXPENSES

	Year Ended December 31,		$ Increase /	% Increase /	2005 % of Total	2004 % of Total
	2005	2004	(Decrease)	(Decrease)	Revenues	Revenues
Operating costs (including shipping)	$236,230	$205,896	$30,334	15%	54%	52%
Selling, general and administrative	144,931	132,016	12,915	10%	33%	33%
Research and development	6,094	9,316	(3,222)	(35)%	1%	2%
Facility and other charges	9,372	—	9,372	N/A	2%	0%
Amortization of acquired intangible assets	4,431	4,851	(420)	(9)%	1%	1%
Other operating (income)	—	(707)	707	(100)%	—	—
Total operating costs & expenses	$401,058	$351,372	$49,686	14%	92%	88%

As part of our effort to realign the Company to drive efficiency and support our growth objectives, we announced plans to identify approximately $20 million of annualized cost savings during 2006.  As a result, we expect to incur severance and other associated costs for these actions in 2006.  We do not expect to fully realize the savings from these efforts in 2006.

OPERATING COSTS (including shipping).   Operating costs increased 15% for the year ended December 31, 2005, compared with the year ended December 31, 2004. This increase was due to additional costs from our 2005 acquisitions and a full year of costs related to our 2004 acquisitions, higher pass-through postage costs and our overall increase in revenues.  These increases were partially offset by savings related to our offshore initiatives.  As a percentage of revenues, operating costs increased to 54% for the year ended December 31, 2005 versus 52% for the year ended December 31, 2004 due to our revenue growth in lower margin solutions.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A).   SG&A expenses increased 10% for the year ended December 31, 2005, compared with the year ended December 31, 2004. SG&A costs increased due to additional costs from our 2005 acquisitions and a full year of costs related to our 2004 acquisitions, severance, as well as increased expenses as a result of our efforts to recruit and hire executive officers.  As a percentage of revenues, SG&A remained flat at 33% for the years ended December 31, 2005 and 2004.  We have and expect to continue to invest in sales and marketing initiatives in order to drive our top-line growth while continuing to focus on cost containment measures in other elements of SG&A.

RESEARCH AND DEVELOPMENT (R&D).   R&D expenses decreased 35% for the year ended December 31, 2005, compared with the year ended December 31, 2004. As a percentage of revenues, R&D expenses decreased to 1% for the year ended December 31, 2005, from 2% for the year ended December 31, 2004. This decrease was due to decreased R&D spending and a higher capitalization rate during the year ended December 31, 2005.  We capitalized more costs in the year ended December 31, 2004 than in 2005 due to the development for the release of our next generation SFE solution. Gross R&D spending (R&D expenses plus additions to capitalized software development costs) decreased 28% from $15,202 for the year ended December 31, 2004, to $10,958 for the year ended December 31, 2005.  Gross

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

R&D decreased due to the deployment of resources to revenue-generating projects and the savings related to our offshore initiative.

FACILITY AND OTHER CHARGES.   During the year ended December 31, 2005, we recorded $7,649 of facility-related charges and a severance charge of $1,723. The facility charges consist of $6,619 related to vacating a New Jersey facility and for additional facilities vacated in previous periods due to changes in current market conditions, as well as $1,030 related to the write-off of leasehold improvements associated with the exit of our New Jersey facility.  The $1,723 severance charge relates to the elimination of certain senior and mid-level management positions.  No such charges were incurred in 2004.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS.   Amortization of acquired intangible assets decreased 9% compared with the year ended December 31, 2004. The decrease primarily reflects certain intangibles assets related to the Software Associates International (“SAI”) and Synavant acquisitions, which were fully amortized as of June 30, 2005, partially offset by additional amortization of intangibles related to the Schwarzeck, Buzzeo and Optas acquisitions.

OTHER OPERATING (INCOME).   We received insurance proceeds in the year ended December 31, 2004 related to the recovery of costs of certain losses.

NON-OPERATING (INCOME) EXPENSE, NET

	Year Ended December 31,		$ Increase /	% Increase /
	2005	2004	Decrease	Decrease
Interest (income), net	(625)	(64)	$561	877%
Other expense, net	20	277	(257)	(93)%

INTEREST (INCOME), NET.   Interest income increased 877% for the year ended December 31, 2005 due to higher average cash balances, higher interest rates in 2005 and investing surplus cash offset by interest expense related to capital leases.

OTHER EXPENSE, NET.   Other expense decreased 93% for the year ended December 31, 2005 due to decreased foreign exchange losses on intercompany loans.

PROVISION FOR INCOME TAXES.   Our estimated effective income tax rate increased to 41.7% for the year ended December 31, 2005 compared to 37.9% in prior year. The increase in our effective tax rate is primarily attributable to international subsidiaries generating taxable losses for which we were unable to take a benefit, the distribution of profits among countries with higher tax rates, and a reduction in the utilization of federal and state credits for which we had previously generated. These increases were partially offset as we determined it was more likely than not that some of our state and foreign deferred tax assets, which had previously been reserved for, would be utilized prior to expiration and accordingly, we released a valuation allowance reserve associated with these deferred tax assets.

At December 31, 2005 and 2004, there were approximately $21,383 and $25,211, respectively, of undistributed earnings of non-U.S. subsidiaries that are considered to be reinvested indefinitely. If such earnings were remitted to us, the applicable United States federal income and foreign withholding taxes may be wholly or partially offset by foreign tax credits. As a result, the determination of potential U.S. income taxes on these undistributed earnings is not practicable at December 31, 2005 or 2004.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

YEARS ENDED DECEMBER 31, 2004 AND 2003

REVENUES

	Year Ended December 31,		$	%	2004 % of Total	2003 % of Total
	2004	2003	Increase	Increase	Revenue	Revenue
Services & Technology:
Sales solutions	$286,544	$262,737	$23,807	9%	72%	82%
Marketing solutions	95,292	51,009	44,283	87%	24%	16%
Shipping	17,361	7,361	10,000	136%	4%	2%
Total revenues	$399,197	$321,107	$78,090	24%	100%	100%

Total revenues for the year ended December 31, 2004 increased 24% compared with the year ended December 31, 2003. Our international revenues, for which license revenues have been allocated to the geographic location of the customer, were $157,375, or approximately 39% of total revenues, for the year ended December 31, 2004, versus $87,922, or 27% of total revenue for the year ended December 31, 2003, an increase of 79%. Total revenues in the United States were $241,822, or approximately 61% of total revenues, and increased by 4% from the year ended December 31, 2003. The increase in revenues is primarily due to a full twelve month period of revenues in 2004 from the June 2003 acquisition of Synavant as well as revenues resulting from the 2004 acquisitions of Uto Brain, MDM and Schwarzeck and a favorable impact from foreign currency rates.

Sales Solutions

Sales solutions revenues accounted for approximately 72% of total revenues during the year ended December 31, 2004, and increased 9% compared with the year ended December 31, 2003. License fee revenue, which account for approximately 5% of 2004 sales solution revenues, increased 25% over the prior year, largely due to multi county roll-outs of our software products by large global pharmaceutical customers. In 2004, we saw a trend of clients negotiating larger regional or multi country deals. Sales solutions services in the United States declined by approximately 4%, but included an increase in our ongoing solutions services which were more than offset by larger decreases in one-time services related to client software rollouts in 2003. International sales solutions service fees increased 48% versus the year ended December 31, 2003, primarily due to our recent acquisitions as well as services relating to multi country rollouts initiated by several large global pharmaceutical customers.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands)  (Continued)

Marketing Solutions

Marketing solutions revenues accounted for approximately 24% of total revenues during the year ended December 31, 2004, and increased by approximately 87% compared with the year ended December 31, 2003. Our international marketing solutions business increased by 165% over the prior year, including 200% growth in our international integrated marketing services, 133% growth in our international consulting services, 105% growth in international data fees and the addition of contract sales services from our recent acquisition of MDM. In the United States, marketing solutions fees increased by 36% compared with the year ended December 31, 2003. This increase in the United States was comprised of 76% growth in our Integrated Marketing services, 3% growth in our clinical services, 30% growth in our consulting services and 20% growth in domestic data fees. The growth in our worldwide marketing solutions revenues was primarily driven by our 2003 and 2004 acquisitions.

Shipping

Shipping fees accounted for approximately 4% of total revenues during the year ended December 31, 2004, and increased by approximately 136% compared with the year ended December 31, 2003. Shipping revenues contribute little to no margin and result from pass-through shipping costs associated with our global integrated marketing business. The integrated marketing business was originated through our acquisition of Synavant in June 2003, and has been further expanded through our 2004 acquisitions.

OPERATING COSTS & EXPENSES

	Year Ended December 31,		$ Increase /	% Increase /	2004 % of Total	2003 % of Total
	2004	2003	(Decrease)	(Decrease)	Revenue	Revenue
Operating costs (including shipping)	$205,896	$162,481	$43,415	27%	52%	51%
Selling, general and administrative	132,016	107,862	24,154	22%	33%	33%
Research and development	9,316	11,633	(2,317)	(20)%	2%	4%
Amortization of acquired intangible assets	4,851	4,308	543	13%	1%	1%
Other operating (income)	(707)	—	(707)	—	—	—
Total operating costs & expenses	$351,372	$286,284	$65,088	23%	88%	89%

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
($ in thousands)  (Continued)

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

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS.   Amortization of acquired intangible assets increased 13% compared with the year ended December 31, 2003. The increase reflects the current year’s amortization of intangible assets acquired in connection with our 2004 acquisitions of Uto Brain, MDM and Schwarzeck.

OTHER OPERATING (INCOME).   We received insurance proceeds in the year ended December 31, 2004 related to the recovery of costs of certain losses.

NON-OPERATING (INCOME) EXPENSE, NET

	Year Ended December 31,		$	% Increase /
	2004	2003	(Decrease)	(Decrease)
Interest (income), net	$(64)	$(731)	$(667)	(91)%
Other expense (income), net	277	(560)	(837)	(149)%

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain unaudited quarterly consolidated statement of operations data for 2005 and 2004. Our quarterly results have varied considerably in the past and are likely to vary from quarter-to-quarter in the future.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(in thousands, except per share data)
Revenues:	$108,367	$114,360	$115,066	$99,447	$104,798	$99,428	$99,907	$95,064
Operating costs & expenses:
Operating costs	62,498	61,252	58,829	53,651	54,089	51,578	50,422	49,807
Selling, general and administrative	41,673	33,395	34,075	35,788	33,093	32,832	33,934	32,157
Research and development	1,479	1,343	1,454	1,818	1,899	1,673	2,722	3,022
Facility and other charges	—	—	—	9,372	—	—	—	—
Amortization of acquired intangible assets	1,091	960	1,130	1,250	1,384	1,214	1,226	1,027
Other operating income	—	—	—	—	—	(368)	—	(339)
Total operating costs & expenses	106,741	96,950	95,488	101,879	90,465	86,929	88,304	85,674
Operating income:	1,626	17,410	19,578	(2,432)	14,333	12,499	11,603	9,390
Interest (income) expense, net	(310)	(150)	(24)	(141)	(75)	14	4	(7)
Other expense (income), net	(12)	35	20	(23)	528	(190)	(18)	(43)
Income before income tax expense	1,948	17,525	19,582	(2,268)	13,880	12,675	11,617	9,440
Income tax expense	1,927	6,747	7,539	(873)	5,060	4,880	4,331	3,776
Net income	$21	$10,778	$12,043	$(1,395)	$8,820	$7,795	$7,286	$5,664
Net income per share:
Basic	$—	$0.25	$0.28	$(0.03)	$0.21	$0.19	$0.18	$0.14
Diluted	$—	$0.24	$0.28	$(0.03)	$0.20	$0.18	$0.17	$0.13
Shares used in computing net income per share:
Basic	43,427	42,944	42,592	42,470	42,001	41,620	41,464	40,919
Diluted	45,175	44,331	43,630	42,470	43,469	42,939	43,342	42,515

Liquidity and Capital Resources

At December 31, 2005, working capital was $82,247 compared to $68,058 as of December 31, 2004. Cash and cash equivalents were $66,145 as of December 31, 2005, compared to $64,020 as of December 31, 2004. These increases were primarily attributable to the cash generated by operating activities offset by payments made in connection with our 2005 and 2004 acquisitions as well as higher capital expenditures related to various facility moves and consolidations throughout the world.

We finance our business primarily through cash generated by operations. Net cash provided by operating activities was $44,126 and $55,692 for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, we generated operating cash from our net income adjusted for changes in assets and liabilities, net of effects from acquisitions. Our accrued facility and other charges resulted in lower net income for the year ended December 31, 2005, however, these charges had approximate $2,650 negative impact on our operating cash flows for the year ended December 31, 2005. Future payments of these accruals will continue to have a negative impact on future operating cash flows. In addition, our operating cash flows were impacted by payments for income taxes and purchase accounting restructuring charges. During the three months ended December 31, 2005, our accounts receivable days sales outstanding increased to 67, from 62 days for the three months ended December 31, 2004, due to advance billings to customers in late December 2005 and delays in collections at year end.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

Cash used in investing activities was $51,196 for the year ended December 31, 2005, and includes payments for the Optas, Buzzeo and, Uto Brain acquisitions as well as additions to capitalized software development costs and purchases of property and equipment. Cash used in investing activities was $32,080 for the year ended December’ 31, 2004 and was primarily attributable to purchase payments made related to the MDM, Uto Brain and Schwarzeck acquisitions as well as increased purchases of property and equipment related to various facility moves.

As anticipated, purchases of property and equipment increased for the year ended December 31, 2005 versus the comparable prior year period. The increase is primarily due to equipment related to our new hardware facility in New Jersey, new corporate headquarters in New Jersey and international facilities, as well as investing in our integrated support center automation process, integrated marketing machinery, and the higher overall capital spending associated with our larger combined company. During 2006, we expect capital spending in the range of approximately $18,000 to $22,000 primarily to support the Company’s infrastructure and productivity initiatives. We review our capital expenditure program periodically and adjust it as required to meet current needs.

Cash provided by financing activities was $10,062 for the year ended December 31, 2005, and includes proceeds from the issuance of common stock partially offset by payments related to capital lease obligations. Cash provided by financing activities was $8,248 for the year ended December 31, 2004, and was primarily attributable to proceeds from the issuance of common stock partially offset by the repayments of long-term debt and loans acquired in connection with the Uto Brain acquisition.

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

Contractual Obligations and Commitments

The June 16, 2003 line-of-credit agreement with JPMorgan Chase, amended September 24, 2004, expired on July 1, 2005. On July 25, 2005, we entered into a replacement line-of-credit agreement (the “Agreement”), in the amount of $30,000 with JPMorgan Chase Bank that expires on June 30, 2008. The Agreement is available to finance working capital needs and possible future acquisitions. The Agreement contains customary affirmative and negative covenants and also contains certain financial covenants, including those related to (a) a maximum leverage ratio at the end of any fiscal quarter, (b) a minimum interest coverage ratio at the end of any fiscal quarter and (c) a minimum fixed charge coverage ratio at the end of any fiscal quarter. The Agreement also restricts our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of December 31, 2005, we were in compliance with all covenants and did not have any amounts outstanding under the Agreement.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

Our principal commitments at December 31, 2005 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Capital leases	$3,187	$1,548	$1,571	$68	$—	$—	$—
Corporate headquarters	154	154	—	—	—	—	—
Minimum guarantees	6,271	2,271	2,000	2,000	—		—
Buzzeo purchase price	590	590	—	—	—	—	—
Operating leases(1)	96,031	18,121	15,665	12,544	11,616	10,731	27,354
Total	$106,233	$22,684	$19,236	$14,612	$11,616	$10,731	$27,354

(1)          Operating lease amounts disclosed above include $16,635 of future operating lease costs, excluding estimated future sublease income, accrued for in the purchase accounting restructuring accruals related to the Synavant and SAI acquisitions and in the facility and other charges accrual related to the Bridgewater facility.

As of December 31, 2005, letters of credit for approximately $5,337 were outstanding related to deposits on certain facilities.

We have an agreement with a venture capital fund with a commitment to contribute $1,000 to the fund, callable at the discretion of the general partner in $100 increments. As of December 31, 2005, $600 has been paid and is included other assets in the accompanying consolidated balance sheet, with $400 of the commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not expect SFAS 154 to have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of SFAS 143 (the “Interpretation”). The Interpretation clarifies the manner in which uncertainties concerning the timing and the method of settlement of an asset retirement obligation should be accounted for. In addition, the Interpretation clarifies the circumstances under which fair value of an asset retirement obligation is considered subject to reasonable estimation. The Company adopted the Interpretation for the fiscal year ended December 31, 2005 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) as a replacement to SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). This statement supersedes Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees” which allowed companies to use the intrinsic method of valuing share-based payment transactions and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS 123. SFAS 123(R) provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. In addition, SFAS 123(R) also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. The Company has adopted SFAS 123(R) under the modified prospective method effective January 1, 2006. The effect of adoption of SFAS 123(R) is currently estimated to be approximately $3.2 million to $4.3 million after tax for 2006. However, our actual equity-based compensation expense in 2006 will depend on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

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

A significant agreement with our largest customer covering U.S. salesforce effectiveness services is scheduled to renew on January 1, 2007, subject to a right of the customer to terminate at renewal. The customer is re-evaluating all such U.S. services for 2007 in a process in which we expect to participate. We cannot assure you that the contract will renew for 2007, that it will renew upon substantially similar terms or that it will cover substantially similar services as those currently provided to this customer.

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
($ in thousands) (Continued)

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

WE FACE RISKS ASSOCIATED WITH OUR ACQUISITIONS

As part of our business strategy, we have acquired, and in the future may acquire, businesses that offer complementary products, services or technologies. These acquisitions, including any future acquisitions, are and will be accompanied by substantial risks, including:

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

•       regulatory or compliance issues existing in the acquired organization;

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

While to date we have had success integrating acquired entities into our operations, we cannot guarantee that we will successfully integrate new businesses into our operations or achieve any expected cost synergies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

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

THE LENGTHY SALES AND IMPLEMENTATION CYCLES FOR SFE SOLUTIONS MAKE IT DIFFICULT TO PREDICT OUR QUARTERLY REVENUES

The selection of a sales force Effectiveness (SFE) solution generally entails an extended decision-making process by our customers because of the strategic implications, substantial costs and significant commitment of resources associated with a customer’s license or implementation of the solution. Given the importance of the decision, senior levels of management of our customers are often involved in the process and, in some instances, their board of directors may also be involved. As a result, the decision-making process typically takes nine to eighteen months, and in certain cases longer. In addition, other factors, unrelated to our product and services, such as acquisitions, product delays, or other issues, may also significantly impact the timing and amounts of buying decisions. Accordingly, we cannot fully control or predict the timing of our execution of contracts with customers. Prior sales and implementation cycles cannot be relied upon as any indication of future cycles.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

AN UNFAVORABLE GOVERNMENT REVIEW OF OUR INCOME AND PAYROLL TAX RETURNS AND CHANGES IN OUR EFFECTIVE TAX RATES COULD ADVERSELY AFFECT OUR OPERATING RESULTS

We are subject to income, payroll and indirect taxes in the United States and in multiple foreign jurisdictions. We exercise judgment in determining our worldwide provision for these taxes, and in the ordinary course of our business there may be transactions and calculations where the ultimate tax determination is uncertain.

We are regularly subjected to routine audits by various tax authorities. Any such audit may result in a determination that our tax obligations exceed the amounts provided for by us in our financial statements. Such additional tax obligations and any related penalties could adversely impact our business, operating results and financial condition for current, future and prior periods.

Additionally, for a variety of reasons, we may not in the future be able to successfully maintain our historic effective tax rates.

FUTURE RESTRUCTURING MAY ADVERSELY IMPACT OUR OPERATIONS

We have announced plans to identify and reduce costs in our business. As a result, we expect to incur severance and other associated costs for these actions which may adversely affect our future operating results.

Furthermore, delays or increased costs in implementing any restructuring plans or cost savings initiatives or opportunities could delay or adversely affect the anticipated financial benefits of any such restructuring.

Additionally, any restructuring or cost savings initiatives may be disruptive to our employees who are transitioning to different roles or responsibilities in restructured areas of our business. Such disruptions may cumulatively adversely impact future operating results.

There also can be no assurance that such savings initiatives or opportunities will be achieved in the time periods or amounts planned.

WE MAY BE UNABLE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS OR RESPOND TO TECHNOLOGICAL CHANGE

The market for SFE products changes rapidly because of frequent improvements in computer hardware and software technology. Our future success will depend, in part, on our ability to:

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
($ in thousands) (Continued)

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

•       expansion of product lines by, or consolidation among, our existing competitors; and

•       development and/or operation of in-house CRM or SFE software products or services by our customers and potential customers.

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

OUR SUCCESS DEPENDS ON RETAINING OUR KEY SENIOR MANAGEMENT TEAM, ENSURING EFFECTIVE TRANSITION FOR KEY POSITIONS AND ATTRACTING AND RETAINING QUALIFIED PERSONNEL

Our future success depends, to a significant extent, upon the contributions of our executive officers and key sales, technical and customer service personnel. While we believe that we have implemented effective succession plans, we can make no assurance that the loss of key personnel and transitions to new key personnel would not adversely impact our business or result in less effective management or technical teams.

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

THIRD PARTIES MAY CLAIM THAT OUR SOLUTIONS INFRINGE ON THEIR PROPRIETARY RIGHTS

As a company offering technology solutions, there can be no assurance that third parties also offering technology solutions will not assert infringement claims against us in the future. While we believe that our solutions do not infringe upon proprietary rights of other parties, there can be no assurance that the Company would not be found to infringe on the proprietary rights of others. Any such finding could have a material adverse impact on our operating results or financial condition.

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

OUR DATA AND ANALYTICS SOLUTIONS ARE DEPENDENT UPON STRATEGIC RELATIONSHIPS WHICH, IF NOT MAINTAINED, COULD UNDERMINE THE CONTINUED VIABILITY OF THESE SOLUTIONS

Our data and analytics solutions are sourced, in part, from data provided through strategic relationships. Although we believe there are other sources for such data, the termination of any of these relationships could diminish the breadth or depth of our data and analytics solutions. This termination or our failure to establish new strategic relationships in the future could negatively impact our business, operating results or financial condition.

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

•       the gain or loss of significant customers, orders or other business with significant customers;

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

Management estimates that a 10% change in foreign exchange rates would have impacted 2005 reported operating profit by approximately $887. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that losses from one area may be offset by gains from another area. As we continue to grow our international businesses, the risks associated with foreign currency translation will also grow.

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

Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average yield of the Company’s investments decreased by 100 basis points, our interest income for the year ended December 31, 2005 would have decreased approximately $548. This estimate assumes that the decrease occurred on the first day of 2005 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investments and future changes in investment yields.

ITEM 8. Financial Statements and Supplementary Data

The Company’s 2005 Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP, are included in Item 15. The supplementary financial information required by this Item 8 is included in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in Item 7.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 11, 2004 Ernst & Young LLP (“E&Y”) resigned as the independent auditor for the Company.

E&Y was initially engaged by the Company as its independent auditor effective April 4, 2002. The reports of E&Y on the Company’s financial statements for the years ended December 31, 2003 and 2002 do not contain an adverse opinion or a disclaimer of opinion and are not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2003 and 2002 and through May 11, 2004, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K. The Company believes that, during the years ended December 31, 2003 and 2002 and through May 11, 2004, there were no disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to such disagreement in its reports. The quarterly written reports of E&Y to the Audit Committee under SAS 61 and AU Section 722 prior to E&Y’s resignation are consistent with this conclusion.

In connection with its review of the Company’s draft Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, E&Y identified a material transaction for which during the quarter the Company had included revenue on the transfer and sale of certain irrevocable licenses in an initial stocking order to a Japanese distributor. Based on its review and analysis, E&Y determined that the revenue related to this particular transaction should be accounted for utilizing the “sell-through” method of accounting, provided the other criteria for revenue recognition under applicable accounting standards were met. After discussion and further review, the Company agreed with this position and did not include this revenue in the quarterly report or its quarterly results. This matter was reviewed with both the Company’s Audit Committee and with the Company’s Board of Directors in meetings on October 21, 2003 by E&Y. In connection with the Company’s preparation of a Current Report on Form 8-K in connection with E&Y’s resignation, E&Y informed the Company that, upon further review and analysis of all discussions and information through the date of its resignation, E&Y concluded that in its view in fact there had been a disagreement in connection with the matters described above. The Company has not changed its conclusion that no disagreement occurred.

The Audit Committee authorized E&Y to respond fully to any and all inquiries of the successor auditor concerning any matters that occurred during E&Y’s tenure as the Company’s auditor, including any of the matters referred to above.

E&Y furnished a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements.

ITEM 9A. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission and that material information relating to the Company and its consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, during the period when our periodic reports are being prepared.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2005, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

During the year ended December 31, 2005, we acquired BuzzeoPDMA, Inc. and Optas, Inc. Management has excluded these acquisitions from our assessment of the effectiveness of our internal control over financial reporting. For such fiscal year, these acquisitions contributed approximately 8% and 3% to total assets and revenues, respectively.

Deloitte & Touche LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dendrite International, Inc.
Bedminster, New Jersey

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, included in Item 9A, that Dendrite International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As described in “Management’s Report on Internal Control Over Financial Reporting”, management excluded from their assessment the internal control over financial reporting at BuzzeoPDMA, Inc. and Optas, Inc., which were acquired in January 2005 and September 2005, respectively, and whose financial statements reflect total assets and revenues constituting 8 and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at BuzzeoPDMA, Inc. and Optas, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004 and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 16, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 16, 2006

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information concerning the Company’s directors under the caption “Election of Directors” in the Company’s Proxy Statement for the 2006 Annual Meeting of Shareholders, the information concerning the Company’s executive officers set forth in Part I, Item 1 above under the caption “Executive Officers,” and the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders, are incorporated herein by reference.

The information regarding the Company’s Audit Committee and its designated audit committee financial expert is set forth under the caption “Board and Committee Meetings” in the Company’s Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders and such information is incorporated by reference herein.

We have adopted a Code of Ethics and Standards of Business Conduct (“Code of Ethics”) within the meaning of Item 406(b) of SEC Regulation S-K that applies to our principal executive officer, principal financial officer and principal accounting officer, as well as to all other officers, employees and directors of the Company. Our Code of Ethics is publicly available on our website at www.dendrite.com. If we make substantive amendments to our Code of Ethics or grant any waiver in favor of a director or executive officer, we will publicly disclose the nature of such amendment or waiver on our website and to the extent required by NASDAQ and SEC rules in a current report on Form 8-K.

ITEM 11. Executive Compensation

The information set forth under the caption “Executive Compensation and Related Information” and the information concerning director compensation under the caption “Director Compensation” in the Company’s Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders, are incorporated herein by reference. The information included under “Report of the Compensation Committee,” “Report of the Audit Committee” and “Performance Graph” is not incorporated in this Item 11.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the caption “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders is incorporated herein by reference.

The following table provides equity compensation plan information as of the end of our 2005 fiscal year with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	8,273,286	(3)	$14.97	511,090	(4)
Equity compensation plans not approved by security holders(5)	2,074,671	(6)	$15.36	701,784
Total	10,347,957		$15.04	1,212,874

(1)          Excludes restricted stock units.

(2)          Represents the Company’s 1992 Stock Plan, 1997 Employee Stock Purchase Plan and 1997 Stock Incentive Plan.

(3)          Represents 8,214,606 shares subject to outstanding options and 29,979 shares subject to restricted stock units under the 1997 Stock Incentive Plan and 28,701 shares subject to outstanding options under the 1992 Stock Plan.

(4)          Includes 140,609 shares available for purchase under the 1997 Employee Stock Purchase Program. No shares are available for issuance under the 1992 Stock Plan.

(5)          Represents the New Hire Authorization (“New Hire Plan”).

(6)          Represents 1,824,671 shares subject to outstanding options and 250,000 shares subject to restricted stock units under the New Hire Plan.

Transactions under the New Hire Plan were registered with the Securities and Exchange Commission on Form S-8. In accordance with the requirements of NASDAQ Rule 4350(i), new hires may be granted non-qualified stock options under the new hire authorization. The exercise price for options is the fair market value of the Company’s Common Stock on the date of the grant. Vesting of options under the New Hire Plan is determined by the Compensation Committee. All options granted prior to 2004, and certain grants in 2004, vest twenty-five percent (25%) on the first anniversary of date of grant and the remaining seventy-five percent (75%) become exercisable pro rata over the following three year period, on a monthly basis, commencing on the first anniversary of the date of grant and ending on the fourth anniversary of the date of grant. All other option grants during 2004 vested 100% on December 31, 2004, with the right to sell the underlying shares accruing in either three, or four, equal installments on each of the first three, or four, anniversaries of the date of grant. Option grants during 2005 vested on June 30, 2005 for grants made prior to April 1, 2005 and December 31, 2005 for grants made after April 1, 2005, with the right to sell the underlying shares accruing in either three, or four, equal installments on each of the first three, or four, anniversaries of the date of grant. The other terms and conditions of such new hire options are generally the same as for non-qualified stock options granted under the 1997 Stock Incentive Plan. Such grants are not subject to the Employee Retirement Income Security Act of 1974, as amended.

ITEM 13. Certain Relationships and Related Transactions

The information set forth under the caption “Certain Transactions with Related Parties” in the Company’s Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information regarding principal accounting fees and services and the Company’s pre-approval policies and procedures for audit and non-audit services provided by the Company’s independent registered public accounting firms are set forth under the caption “Principal Accountant Fees and Services” in the Company’s Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders and such information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.                Financial Statement Schedules:

i. Schedule II—Valuation and Qualifying Accounts

3.                Exhibits. The exhibits in the accompanying “Exhibit Index” are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENDRITE INTERNATIONAL, INC.

	By:	JOHN E. BAILYE
Date: March 16, 2006		John E. Bailye Chairman of the Board and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Name	Title	Date

JOHN E. BAILYE	Chairman of the Board and Chief Executive Officer	March 16, 2006
John E. Bailye	(Principal Executive Officer)
JEFFREY J. BAIRSTOW	Executive Vice President and Chief Financial	March 16, 2006
Jeffery J. Bairstow	Officer (Principal Financial Officer)
BRENT J. COSGROVE	Vice President and Corporate Controller	March 16, 2006
Brent J. Cosgrove	(Principal Accounting Officer)
JOHN A. FAZIO	Director	March 16, 2006
John A. Fazio
BERNARD M. GOLDSMITH	Director	March 16, 2006
Bernard M. Goldsmith
EDWARD J. KFOURY	Director	March 16, 2006
Edward J. Kfoury
PETER W. LADELL	Director	March 16, 2006
Peter W. Ladell
PAUL A. MARGOLIS	Director	March 16, 2006
Paul A. Margolis
JOHN H. MARTINSON	Director	March 16, 2006
John H. Martinson
PETER G. TOMBROS	Director	March 16, 2006
Peter G. Tombros
PATRICK J. ZENNER	Director	March 16, 2006
Patrick J. Zenner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dendrite International, Inc.
Bedminster, New Jersey

We have audited the accompanying consolidated balance sheets of Dendrite International, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15 for the years ended December 31, 2005 and 2004. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, such 2005 and 2004 consolidated financial statements present fairly, in all material respects, the financial position of Dendrite International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the years ended December 31, 2005 and 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Dendrite International, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Dendrite International, Inc. and subsidiaries for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2 for the year ended December 31, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Dendrite International, Inc. and subsidiaries for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

MetroPark, New Jersey
January 29, 2004

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, Except Share Data)

	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$66,145	$64,020
Accounts receivable, net of allowance for doubtful accounts of $1,000 and $2,034, respectively	80,167	71,653
Prepaid expenses and other current assets	8,544	7,145
Deferred income taxes	8,848	5,029
Total current assets	163,704	147,847
Property and equipment, net of accumulated depreciation of $61,019 and $56,499, respectively	52,592	45,283
Other assets	8,856	7,922
Goodwill	90,440	80,963
Intangible assets, net	24,638	19,876
Purchased capitalized software, net	445	1,056
Capitalized software development costs, net	10,341	9,170
Deferred income taxes	11,991	10,452
	$363,007	$322,569
Liabilities and Stock holders‘ Equity
Current Liabilities:
Accounts payable	$7,677	$8,171
Income taxes payable	9,518	12,223
Capital lease obligations	1,383	1,689
Accrued compensation and benefits	17,950	14,662
Accrued professional and consulting fees	5,690	7,413
Accrued facility and other charges	1,490	—
Other accrued expenses	17,468	19,284
Purchase accounting restructuring accrual	1,601	3,000
Deferred revenues	18,680	13,347
Total current liabilities	81,457	79,789
Capital lease obligations	1,648	3,036
Purchase accounting restructuring accrual	3,009	4,143
Accrued facility and other charges	4,143	—
Deferred rent	5,740	2,070
Other non-current liabilities	5,595	5,942
Stockholders’ Equity:
Preferred stock, no par value, 15,000,000 shares
authorized, none issued	—	—
Common stock, no par value, 150,000,000 shares authorized,
46,353,252 and 44,913,584 shares issued; 43,491,949 and 42,374,836
shares outstanding at December 31, 2005 and December 31, 2004, respectively	149,947	125,237
Retained earnings	148,948	127,501
Deferred compensation	(4,419)	(123)
Accumulated other comprehensive (loss) income	(1,324)	1,239
Less treasury stock, at cost	(31,737)	(26,265)
Total stockholders’ equity	261,415	227,589
	$363,007	$322,569

The accompanying notes are an integral part of these consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, Except Per Share Data)

	Year Ended December 3 1 ,
	2005	2004	2003
Revenues	$437,240	$399,197	$321,107
Operating Costs & Expenses:
Operating costs	236,230	205,896	162,481
Selling, general and administrative	144,931	132,016	107,862
Research and development	6,094	9,316	11,633
Facility and other charges	9,372	—	—
Amortization of acquired intangible assets	4,431	4,851	4,308
Other operating (income)	—	(707)	—
Total operating costs & expenses	401,058	351,372	286,284
Operating income	36,182	47,825	34,823
Interest (income), net	(625)	(64)	(731)
Other expense (income), net	20	277	(560)
Income before income tax expense	36,787	47,612	36,114
Income tax expense	15,340	18,047	15,054
Net income	$21,447	$29,565	$21,060
Net income per share:
Basic	$0.50	$0.71	$0.52
Diluted	$0.48	$0.69	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
					Other
					Comprehensive	Comrehensive		Total
	Common Stock		Retained	Deferred	Income	Income	Treasury	Stockholders'
	Shares	Dollars	Earnings	Compensation	(Loss)	(Loss)	Stock	Equity
BALANCE, JANUARY 1, 2003	39,934	$93,037	$76,876	$(76)	$(2,202)		$(20,876)	$146,759
Issuance of common stock	857	6,235	—	—	—			6,235
Changes in deferred compensation	—	—	—	20	—		—	20
Stock option tax benefits	—	1,176	—	—	—		—	1,176
Comprehensive income:
Net income	—	—	21,060	—	—	$21,060	—	21,060
Currency translation adjustment	—	—	—	—	885	885	—	885
Comprehensive income	—	—	—	—	—	$21,945	—	—
BALANCE, DECEMBER 31, 2003	40,791	100,448	97,936	(56)	(1,317)		(20,876)	176,135
Common stock issued under replacement option program	71	4,696	—	—	—		(5,389)	(693)
Issuance of common stock	1,305	13,363	—	—	—		—	13,363
Changes in deferred compensation	14	335	—	(67)	—		—	268
Stock option tax benefits	—	3,078	—	—	—		—	3,078
Shares issued in connection with acquisition	194	3,317	—	—	—		—	3,317
Comprehensive income:
Net income	—	—	29,565	—	—	$29,565	—	29,565
Currency translation adjustment	—	—	—	—	2,556	2,556	—	2,556
Comprehensive income	—	—	—	—	—	$32,121	—
BALANCE, DECEMBER 31, 2004	42,375	125,237	127,501	(123)	1,239		(26,265)	227,589
Common stock issued under replacement option program	28	4,798	—	—	—		(5,472)	(674)
Issuance of common stock	1,086	12,480	—	—	—		—	12,480
Changes in deferred compensation	3	4,736	—	(4,296)	—		—	440
Stock option tax benefits	—	2,696	—	—	—		—	2,696
Comprehensive income:	—
Net income	—	—	21,447	—	—	$21,447	—	21,447
Currency translation adjustment	—	—	—	—	(2,563)	(2,563)	—	(2,563)
Comprehensive income	—	—	—	—	—	$18,884	—	—
BALANCE, DECEMBER 31, 2005	43,492	$149,947	$148,948	$(4,419)	$(1,324)		$(31,737)	$261,415

The accompanying notes are an integral part of these consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income	$21,447	$29,565	$21,060
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	24,161	21,589	21,717
Write-off of property and equipment	1,030	—	—
Amortization of deferred compensation, net of forfeitures	440	268	(30)
Deferred income taxes	(5,260)	2,699	3,530
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(6,785)	7,472	6,105
(Increase) decrease in prepaid expenses and other current assets	(1,321)	585	(1,090)
(Decrease) increase in other assets	(1,239)	622	32
Increase (decrease) in accounts payable and accrued expenses	3,467	(6,389)	(20,775)
Increase in accrued facility and other charges	5,641	—	—
Decrease in purchase accounting restructuring accrual	(2,523)	(6,612)	(10,883)
Increase in income taxes payable	131	8,518	398
Decrease in accrued restructuring charge	—	—	(260)
Increase (decrease) in deferred revenue	5,272	(4,076)	(2,161)
(Decrease) increase in other non-current liabilities	(335)	1,451	(279)
Net cash provided by operating activities	44,126	55,692	17,364
Investing activities:
Sales of short-term investments	—	—	1,294
Proceeds from sale-leaseback of furniture and equipment	—	2,162	—
Acquisitions, net of cash acquired	(21,813)	(8,375)	(53,458)
Purchases of property and equipment	(24,519)	(19,881)	(6,350)
Additions to capitalized software development costs	(4,864)	(5,886)	(3,182)
Other, net	—	(100)	400
Net cash used in investing activities	(51,196)	(32,080)	(61,296)
Financing activities:
Repayments of long-term debt	—	(3,344)	—
Repayments of acquired loan	—	(624)	—
Payments on capital lease obligations	(1,744)	(1,147)	(999)
Issuance of common stock	11,806	13,363	6,235
Net cash provided by financing activities	10,062	8,248	5,236
Effect of foreign exchange rate changes on cash	(867)	1,755	793
Net increase in cash and cash equivalents	2,125	33,615	(37,903)
Cash and cash equivalents, beginning of year	64,020	30,405	68,308
Cash and cash equivalents, end of period	$66,145	$64,020	$30,405

The accompanying notes are an integral part of these consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, Except Share and Per Share Data)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

Dendrite International, Inc. and its subsidiaries (the “Company”) provide a broad array of solutions worldwide focused primarily on improving the sales and marketing productivity of the pharmaceutical and other life sciences industries. The Company’s solutions span the pharmaceutical commercialization process including clinical development, brand marketing, customer management, sales effectiveness and compliance management.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Dendrite International, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The functional currencies of the Company’s foreign operations have been deemed to be the local country’s currency. As a result, the assets and liabilities of the Company’s wholly-owned international subsidiaries are translated at their respective year-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translation adjustments are included in “Accumulated other comprehensive (loss) income” and are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are immaterial in each year. To date, the Company has not engaged in any foreign currency hedging activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company believes its critical accounting policies to be revenue recognition, acquisitions and related accruals, impairments, income taxes and capitalized software.

Revenue Recognition

The Company provides a comprehensive range of Sales Force Effectiveness (“SFE”) software products, technology support services and various distribution and marketing services to the pharmaceutical industry. New customers that purchase software products from the Company generally enter into a license contract and a services contract with the Company. The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are contracted for within a license agreement that provides for license fees billable upon contract execution. When purchasing new software, customers often also purchase implementation services, which are essential to the functionality of

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

the Company’s software. These services are contracted for in a services contract, which generally provides for payment terms over the course of the implementation project. This contract also covers the specific ongoing support services that may have been purchased by the customer, which typically begin after the completion of the software implementation. Certain customers who have not purchased software from the Company will also enter into services contracts, and the Company will provide services that may include technology solutions services and/or distribution and marketing services.

Many of the Company’s arrangements include multiple deliverables. In the absence of higher-level specific authoritative guidance, the Company determines the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within the Company’s control.

Revenues for the Company’s software licenses and related implementation fees are considered one accounting unit, and are recognized using the percentage-of-completion method as prescribed by AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”) and pursuant to paragraph 7 of AICPA Statement of Position 97-2 (“SOP 97-2”). The Company has not historically deferred performance costs related to its software and implementation arrangements, as revenues are generally recognized as the associated costs are incurred. The Company uses the input measure of labor incurred to monitor progress-to-completion on its software and implementation projects. Under the terms of its contracts with customers, the Company does not have the right to invoice for claims relating to overruns in its fixed fee implementation projects. To the extent that a customer submits a properly authorized change of scope document, the Company will add the budgeted revenues and costs to its existing percentage-of-completion model, as a change in estimate, for that particular project. The expected gross margin for changes of scope generally approximates that for the overall project, and therefore project revenue recognition has not historically been impacted significantly by the addition of change of scope work orders. The Company evaluates its contract accounting projects for expected losses. If it becomes evident that a project will result in a loss, the Company will provide for this loss in the period that such loss becomes evident. Contract profitability is measured at the gross margin level, with no allocation of overhead or other inclusion of indirect costs.

The remaining service elements within the Company’s arrangements, which are not related to software implementation, are evaluated using the separation criteria of EITF 00-21. This typically results in separate accounting units for initial training and hardware services that often occur during the roll out of the configured software to end users. Revenues for these services are recognized as delivered, provided all other criteria for revenue recognition have been met. In addition to the initial training and hardware services, the Company also performs various ongoing services such as integrated support center, data center, asset management, production services and operations management. These ongoing services are selected and negotiated individually by customers based upon their business needs and are generally recognized as delivered over the respective contractual term. Revenues related to the Company’s distribution and marketing services are generally recognized as items are shipped or service obligations have been fulfilled. The Company has offered limited price protection under services agreements. Any

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

right to a future refund from such price protection is entirely within the Company’s control. It is estimated that the likelihood of a future payout due to price protection is remote.

From time-to-time, the Company’s customers will expand their field sales force, and consequently, purchase additional user licenses from the Company. The customer generally has the ability to create its own copies of the software for the new users, and therefore, there is no need for the Company to deliver anything further. Based upon this, the related revenue is recognized at the time of the customer order, in accordance with SOP 97-2. The Company utilizes distributors to resell certain of its software products internationally, on a limited basis. Revenues related to sales to distributors are recognized as the licenses are sold through to end-users.

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

In connection with the acquisition of Synavant Inc. (“Synavant”) (Note 2), the Company assumed an existing agreement between Synavant and IMS Health, Synavant’s former parent company, for subscription access to certain information databases between the two companies. The databases, namely Xponent (owned by IMS Health) and Pharbase (owned by the Company), contain information related to prescription drug trends and physicians, respectively. The companies sell information from these databases to their customers. The fees charged between IMS Health and the Company are fixed and the annual fee amounts, under the current agreement, offset one another. During the year ended December 31, 2003, the Company recorded $750 of revenues and $750 of costs related to this arrangement.

Shipping and Handling Fees

Shipping and handling fees billed to customers are recorded as revenue and shipping and handling costs paid to vendors are recorded as operating costs. Shipping and handling fees recorded as revenues and operating costs for the year ended December 31, 2005, 2004 and 2003 were $18,963, $17,361 and $7,361, respectively.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

Stock Based Compensation

The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) 123, “Accounting for Stock-Based Compensation,”(SFAS 123) as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company applies Accounting Principles Board 25, “Accounting for Stock Issued to Employees”(“APB 25”) and related interpretations in accounting for stock options granted under the Company’s stock option plans (the “Plans”). Accordingly, compensation cost has been computed for the Plans based on the intrinsic value of the stock options at the date of grant, which represents the difference between the exercise price and the fair value of the Company’s stock. The exercise price of all stock options granted equaled the fair value of the Company’s stock at the date of option grant and accordingly, no compensation cost related to stock options has been recorded in the accompanying consolidated statements of operations. Had compensation cost for the Plans and the employee stock purchase plan been determined consistent with SFAS 123, the Company’s net income and net income per share would have been adjusted to the following pro forma amounts:

	For the Year Ended December 31,
	2005	2004	2003
Net income as reported	$21,447	$29,565	$21,060
Add/(Deduct): Deferred compensation amortization, net of forfeitures recognized in accordance with APB 25, net of related tax effects	257	26	(18)
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(21,805)	(21,967)	(10,693)
Pro forma net (loss) income	$(101)	$7,624	$10,349
Basic (loss) income per share:
As reported	$0.50	$0.71	$0.52
Pro forma	$0.00	$0.18	$0.26
Diluted (loss) income per share:
As reported	$0.48	$0.69	$0.51
Pro forma	$0.00	$0.18	$0.25

The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	For the Year Ended December 31,
	2005	2004	2003
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average expected stock price volatility	50.0%	67.4%	70.0%
Weighted-average risk-free interest rate	4.1%	3.2%	3.2%
Expected life of the option (years)	5.25	5.25	5.25

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

The stock-based employee compensation expense determined under the fair value based methods for all awards, net of related tax effects, disclosed above is determined based upon the number and fair value of options granted and an estimate of forfeitures. The expense is recognized over the vesting period of the options on a straight line basis. Under SFAS 123, compensation expense is not recognized for options that are forfeited due to the employee’s failure to fulfill service requirements. Therefore, while the fair value per option is not recalculated, the number of options vesting would change, thus requiring recalculation of the aggregate compensation expense. The Company accounts for forfeitures by estimating the total number of awards that will vest and adjusting that estimate if evidence becomes available that a different number of awards are expected to vest.

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

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

Supplemental Cash Flow Information

For the years ended December 31, 2005, 2004 and 2003, the Company paid interest of approximately $462, $420 and $80, respectively. For the years ended December 31, 2005, 2004 and 2003, the Company paid income taxes of approximately $13,331, $8,864, and $11,811, respectively.

Pursuant to the terms of its replacement option program, the Company accepted 319,848 shares of its common stock from an executive, in lieu of cash for the exercise of approximately 347,957 stock options. The shares delivered were valued at approximately $5,432 on the dates of exercise, which value was equal to the number of options exercised multiplied by the exercise price.

The Company accepted 2,707 shares of its common stock from an executive, in lieu of cash for the exercise of approximately 3,000 stock options. The shares delivered were valued at approximately $40 on the dates of exercise, which value was equal to the exercise price of the options exercised and applicable tax withholdings.

In 2004, the Company also entererd into new capital lease arrangements for computer hardware and other equipment of approximately $4,200 expiring through November 2007.

The following table lists assets (other than cash) that were acquired and liabilities that were assumed in connection with the acquisitions in 2005, 2004 and 2003 as discussed in Note 2:

	2005	2004	2003
Assets Acquired
Accounts receivable	$4,351	$2,867	$30,156
Other current assets	378	1,901	9,156
Property and equipment	451	736	9,158
Other assets	1,287	458	8,797
Intangibles	8,900	5,444	18,900
Goodwill	11,164	10,112	58,273
Total assets acquired	26,531	21,518	134,440
Liabilities Assumed
Restructuring reserve—current	—	(322)	(11,535)
Deferred revenue	(618)	(709)	(10,320)
Other current liabilities	(2,102)	(7,833)	(48,144)
Restructuring reserve—long-term	—	—	(9,709)
Other liabilities	(1,998)	—	(644)
Total liabilities assumed	(4,718)	(8,864)	(80,352)
Net assets acquired, net of cash	21,813	12,654	54,088
Unpaid purchase price and professional fees incurred in connection with the acquisitions	—	(962)	(630)
Value of stock options issued	—	(3,317)	—
Cash paid, net of cash acquired	$21,813	$8,375	$53,458

Receivables and Allowance for Doubtful Accounts

Receivables consist of amounts billed and currently due to the Company from normal business activities and unbilled costs primarily related to revenues on long-term contracts that have been recognized for accounting purposes, but not yet billed to customers. The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

estimates uncollectible amounts based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. As of December 31, 2005 and 2004 there was no evidence of impairment.

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

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

Capitalized Software Development Costs

In accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or a detailed working program design, to the point in time that the product is available for general release to customers. Capitalized software costs are amortized on a product-by-product basis. Capitalized software amortization is the greater of the ratio of current revenues for a product to the total of current and anticipated future gross revenues for that product or on a straight-line basis over the remaining estimated economic life of the product, including the current reporting period (not to exceed four years). Amortization of capitalized software begins with the general release of a product to customers. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of December 31, 2005, management believes that no revisions to the remaining useful lives or write-down of capitalized development costs are required. The amount of capitalized software development related to the development of new software products or the enhancement of existing software products from sale of licenses as of December 31, 2005 and 2004 was as follows:

	December 31,
	2005	2004
Capitalized software development costs	$31,471	$26,607
Less: Accumulated amortization	(21,130)	(17,437)
Capitalized software development costs, net	$10,341	$9,170

Amortization of capitalized software development costs for the years ended December 31, 2005, 2004 and 2003 was $3,693, $2,842 and $2,654, respectively, and is included in operating costs in the accompanying consolidated statements of operations.

In connection with certain business acquisitions, the Company purchased software that was determined to have reached technological feasibility. The amount of purchased capitalized software remaining as of December 31, 2005 and 2004 was as follows:

	December 31,
	2005	2004
Capitalized software development costs	$2,441	$2,441
Less: Accumulated amortization	(1,996)	(1,385)
Capitalized software development costs, net	$445	$1,056

Amortization expense of purchased capitalized software for the years ended December 31, 2005, 2004 and 2003 was $611, $610 and $609, respectively, and is included in amortization of acquired intangible assets in the accompanying consolidated statements of operations.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

Goodwill and Intangible Assets

In July 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”(“SFAS 142”). SFAS 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. On an annual basis, or when management determines that the carrying value of an indefinite-lived intangible asset may not be recoverable based upon the existence of certain indicators of impairment, the Company calculates and compares the fair value of the indefinite-lived intangible asset to its carrying value. If the carrying value exceeds the fair value, an impairment loss will be recognized in an amount equal to the difference. If the Company deems the useful life to be no longer indefinite, after testing for impairment in accordance with the applicable rules stated above, the Company amortizes the intangible asset over its remaining estimated useful life, following the pattern in which the expected benefits will be consumed or otherwise used up and the Company would continue to review for impairment in the future on an annual basis. The Company conducts its annual impairment testing of goodwill as of October 1 each year. Based on the impairment tests performed, there was no impairment of goodwill in 2005, 2004 or 2003; however, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

Asset Retirement Obligations

The Company accrues for asset retirement obligations over the period in which the obligations are incurred. These costs consist primarily of retro-fit costs related to leasehold improvements required at lease termination and are accrued at the estimated fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded. As of December 31, 2005 and 2004, the Company has approximately $514 and $465 accrued for asset retirement obligations, respectively.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” (“SFAS 109”) Under SFAS 109, deferred tax assets and liabilities reflect the differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. In addition, in accordance with SFAS 109, a valuation allowance is required to be recognized if it is not believed to be “more likely than not” that a deferred tax asset will be realized.

At December 31, 2005 and 2004, there were approximately $21,383 and $25,211, respectively, of undistributed earnings of non-U.S. subsidiaries that are considered to be reinvested indefinitely. If such earnings were remitted to the Company, the applicable United States federal income and foreign withholding taxes may be wholly or partially offset by foreign tax credits. As a result, the determination of potential U.S. income taxes on these undistributed earnings is not practicable at December 31, 2005 or 2004.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable. The Company invests its excess cash with large banks which may at times exceed the Federal Deposit Insurance Corporation of $100. The Company has not experienced any losses to date on the invested cash. The Company’s customer base principally comprises companies within the pharmaceutical industry. As a result, the Company derives its revenues from a limited number of large pharmaceutical companies. As of December 31, 2005, approximately 15% and 10% of our receivables balance was due from our two largest customers, respectively. As of December 31, 2004, approximately 19% of our receivables balance was due from our largest customer. The Company monitors its customers’ financial condition and does not require collateral from its customers.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $2,643, $2,547 and $2,137 for the years ended December 31, 2005, 2004 and 2003, respectively.

67

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

Net Income Per Share

The Company calculates net income per share pursuant to SFAS 128, “Earnings Per Share.” The following table presents the computation of basic and diluted net income per share for the years ended:

	December 31,
	2005	2004	2003
Basic net income per share computation:
Net income	$21,447	$29,565	$21,060
Weighted-average common shares outstanding	42,861	41,503	40,340
Basic net income per share	$0.50	$0.71	$0.52
Diluted net income per share computation:
Net income	$21,447	$29,565	$21,060
Diluted common shares outstanding:
Weighted-average common shares outstanding	42,861	41,503	40,340
Impact of dilutive stock options	1,362	1,572	1,075
Diluted common shares outstanding	44,223	43,075	41,415
Diluted net income per share	$0.48	$0.69	$0.51

Reclassifications and Other Adjustments

Certain prior period balances have been reclassified to conform to current year presentation. The Company has made immaterial adjustments to prior year classifications of current and non-current purchase accounting restructuring accruals and from accrued compensation and benefits to other non-current liabilities. In addition, the Company made immaterial adjustments to prior year classifications of income taxes payable to prepaid expenses and other current assets and from non-current deferred income taxes to other non-current liabilities due to the netting of deferred tax assets and liabilities across various tax jurisdictions.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 to have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” an interpretation of SFAS 143 (the “Interpretation”). The Interpretation clarifies the manner in which uncertainties concerning the timing and the method of settlement of an asset retirement obligation should be accounted for. In addition, the Interpretation clarifies the circumstances under which fair value of an asset retirement obligation is considered subject to reasonable estimation. The Company adopted the Interpretation for the fiscal year ended December 31, 2005 and the adoption did not have a material impact on the financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) as a replacement to SFAS 123, “Accounting for Stock-Based Compensation”

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

(“SFAS 123”). This statement supersedes Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees” which allowed companies to use the intrinsic method of valuing share-based payment transactions and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS 123. SFAS 123(R) provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123. In addition, SFAS 123(R) also requires that tax benefits received in excess of compensation cost be reclassified from operating cash flows to financing cash flows in the consolidated statement of cash flows. The Company has adopted SFAS 123(R) under the modified prospective method effective January 1, 2006. The effect of adoption of SFAS 123(R) is currently estimated to be approximately $3.2 million to $4.3 million after tax for 2006. However, the Company’s actual equity-based compensation expense in 2006 will depend on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

2.      ACQUISITIONS

Optas

On September 12, 2005, the Company completed the acquisition of Optas, Inc. (“Optas”). Based in Woburn, Massachusetts, Optas provided privacy-safe relationship marketing solutions for patients and physicians. Optas’ results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Optas was approximately $13,188, including $349 of legal and professional fees. In accordance with the purchase agreement, $1,800 of the purchase price was held in escrow as of December 31, 2005. The $1,800 held in escrow, less amounts claimed against escrow, if any, is payable as follows: approximately $600 within five business days after September 12, 2006; and approximately $1,200 within five business days after March 12, 2007. The Company is in the process of finalizing the valuation of certain intangible assets, including the review of a third-party valuation. Therefore, the allocation of the purchase price is preliminary and subject to adjustment. The assets acquired and liabilities assumed in connection with the Optas acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

The preliminary allocation of purchase price, including the net assets acquired of approximately $422, to intangible assets and goodwill acquired in connection with the Optas acquisition is as follows:

	Weighted-Average
	Estimated Useful	Acquired Intangible
	Life (Years)	Asset Value
Intangible Assets Subject to Amortization:
Customer relationship asset	10	$2,590
Acquired technology	5	1,390
Backlog	0.33	100
Trademarks	2	70
Total Intangible Assets Subject to Amortization		4,150
Intangible Asset Not Subject to Amortization:
Goodwill	N/A	8,616
Total Intangible Assets		$12,766

The goodwill and intangible assets recorded for financial statement purposes are not deductible for tax purposes.

Buzzeo

On January 4, 2005, the Company completed the strategic acquisition of BuzzeoPDMA, Inc. (“Buzzeo”). Based in Richmond, Virginia, Buzzeo provided compliance, auditing, consulting and reconciliation outsourcing services to the pharmaceutical and life sciences industry. This acquisition further expands the Company’s sample and compliance management solution offerings. In connection with the acquisition, the Company restructured the combined operations by eliminating certain former Buzzeo positions. Buzzeo’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

The aggregate purchase price for Buzzeo was approximately $10,759, including $33 of legal and professional fees. Approximately $590 of the purchase price was included in other accrued expenses in the consolidated balance sheet as of December 31, 2005 and $1,025 of the purchase price was held in escrow as of December 31, 2005. In accordance with the purchase agreement, the $1,025 was released from escrow in the first quarter of 2006. The valuation of certain intangibles assets was finalized in the fourth quarter of 2005. The assets acquired and liabilities assumed in connection with the Buzzeo acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

The allocation of purchase price, including the net assets acquired of approximately $3,461, to intangible assets and goodwill acquired in connection with the Buzzeo acquisition is as follows:

	Weighted-Average
	Estimated Useful	Acquired Intangible
	Life (Years)	Asset Value
Intangible Assets Subject to Amortization:
Customer relationship asset	10	$4,390
Trademark	7	290
Other	0.25	70
Total Intangible Assets Subject to Amortization		4,750
Intangible Asset Not Subject to Amortization:
Goodwill	N/A	2,548
Total Intangible Assets		$7,298

The goodwill and intangible assets recorded for financial statement purposes are deductible for tax purposes.

Schwarzeck

On July 20, 2004, the Company completed the strategic acquisition of Schwarzeck-Verlag GmbH (“Schwarzeck”). Schwarzeck was a provider of physician databases, direct marketing services and sample fulfillment services to pharmaceutical companies in Germany. This acquisition accelerated the Company’s expansion in Europe and increases its integrated marketing solutions and services to the German pharmaceutical industry. In connection with the acquisition, the Company restructured the combined operations by eliminating certain former Schwarzeck positions. Schwarzeck’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. The Company has allocated the entire purchase price of approximately $800 to purchased database. The purchased database asset recorded for financial statement purposes is not deductible for tax purposes. The valuation of certain intangibles assets was finalized in the second quarter of 2005. The assets acquired and liabilities assumed in connection with the Schwarzeck acquisition, the aggregate purchase price and pro forma results of operations are not deemed material to the consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

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
Intangible Asset Not Subject to Amortization:
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

The aggregate purchase price for Uto Brain was approximately $4,900 (498,270 Yen), including approximately $100 of legal and professional fees. The Company paid approximately $1,400 and $3,400 of the purchase price during the years ended December 31, 2005 and 2004, respectively. In addition, the Company assumed approximately $3,800 in bank debt and an acquired loan, all of which were repaid

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

during the year ended December 31, 2004. The valuation of certain intangible assets was finalized in the fourth quarter of 2004. The assets acquired and liabilities assumed in connection with the Uto Brain acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

The allocation of purchase price, including net liabilities acquired of approximately $1,100, to intangible assets acquired in connection with the Uto Brain acquisition is as follows:

	Weighted Average
	Estimated Useful	Acquired Intangible
	Life (Years)	Asset Value
Intangible Assets Subject to Amortization:
Customer relationship assets	10	$1,870
Trademarks	10	150
Total Intangible Assets Subject to Amortization		2,020
Intangible Asset Not Subject to Amortization:
Goodwill	N/A	3,912
Total Intangible Assets		$5,932

The goodwill and intangible assets recorded for financial statement purposes are not deductible for tax purposes.

Synavant

On June 16, 2003, the Company completed its acquisition of Synavant Inc. (“Synavant”). Synavant provided a broad range of knowledge-based services to pharmaceutical and other life sciences companies around the world. Its comprehensive global solutions included pharmaceutical SFE applications, integrated marketing, server and database management, dedicated local help-line support, training, telemarketing, sample management and product recall services. Synavant was headquartered in Atlanta, Georgia, and had offices in 21 countries. The combining of resources of Synavant with the existing resources of Dendrite created comprehensive information, software and services company dedicated to the global life sciences industry, and further enhanced Dendrite’s ability to provide market leading solutions to the sales, marketing and clinical functions of pharmaceutical and other life science companies. Synavant’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

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

The aggregate purchase price was approximately $55,130, including consideration paid for the common stock, and approximately $3,445 of legal and professional fees incurred in connection with the transaction. The valuation of certain intangible assets was finalized in the fourth quarter of 2003.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

In connection with the Synavant acquisition, the Company recorded the allocation of purchase price to intangible assets as follows:

	Estimated Useful	Acquired Intangible
	Life (Years)	Asset Value
Intangible Assets Subject to Amortization:
Backlog(1)	3	$2,400
Customer relationship assets	13	5,800
Non-compete covenants	2	2,100
Purchased database	10	2,600
Total Intangible Assets Subject to Amortization		12,900
Intangible Assets Not Subject to Amortization:
Goodwill	N/A	58,273
Trademarks	N/A	6,000
Total Intangible Assets		$77,173

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

In connection with the September 2002 acquisition of Software Associates International (“SAI”), the Company developed an exit plan to close the facility in Mt. Arlington, New Jersey, and relocated the operations to the Company’s other facilities in New Jersey. The Company accrued, as part of the acquisition costs, the costs to terminate certain leases amounting to $3,252. The Company closed the facility during the first quarter of 2003.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, Except Share and Per Share Data)

The activity related to purchase accounting restructuring accruals for the years ended December 31, 2005 and 2004 is summarized in the tables below:

	Purchase Accounting Restructuring Accrual as of December 31, 2004	2005 Adjustments to Goodwill	2005 Payments	Currency Translation Adjustments	Purchase Accounting Restructuring Accrual as of December 31, 2005
Synavant
Termination payments to employees	$23	$—	$(23)	$—	$—
Facility exit costs	5,926	—	(1,637)	—	4,289
Total Synavant	5,949	—	(1,660)	—	4,289
SAI
Lease termination costs	947	—	(626)	—	321
Schwarzeck
Termination payments to employees	247	—	(233)	(14)	—
Buzzeo
Termination payments to employees	—	4	(4)	—	—
Total	$7,143	$4	$(2,523)	$(14)	$4,610

	Purchase Accounting Restructuring Accrual as of December 31, 2003	2004 Adjustments to Goodwill	2004 Payments	Currency Translation Adjustments	Purchase Accounting Restructuring Accrual as of December 31, 2004
Synavant
Termination payments to employees	$2,378	$(207)	$(2,148)	$—	$23
Facility exit costs	7,187	1,791	(3,052)	—	5,926
Total Synavant	9,565	1,584	(5,200)	—	5,949
SAI
Lease termination costs	2,265	—	(1,318)	—	947
Schwarzeck
Termination payments to employees	—	322	(95)	20	247
Total	$11,830	$1,906	$(6,613)	$20	$7,143

4. PROPERTY AND EQUIPMENT

Property and equipment is as follows:

	Estimated Useful Life	December 31,
	(Years)	2005	2004
Land	n/a	$2,338	$2,352
Building and building improvements	40	11,813	5,525
Computer hardware, software and other equipment	2 - 10	59,589	57,116
Furniture and fixtures	3 - 5	8,584	7,815
Leasehold improvements	Shorter of estimated
	useful life or lease term	26,111	23,549
Capital lease furniture and equipment	2 - 10	5,176	5,425
		113,611	101,782
Less: Accumulated depreciation and amortization		(61,019)	(56,499)
		$52,592	$45,283

Depreciation expense, including amortization expense of capital leases, for the years ended December 31, 2005, 2004 and 2003 was $16,037, $13,791 and $14,719, respectively

5.                 GOODWILL AND INTANGIBLE ASSETS

The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

	As of December 31, 2005			As of December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets Subject To Amortization:
Purchased capitalized software	$2,441	$(1,996)	$445	$2,441	$(1,385)	$1,056
Capitalized software development costs	31,471	(21,130)	10,341	26,607	(17,437)	9,170
Customer relationship assets	16,397	(3,696)	12,701	9,595	(2,222)	7,373
Backlog	2,500	(2,491)	9	2,400	(2,313)	87
Non-compete covenants	3,718	(3,464)	254	3,768	(2,678)	1,090
Purchased database	5,151	(2,082)	3,069	5,221	(979)	4,242
Acquired technology	1,390	(84)	1,306	—	—	—
Trademarks	500	(82)	418	151	(15)	136
Other intangibles	474	(325)	149	413	(197)	216
Total	64,042	(35,350)	28,692	50,596	(27,226)	23,370
Intangible Assets Not Subject to Amortization:
Goodwill	90,440	—	90,440	80,963	—	80,963
Trademarks	6,732	—	6,732	6,732	—	6,732
Total	97,172	—	97,172	87,695	—	87,695
Total Goodwill and Intangible Assets	$161,214	$(35,350)	$125,864	$138,291	$(27,226)	$111,065

The changes in the carrying amount of intangible assets not subject to amortization for the years ended December 31, 2005 and 2004 are as follows:

	Balance as of December 31, 2004	Acquisitions / Purchase Accounting Adjustments	Currency Translation Adjustments	Balance as of December 31, 2005
Goodwill	$80,963	$9,919	$(442)	$90,440
Trademarks	6,732	—	—	6,732
Total	$87,695	$9,919	$(442)	$97,172

	Balance as of December 31, 2003	Acquisitions / Purchase Accounting Adjustments	Currency Translation Adjustments	Balance as of December 31, 2004
Goodwill	$70,403	$10,468	$92	$80,963
Trademarks	6,732	—	—	6,732
Total	$77,135	$10,468	$92	$87,695

Included in the “Acquisitions/Purchase Accounting Adjustments” of $10,468 disclosed above is approximately $300 of net adjustments related to the Synavant acquisition arising from the finalization of the purchase price allocation during 2004. These adjustments primarily include an increase to the purchase accounting restructuring accrual of approximately $1,800 related facility exit costs disclosed in Note 3, an increase to other current liabilities of approximately $1,000 related to a pre-acquisition contingency and increases to current deferred tax assets and current deferred tax liabilities of approximately $6,200 and $3,900, respectively, related to the revision of prior year estimates made to related accruals, reserves and net operating losses.

The following table reconciles net intangible assets subject to amortization for the period from December 31, 2004 to December 31, 2005:

	Net Intangibles	2005 Year-to-Date Activity			Net Intangibles
	as of			Translation	as of
	December 31, 2004	Additions	Amortization	and Other	December 31, 2005
Purchased capitalized software	$1,056	$—	$(611)	$—	$445
Capitalized software development costs	9,170	4,864	(3,693)	—	10,341
Customer relationship assets	7,373	6,980	(1,474)	(178)	12,701
Backlog	87	100	(178)	—	9
Non-compete covenants	1,090	—	(786)	(50)	254
Purchased database	4,242	—	(1,103)	(70)	3,069
Acquired technology	—	1,390	(84)	—	1,306
Trademarks	136	360	(67)	(11)	418
Other intangibles	216	70	(128)	(9)	149
Total	$23,370	$13,764	$(8,124)	$(318)	$28,692

Amortization expense related to intangible assets, including internally developed capitalized software costs, for the years ended December 31, 2005, 2004 and 2003 was $8,124, $7,798 and $6,998, respectively. Aggregate future annual amortization expense of intangible assets is estimated to be:

Year Ending December 31,
2006	$8,559
2007	6,429
2008	3,788
2009	2,197
2010	1,810
Thereafter	5,909
$28,692

6.      ACCRUED FACILITY AND OTHER CHARGES

During the period ended March 31, 2005, the Company initiated and completed a plan to exit a facility in New Jersey for which it has an operating lease expiring in September 2011. The accrued facility charge relates to vacating this New Jersey facility and for additional facilities vacated and accrued for in previous periods, for which the Company has operating leases expiring through February 2012, due to changes in current market conditions. The Company accrued for the present value of these costs, net of estimated future sublease income. The Company also accrued for severance charges related to the elimination of certain senior and mid-level management positions. These charges are included within accrued facility and other charges on the consolidated balance sheet as of December 31, 2005, and within facility and other charges on the consolidated statement of operations for the year ended December 31, 2005.

The activity related to Accrued facility and other charges for the year ended December 31, 2005 is summarized in the table below:

	Accrued Facility and Other Charges as of December 31, 2004	2005 Facility and Other Charges	2005 Payments	Currency Translation Adjustments	Accrued Facility and Other Charges as of December 31, 2005
Facility exit costs	$—	$6,619	$(1,287)	$—	$5,332
Severance	—	1,723	(1,363)	(59)	301
	$—	$8,342	$(2,650)	$(59)	$5,633

In connection with the plan initiated and completed during the three months ended March 31, 2005, the Company also wrote-off $1,030 of leasehold improvements included within facility and other charges in the consolidated statement of operations for the year ended December 31, 2005.

7.      REVOLVING CREDIT

The June 16, 2003 line-of-credit agreement with JPMorgan Chase, amended September 24, 2004, expired on July 1, 2005. On July 25, 2005, the Company entered into a replacement line-of-credit agreement (the “Agreement”), in the amount of $30,000 with JPMorgan Chase Bank that expires on June 30, 2008. The Agreement is available to finance working capital needs and possible future acquisitions. The Agreement contains customary affirmative and negative covenants and also contains certain financial covenants, including those related to (a) a maximum leverage ratio at the end of any fiscal quarter, (b) a minimum interest coverage ratio at the end of any fiscal quarter and (c) a minimum fixed charge coverage ratio at the end of any fiscal quarter. The Agreement also restricts the Company’s ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of December 31, 2005, the Company was in compliance with all covenants and did not have any amounts outstanding under the Agreement.

As of December 31, 2005 and 2004, the Company had outstanding letters-of-credit of approximately $5,337 and $5,721, respectively.

8.      INCOME TAXES

The components of income before income tax expense were as follows:

	December 31 ,
	2005	2004	2003
Domestic	$32,336	$29,982	$29,306
Foreign	4,451	17,630	6,808
Income before income tax expense	$36,787	$47,612	$36,114

The components of income tax expense were as follows:

	December 31 ,
	2005	2004	2003
Current Provision:
Federal	$14,032	$8,035	$8,049
State	1,576	1,071	876
Foreign	4,578	6,242	2,599
	20,186	15,348	11,524
Deferred Provision (Benefit):
Federal	(811)	1,861	1,123
State	(1,239)	(2,194)	15
Foreign	(2,796)	3,032	2,392
	(4,846)	2,699	3,530
Total income tax expense	$15,340	$18,047	$15,054

The reconciliation of the Federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31 ,
	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
Difference between U.S. and non-U.S. rates	2.5	2.6	4.5
State income taxes, net of federal tax benefit	2.8	1.7	1.4
Nondeductible expenses	0.4	0.4	0.4
Tax credits utilized	0.0	(0.6)	(1.9)
Other	1.0	(1.2)	2.3
	41.7%	37.9%	41.7%

The tax effect of temporary differences that give rise to deferred income tax assets and liabilities is as follows:

	December 31,
	2005	2004
Gross Deferred Tax Asset:
Federal net operating losses	$5,418	$6,223
Foreign net operating losses	9,822	12,438
State credits and net operating losses	3,919	4,218
Federal captial loss carryover	1,994	1,527
Accruals and reserves not currently deductible	11,681	9,487
Depreciation and amortization	1,376	—
Other	2,832	1,599
	37,042	35,492
Less valuation allowance:	(10,827)	(15,987)
	$26,215	$19,505
Gross Deferred Tax Liability:
Depreciation and amortization	$—	$(3,304)
Capitalized software development costs	(5,649)	(1,299)
	$(5,649)	$(4,603)

As of December 31, 2005 and 2004, the Company has recorded a valuation allowance against its net deferred tax assets of approximately $10,827 and $15,987, respectively. The change in the valuation allowance relates primarily to the realizability of state and foreign net operating losses.

If the Company is able to recognize tax benefits related to deferred tax assets, for which valuation allowances have been provided as of December 31, 2005, the benefit would be allocated as follows:

Income tax benefit	$4,285
Goodwill	6,542
$10,827

As of December 31, 2005, the Company has available federal net operating loss carryforwards of approximately $15,481 resulting from its acquisition of Synavant. These losses begin to expire in varying amounts from 2019 through 2023. Utilization of these losses are subject to annual limitations under section 382 of the Internal Revenue Code. Realization of these loss carryforwards, either through the reduction of valuation allowance or deferred tax assets, will not affect the Company’s future provision for income taxes due to the effects of purchase accounting. Additionally, the Company has state net operating loss carryforwards of approximately $47,160 and foreign net operating loss carryforwards of approximately $28,923 that expire in varying amounts from 2006 through 2024.

9.      STOCKHOLDERS’ EQUITY

EQUITY COMPENSATION PLANS

The Company has various equity compensation plans (the “Plans”) that provide for the granting of options to purchase the Company’s common stock and other equity-based awards. Under the Plans, the total number of shares of common stock that may be granted is 15,750,000.

Options

Options granted under the Plans generally vest over a four-year period and are exercisable over a period not to exceed ten years as determined by the Compensation Committee of the Board of Directors. During the years ended December 31, 2005 and 2004, certain options were granted that vested during the year of grant but were subject to a three or four year sales restrictions. Incentive stock options are granted with exercise prices at fair value of the Company’s common stock. Nonqualified options are granted at exercise prices determined by the Compensation Committee of the Board of Directors, but not below fair market value at the date of grant.

Information with respect to the options under the Plans is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding December 31, 2002	7,848,895	$14.68
Granted	2,479,250	8.50
Exercised	(716,084)	7.33
Canceled	(979,673)	16.19
Outstanding December 31, 2003	8,632,388	13.35
Granted	2,661,925	15.84
Exercised	(1,615,713)	10.53
Canceled	(711,726)	16.30
Outstanding December 31, 2004	8,966,874	14.38
Granted	3,374,252	15.93
Exercised	(1,344,421)	12.05
Canceled	(928,727)	16.17
Outstanding December 31, 2005	10,067,978	15.04

At December 31, 2005, 2004 and 2003 there were 8,818,196, 6,347,979 and 4,907,857 options exercisable with a weighted average exercise price of $15.63, $15.98 and $15.79, respectively. As of December 31, 2005 there were 1,072,265 shares available for future grants under the Plans.

The weighted average fair value of options granted, determined using the Black-Scholes option valuation method, was $7.87, $9.32 and $5.25 for the years ended December 31, 2005, 2004 and 2003, respectively.

Information with respect to the options outstanding under the Plans at December 31, 2005 is as follows:

Exercise Price Per		Weighted-Average	Weighted-Average Remaining Contractual Life	Number of
Share	Shares	Exercise Price	(Years)	Vested Shares
$0.00 - $3.32	8,201	$2.65	1.0	8,201
$3.33 - $6.64	235,768	6.28	1.8	230,976
$6.65 - $9.95	1,903,689	8.12	5.0	1,116,796
$9.96 - $13.27	706,034	12.24	5.5	637,079
$13.28 - $16.59	3,467,546	14.64	7.7	3,311,873
$16.60 - $19.91	2,867,470	17.88	6.9	2,634,001
$19.92 - $23.23	295,000	22.56	3.2	295,000
$23.24 - $26.55	176,570	23.59	4.1	176,570
$26.56 - $29.87	100,200	27.42	4.1	100,200
$29.88 - $33.19	307,500	33.14	4.1	307,500
	10,067,978	15.04	6.3	8,818,196

Restricted Stock Units

The Plans also allow for the granting of restricted stock units.  In 2005, 2004 and 2003, the Company granted 269,000, 7,619 and 3,810 units representing shares of the Company’s common stock, respectively, under the Plans.  For 2005, 2004 and 2003, the total value at the date of grant of such units was $4,736, $115 and $50, respectively.  On the date of grant, this value is recorded to Common Stock and Deferred Compensation within Stockholders’ Equity on the Consolidated Balance Sheet.

The units granted generally vest in three equal increments on each of the first three anniversaries of the date of grant.  Certain units granted in July 2005 vest on June 30, 2006.  The Company amortizes deferred compensation to expense for these grants over the respective vesting periods.  For 2005, 2004 and 2003, the Company recorded total expenses of $440, $46 and $0, respectively.

EMPLOYEE STOCK PURCHASE PLAN

In 1997, the Company established an employee stock purchase plan that provides full-time employees the opportunity to purchase shares, at 85% of the fair value on dates determined by the Board of Directors, up to a maximum of 10% of their eligible compensation or $21,250, whichever is less. During 2002, the Company obtained shareholder approval to increase the number of authorized shares available for purchase under this plan from 450,000 to 900,000, of which 86,960, 79,367 and 112,575 were purchased in 2005, 2004 and 2003, respectively. There were 140,609 and 227,569 available for future issuance under the plan as of December 31, 2005 and 2004, respectively.

REPLACEMENT OPTION PROGRAM

In December 1999, the Company’s Board of Directors approved a replacement option program under which a designated executive may tender shares of the Company’s common stock owned by the executive in order to pay the exercise price of vested options and applicable withholdings. The designated executive receives replacement options in an amount equal to the number of shares tendered. Each replacement option expires on the expiration date of the original exercised option to which it relates and the exercised options must be held for a period of a least one year or the replacement options will be forfeited.

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

The Company may redeem the Rights for $0.01 each, subject to adjustment, at any time before the acquisition by a person or group of 15% or more of the Company’s common shares. The Rights will expire on February 20, 2011.

10.          SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains Employee Savings Plans (the “Savings Plans”) that cover substantially all of its full-time U.S., U.K., Italy, Japan, Korea and Netherlands employees. All eligible employees may elect to contribute a portion of their wages to the Savings Plans, subject to certain limitations. The Company contributes to the Savings Plans at a certain rate of the participant’s contribution based on their location. The Company’s contribution to the Savings Plans ranges from approximately 1% of a participant’s annual salary to 10% of the participant’s annual salary. The Company’s contributions to the Plans were $3,042, $3,049 and $2,341 in the years ended December 31, 2005, 2004 and 2003, respectively.

The Company also maintains a noncontributory defined contribution retirement plan that covers substantially all of its full-time employees in Japan and Australia. All contributions to these pension plans are made by the Company in accordance with prescribed statutory requirements. The Company’s contributions to the plan were $757, $657 and $301 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has supplemental deferred compensation arrangements for the benefit of certain officers, directors and certain key executives. In connection with these plans the Company maintains life insurance contracts, which have been purchased by the Company. The arrangements permit the participants to diversify their investments, which are funded, unsecured general obligations of the Company. The value of the assets held, managed and invested, pursuant to the agreements was approximately $4,000 and $3,400 as of December 31, 2005 and 2004, respectively, and is included in Other assets in the accompanying consolidated balance sheets. The corresponding deferred compensation liability of approximately $3,900 and $3,800 as of December 31, 2005 and 2004, respectively, is recorded at the fair market value of the assets held in a rabbi trust and adjusted to reflect the fair value of the amount owed to certain officers, directors and certain key executives and is included in other non-current liabilities in the accompanying consolidated balance sheets.

11.          COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and equipment under various capital and operating leases with remaining lease terms generally in excess of one year. Rent expense was $23,767, $16,035 and $13,528 for the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum rental payments on these leases, including leases accrued for in purchase accounting restructuring accruals and excluding estimated future sublease income, are as follows:

	Capital Lease	Operating Lease
2006	$1,548	$18,121
2007	1,571	15,665
2008	68	12,544
2009	—	11,616
2010	—	10,731
Thereafter	—	27,354
Total	3,187	$96,031
Less: Amount representing interest	156
Present value of net minimum lease payments	3,031
Less: Current portion of capital lease obligations	1,383
Capital lease obligations, excluding current portion	$1,648

In connection with certain leasing arrangements, the Company entered into a sale-leaseback of furniture and equipment of approximately $2,200 expiring in November 2007. In addition, the Company also entered into new capital lease arrangements for computer hardware and other equipment of approximately $2,400 expiring through January 2008.

In addition to the capital and operating leases disclosed above, the Company also has certain purchase commitments of approximately $2,271 for 2006, $2,000 for 2007 and $2,000 for 2008.

From time-to-time, the Company is involved in certain legal actions arising in the ordinary course of business. In the Company’s opinion, the outcome of such actions will not have a material adverse effect on the Company’s consolidated financial position, results of operations, liquidity or cash flows.

The Company has employment agreements with certain officers that provide for, among other things, salary, bonus, severance and change in control provisions.

The Company has an agreement with a venture capital fund with a commitment to contribute $1,000 to the fund, callable in $100 increments. As of December 31, 2005, $600 has been paid with $400 of commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension by the limited partners.

12.          RELATED-PARTY TRANSACTIONS

For the years ended December 31, 2005, 2004 and 2003, the Company incurred approximately $158, $289 and $524, respectively, of costs for rental and use of aircraft for Company business payable to certain third-party charter companies. While none of these third-party charter companies are affiliated with the Company or any of its officers or directors, in some instances, the aircraft provided by these third-party companies was leased from an entity whose owners are the Company’s Chairman and Chief Executive Officer and his spouse. As of December 31, 2005 and 2004, there were no rental charges included in other accrued expenses.

For the years ended December 31, 2005, 2004 and 2003, the Company also incurred approximately $0, $1 and $0, respectively, of costs for air travel for Company business payable to the entity owned by the

Chairman and Chief Executive Officer and his spouse. As of December 31, 2005 and 2004, there was no air travel costs included in other accrued expenses.

13.          ENTERPRISE-WIDE DATA

Information about Major Customers:

For the year ended December 31, 2005, the Company derived approximately 24% and 10% of its total revenues from its two largest customers. For the years ended December 31, 2004, and 2003 the Company derived approximately 28% and 36% of total revenues from its largest client, respectively.

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

Marketing solutions revenue includes our product and service offerings that are not geared toward the client sales force and primarily consists of offerings acquired in our business combinations over the past few years. The primary components of marketing solutions revenue include integrated marketing, data, consulting and clinical.

Shipping revenues are disclosed separately as they are pass-through costs that bear little to no margin, and are required to be included in revenues and costs based upon Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” These billable shipping transactions are primarily related to our integrated marketing activities.

The following table presents revenues by category for the years ended:

	December 31,
	2005	2004	2003
Services & Technology:
Sales solutions	$311,157	$286,544	$262,737
Marketing solutions	107,120	95,292	51,009
Shipping	18,963	17,361	7,361
	$437,240	$399,197	$321,107

Information about Geographic Areas:

The Company is organized by geographic location and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. The following table presents revenues by geographic area for the years ended:

	December 31,
	2005	2004	2003
United States	$276,282	$247,437	$237,654
Europe	107,307	98,368	52,494
All other	53,651	53,392	30,959
	$437,240	$399,197	$321,107

The table above allocates license revenues on a legal basis. On a legal basis, license revenues have been allocated using the geographic location where the intellectual property is owned.

The following table presents long-lived assets by geographic area:

	December 31,
	2005	2004
United States	$167,459	$144,233
Europe	9,267	9,614
All other	10,586	10,423
	$187,312	$164,270

DENDRITE INTERNATIONAL, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Balance at the Beginning of the Year	Additions charged to expense or other accounts	Acquisition related additions	Deductions from reserves	Acquisition related deductions from reserves	Balance at the End of year
Year Ended December 31, 2005
Allowance for doubtful accounts	$2,034	$76	$50	$(1,127)	$(33)	$1,000
Deferred tax valuation allowance	$15,987	$520	$903	$(2,553)	$(4,030)	$10,827
Year Ended December 31, 2004
Allowance for doubtful accounts	$1,595	$1,088	$13	$(662)	$—	$2,034
Deferred tax valuation allowance	$15,215	$2,200	$1,355	$(2,162)	$(621)	$15,987
Year Ended December 31, 2003
Allowance for doubtful accounts	$926	$890	$966	$(791)	$(396)	$1,595
Deferred tax valuation allowance	$4,482	$1,842	$8,891	$—	$—	$15,215

EXHIBIT INDEX

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1

Agreement and Plan of Merger, dated as of May 9, 2003, among the Company, Amgis Acquisition Co., and Synavant Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on May 12, 2003)

2.2

Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 16, 2003, by and among the Company, Amgis Acquisition Co., and Synavant Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 20, 2003)

Articles of Incorporation and By-Laws:
3.1

Restated Certificate of Incorporation of Dendrite International, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1996)

3.1(a)

Certificate of Amendment to the Restated Certificate of Incorporation of Dendrite International, Inc. (incorporated by reference to Exhibit 3.1(a) to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

3.1(b)

Certificate of Amendment to the Restated Certificate of Incorporation of Dendrite International, Inc. (incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

3.1(c)

Certificate of Amendment of the Restated Certificate of Incorporation of Dendrite International, Inc. Setting Forth the Terms of Series A Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1(c) to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2005)
Instruments Defining Rights of Security Holders, including Indentures:
4.1	Specimen of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)
4.2

Registration Rights Agreement dated October 2, 1991 between the several purchasers named therein and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

4.3

Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated by reference to Exhibit 4.3 of Amendment 1 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

4.4

Rights Agreement dated as of February 20, 2001 between the Company and Registrar and Transfer Company, as Rights Agent, which includes, as Exhibit A the Form of Certificate of Amendment of the Restated Certificate of Incorporation of the Company Setting Forth the Terms of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed with the Commission on February 21, 2001)

Material Contracts and Compensatory Plans and Arrangements:
10.1	1992 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 30, 2000)*
10.2

1997 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, filed with the Commission on April 26, 2005)*

10.3

1997 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, filed with the Commission on April 19, 2002)*

10.4

Employment Agreement dated as of March 25, 1997, between the Company and John E. Bailye (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q/A, filed with the Commission on May 16, 1997)*

10.5

Dendrite International, Inc. Deferred Compensation Plan effective as of September 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)*

10.6

Deferred Compensation Plan Trust Agreement effective as of September 1, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998)*

10.7

Employment Agreement dated September 8, 1998, between the Company and Christine Pellizzari (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001) *

10.8

Amendment to Employment Agreement dated August 1, 2000, between the Company and Christine Pellizzari (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)*

10.9	Separation Agreement of Marc Kustoff dated February 16, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 23, 2005)*(2)
10.10

Agreement of Purchase and Sale between the Company and Townsend Property Trust Limited Partnership dated January 5, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001)

10.11

Employment Agreement (including Amendment), dated May 16, 2001, between the Company and Paul Zaffaroni (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002)*(3)

10.12

Retirement Agreement and General Release of Paul L. Zaffaroni dated November 4, 2005 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 7, 2005)*(3)

10.13

Dendrite International, Inc. New Hire Authorization, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2005)*

10.14	New Hire Authorization-Updated Appendix*
10.15

Credit Agreement, dated as of July 25, 2005, among the Company, the Lenders party thereto, and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 29, 2005)

10.16

Sublease dated as of September 17, 2003 between Pharmacia & Upjohn Company and the Company (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2003)

10.17

New Hire Authorization—Form of Notice of Stock Option Award and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2005)*

10.18

New Hire Authorization—Form of Notice of Restricted Stock [Units] Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2005)*

10.19

Employment Agreement as amended on May 26, 1999, between the Company and Mark H. Cieplik (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 15, 2004)*

10.20

Employment Agreement dated as of June 9, 1988, between the Company and Jean-Paul Modde (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 15, 2004) *

10.21

Employment Agreement dated as of November 10, 2000, between the Company and Garry D. Johnson (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 15, 2004)*

10.22

Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2004)*

10.23

Master Lease Agreement and Master Lease Agreement Addendum each dated as of September 20, 2004, as executed on September 29, 2004, between the Company and BNY Leasing Edge Corporation (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K, filed with the Commission on October 5, 2004)

10.24

Form of Dendrite International, Inc. 1997 Stock Incentive Plan Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K, filed with the Commission on October 7, 2004)*

10.25

Dendrite International, Inc. 1997 Stock Incentive Plan—Form of Notice of Stock Option Award and Stock Option Agreement (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, filed with the Commission on November 29, 2004)*

10.26	Performance criteria for the Company’s executive bonus plan for 2005 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 2, 2005)*
10.27	Performance criteria for the Company’s executive bonus plan for 2006 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 9, 2006)*
10.28

Employment Agreement dated September 26, 2000, between the Company and Natasha Giordano (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2005)*

10.29

Change in Control agreement dated February 25, 2005, between the Company and Natasha Giordano (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 3, 2005)*

10.30	Employment Agreement of George T. Robson dated June 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 10, 2005)*(4)

10.31

Letter Amendment to Employment Agreement of George T. Robson dated September 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2005)*(4)

10.32	Employment Agreement of Joseph A. Ripp dated October 5, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 7, 2005)*
10.33

Employment Agreement of Jeffrey J. Bairstow dated November 28, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 8, 2005)*

10.34	Dendrite International Director Compensation Program (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2005)*
10.35	Employment Agreement of Mark Theilken dated April 2, 2004*
10.36	Cash Bonus for Mark Theilken (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2006)*
10.37

Cash Incentive Bonus Arrangement between the Company and Joseph Ripp, President and Chief Operating Officer and Jeffrey Bairstow, Executive Vice President and Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 2, 2006)*

Subsidiaries:
21.	Subsidiaries of the Company
Consents of Independent Registered Public Accounting Firms:
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Ernst & Young LLP
Certifications:
31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Jeffrey J. Bairstow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32

Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company and Jeffrey J. Bairstow, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Management contract or compensatory plan.

(1)          Ceased as executive officer effective June 7, 2005

(2)          Ceased employment with the Company effective February 25, 2005

(3)          Ceased employment with the Company effective November 1, 2005

(4)          Ceased employment with the Company effective November 11, 2005