Form 10-Q
period 2006-03-31
DENDRITE INTERNATIONAL INC
filed 2006-05-10
CIK 880321

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

As of May 5, 2006, 43,660,285 shares of Dendrite International, Inc. no par value common stock were outstanding.

DENDRITE INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Consolidated Statements of Operations (unaudited) Three months ended March 31, 2006 and 2005

Consolidated Balance Sheets (unaudited) March 31, 2006 and December 31, 2005

Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2006 and 2005

Notes to Unaudited Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 4.	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 1A	Risk Factors

ITEM 6.	Exhibits

Signatures

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREEMONTHS ENDED
	MARCH 31,
	2006	2005
Revenues	$103,129	$99,447

Operating Costs & Expenses:
Operating costs	59,751	53,651
Selling, general and administrative	39,796	35,788
Research and development	1,734	1,818
Facility and other charges	—	9,372
Amortization of acquired intangible assets	1,022	1,250
Total operating costs & expenses	102,303	101,879

Operating income (loss)	826	(2,432)

Interest income, net	(454)	(141)
Other income, net	(25)	(23)

Income (loss) before income tax expense (benefit)	1,305	(2,268)
Income tax expense (benefit)	596	(873)

Net income (loss)	$709	$(1,395)

Net income (loss) per share:
Basic	$0.02	$(0.03)
Diluted	$0.02	$(0.03)

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	March 31,	December 31,
	2006	2005
Assets

Current Assets:
Cash and cash equivalents	$77,374	$66,145
Accounts receivable, net of allowance for doubtful accounts of $1,000	71,089	80,167
Prepaid expenses and other current assets	8,852	8,544
Deferred income taxes	8,848	8,848
Total current assets	166,163	163,704

Property and equipment, net of accumulated depreciation of $64,736 and $61,019, respectively	51,429	52,592
Other assets	9,499	8,856
Goodwill	90,182	90,440
Intangible assets, net	24,078	25,083
Capitalized software development costs, net	10,270	10,341
Deferred income taxes	12,114	11,991
	$363,735	$363,007
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$7,389	$7,677
Income taxes payable	9,298	9,518
Capital lease obligations	1,373	1,383
Accrued compensation and benefits	17,400	17,950
Accrued professional and consulting fees	6,990	5,690
Accrued facility and other charges	1,205	1,490
Other accrued expenses	16,473	17,468
Purchase accounting restructuring accrual	1,243	1,601
Deferred revenues	17,521	18,680
Total current liabilities	78,892	81,457

Capital lease obligations	1,234	1,648
Purchase accounting restructuring accrual	2,635	3,009
Accrued facility and other charges	3,988	4,143
Deferred rent	5,635	5,740
Other non-current liabilities	5,697	5,595

Stockholders’ Equity:
Preferred stock, no par value, 15,000,000 shares authorized, none issued	—	—
Common stock, no par value, 150,000,000 shares authorized, 46,467,805 and 46,353,252 shares issued; 43,606,502 and 43,491,949 shares outstanding at March 31, 2006 and December 31, 2005, respectively	148,699	149,947
Retained earnings	149,657	148,948
Deferred compensation	—	(4,419)
Accumulated other comprehensive loss	(965)	(1,324)
Less treasury stock, at cost	(31,737)	(31,737)
Total stockholders’ equity	265,654	261,415
	$363,735	$363,007

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income (loss)	$709	$(1,395)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,872	5,402
Write-off of property and equipment	—	1,030
Stock-based compensation	1,921	14
Deferred income taxes	(1)	(3,006)
Tax benefits from stock-based awards	(216)	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease in accounts receivable	9,471	1,492
(Increase) decrease in prepaid expenses and other current assets	(282)	779
Increase in other assets	(615)	(24)
Decrease in accounts payable and accrued expenses	(975)	(1,094)
(Decrease) increase in accrued facility and other charges	(440)	8,291
Decrease in purchase accounting restructuring accrual	(469)	(1,102)
Increase (decrease) in income taxes payable	5	(1,495)
Decrease in deferred revenue	(1,248)	(1,308)
Increase (decrease) in other non-current liabilities	94	(287)

Net cash provided by operating activities	13,826	7,297

Investing activities:
Acquisitions, net of cash acquired	—	(9,918)
Purchases of property and equipment	(2,353)	(7,887)
Additions to capitalized software development costs	(1,126)	(1,407)

Net cash used in investing activities	(3,479)	(19,212)

Financing activities:
Payments on capital lease obligations	(424)	(390)
Tax benefits from stock-based awards	216	—
Issuance of common stock	1,034	1,493

Net cash provided by financing activities	826	1,103

Effect of foreign exchange rate changes on cash	56	71
Net increase (decrease) in cash and cash equivalents	11,229	(10,741)
Cash and cash equivalents, beginning of year	66,145	64,020

Cash and cash equivalents, end of period	$77,374	$53,279

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. Basis of Presentation

The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (“Dendrite” or the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2006, operating results for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Our interim operating results may not be indicative of operating results for the full year.

Reclassifications. Certain prior period balances have been reclassified to conform to the current period presentation related to the classification of purchased capitalized software, which is now included in intangible assets, net.

2. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective applications to prior periods’ financial statements of changes in accounting principle unless impracticable. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) as a replacement to SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). This statement supersedes Accounting Principles Board (“APB”) 25, “Accounting for Stock Issued to Employees” (“APB 25”) which allowed companies to use the intrinsic method of valuing share-based payment transactions and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS 123.

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective application method, as permitted under SFAS 123(R), which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the service periods for awards expected to vest. Under this method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock-based awards granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company will recognize the cost of all employee stock awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. Accordingly, prior periods amounts have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS 123(R), the Company applied ABP 25 to account for its stock-based awards. Under ABP 25, the Company generally only recorded stock-based compensation expense for restricted stock units, which amounted to $14 ($9 after tax) for the three months ended March 31, 2005. Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options issued under its equity compensation plans or of shares issued under the its Employee Stock Purchase Plan (“ESPP”). With the adoption of SFAS 123(R), the Company recorded stock-based compensation expense for the cost of stock options, restricted stock units and shares issued under the ESPP (collectively, “Employee Stock-Based Awards”). Stock-based compensation expense for the three months ended March 31, 2006, was $1,921 ($1,043 after tax or $.02 per basic and diluted share). The Company has not changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from the Black-Scholes option-pricing model previously used for pro forma presentation purposes.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table details the effect on net loss and loss per share had stock based-compensation expense for the Employee Stock-Based Awards been recorded for the three months ended March 31, 2005, based on the fair value method under SFAS 123:

For the Three
Months Ended
March 31,
2005
Net loss as reported	$(1,395)

Add: Total stock-based expense included in reported net loss, net of related tax effects	—

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,507)

Pro forma net loss	$(4,902)

Basic loss per share:
As reported	$(0.03)
Pro forma	$(0.12)
Diluted loss per share:
As reported	$(0.03)
Pro forma	$(0.12)

For the three months ended March 31, 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense causing income before income taxes expense to decrease by $1,427, net income to decrease by $775 and basic and diluted earnings per share to decrease by $.02 per share. Stock-based compensation expense of $14 for the cost of restricted stock units would have been recognized in 2006 regardless of the adoption of SFAS 123(R). In addition, in connection with the adoption of
SFAS 123(R), net cash provided by operating activities decreased and net cash provided by financing activities increased in the first quarter of 2006 by $216 related to tax benefits from stock-based payments arrangements.

The fair value for these options were estimated at the date of grant for all periods presented using the Black-Scholes option pricing model with the following assumptions:

	For the Three Months Ended
	March 31,
	2006	2005
Expected dividend yield	0.0%	0.0%
Weighted-average expected stock price volatility	50.0%	50.0%
Weighted-average risk-free interest rate	4.6%	3.7%
Expected life of the option (years)	5.25	5.25

The weighted-average expected stock price volatility was estimated based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a quarterly basis. The weight-average risk-free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees for grants.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

EQUITY COMPENSATION PLANS

The Company has various equity compensation plans (the “Plans”) that provide for the granting of options to purchase the Company’s common stock and other equity-based awards. Under the Plans, the total number of shares of common stock that may be granted is 15,750,000.

Options

Options granted under the Plans generally vest over a four-year period and are exercisable over a period not to exceed ten years as determined by the Compensation Committee of the Board of Directors. During the years ended December 31, 2005 and 2004, certain options were granted that vested during the year of grant but were subject to a restriction (of up to four years) on the sale of any shares acquired upon option exercise in the period of restriction. Incentive stock options are granted with exercise prices at fair value of the Company’s common stock. Nonqualified options are granted at exercise prices determined by the Compensation Committee of the Board of Directors, but not below fair market value at the date of grant.

A summary of award activity under the Plans as of March 31, 2006 and changes during the three month period is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding December 31, 2005	10,067,978	$15.04
Granted	7,000	14.56
Exercised	(89,141)	8.44
Canceled	(122,295)	13.52
Outstanding March 31, 2006	9,863,542	15.11	6.1	12,580
Exercisable March 31, 2006	8,727,560	15.64	6.1	8,355

At March 31, 2006, and December 31, 2005 there were 8,727,560 and 8,818,196 options exercisable with a weighted average exercise price of $15.64 and $15.63, respectively. As of March 31, 2006 there were 1,187,560 shares available for future grants under the Plans.

The weighted average fair value of options granted, determined using the Black-Scholes option valuation method, was $7.30 and $8.90 for the three months ended March 31, 2006 and 2005, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005, was $548 and $1,119, respectively. As of March 31, 2006, there was $3,331 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 0.5 years.

The actual tax benefit realized for the tax deduction from option exercise of the share-based payment arrangement for the three months ended March 31, 2006 and 2005, totaled $216 and $329, respectively.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Information with respect to the options outstanding under the Plans at March 31, 2006 is as follows:

			Weighted-Average
			Remaining
Exercise Price Per		Weighted-Average	Contractual Life	Number of
Share	Shares	Exercise Price	(Years)	Vested Shares

$0.00 - $3.32	8,201	$2.65	0.8	8,201
$3.33 - $6.64	230,142	6.28	1.4	229,100
$6.65 - $9.95	1,794,743	8.15	5.0	1,080,231
$9.96 - $13.27	665,559	12.28	5.3	632,023
$13.28 - $16.59	3,471,346	14.64	7.4	3,317,923
$16.60 - $19.91	2,827,281	17.88	6.6	2,593,812
$19.92 - $23.23	295,000	22.56	3.0	295,000
$23.24 - $26.55	173,570	23.59	4.0	173,570
$26.56 - $29.87	100,200	27.42	3.9	100,200
$29.88 - $33.19	297,500	33.15	3.9	297,500
	9,863,542	15.11	6.1	8,727,560

Restricted Stock Units

The Plans also allow for the granting of restricted stock units. Generally the Company grants restricted stock units that vest in three equal increments on each of the first three anniversaries of the date of grant. The fair value of restricted stock is the most recent closing market price of common stock at the date of grant.

Changes in the Company restricted stock units for the three months ended March 31, 2006, were as follows:

		Weighted-Average
		Grant Date Fair
	Shares	Value
Unvested restricted stock at December 31, 2005	280,599	$17.22
Granted	44,000	14.56
Vested	(468)	14.90
Canceled	(620)	14.90
Unvested restricted stock at March 31, 2006	323,511	16.86

Under the provisions of SFAS 123(R), the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock unit expense that is reduced as expense is recognized at the date restricted stock unit is granted, is no longer required. Therefore, in the first quarter of 2006, the amount that had been in deferred compensation was reversed to zero through common stock in the Company’s consolidated balance sheet.

EMPLOYEE STOCK PURCHASE PLAN

In 1997, the Company established an employee stock purchase plan that provides full-time employees the opportunity to purchase shares, at 85% of the fair value on dates determined by the Board of Directors, up to a maximum of 10% of their eligible compensation or $21,250, whichever is less. The number of authorized shares available for purchase under this plan is 900,000, of which was 22,382 and 18,493 shares were purchased in the three months ended March 31, 2006 and 2005, respectively. There were 118,227 and 140,609 shares available for future issuance under the plan as of March 31, 2006 and December 31, 2005, respectively.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. Net Income (Loss) Per Share

The following table presents the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2006 and 2005:

	For the Three Months Ended
	March 31,
	2006	2005
Basic net income (loss) per share computation:
Net income (loss)	$709	$(1,395)
Weighted-average common shares outstanding	43,548	42,470

Basic net income (loss) per share	$0.02	$(0.03)

Diluted net income per share computation:
Net income (loss)	$709	$(1,395)
Diluted common shares outstanding:
Weighted-average common shares outstanding	43,548	42,470
Impact of dilutive stock options	731	—
Diluted common shares outstanding	44,279	42,470
Diluted net income (loss) per share	$0.02	$(0.03)

The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.  For the three months ended March 31, 2005, 1,274 stock options that could potentially dilute net income (loss) per share in the future are not included in the calculation of diluted net (loss) per share as they would have been antidilutive.

5. Comprehensive Income (Loss)

The components of comprehensive income (loss) for the three months ended March 31, 2006 and 2005 consisted of the following:

	For the Three Months
	Ended March 31,
	2006	2005
Net income (loss)	$709	$(1,395)
Other comprehensive income (loss):
Foreign currency translation adjustments	359	(114)
Comprehensive income (loss)	$1,068	$(1,509)

6. Purchase Accounting Restructuring Accrual

In connection with the June 2003 acquisition of Synavant Inc. (“Synavant”), the Company restructured the combined operations by exiting certain former Synavant facilities and eliminating certain former Synavant positions. The Company anticipates that the accrued restructuring balance related to the facility exit costs will be paid over the life of the facility leases, ending in February 2012. The liability accrued for expenses to be incurred in exiting certain Synavant facilities includes assumptions related to sublease income, which offsets future lease obligations. The underlying subleases are not in place for all facilities and the future placement of subleases, including the timing and terms and conditions of subleases, could be different than the assumptions utilized.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The activity related to the purchase accounting restructuring accrual for the three months ended March 31, 2006 is summarized in the table below:

	Purchase			Purchase
	Accounting			Accounting
	Restructuring	2006		Restructuring
	Accrual as of	Adjustments to		Accrual as of March
	December 31, 2005	Goodwill	2006 Payments	31, 2006
Synavant
Facility exit costs	$4,289	$—	$(411)	$3,878

SAI
Lease termination costs	321	(66)	(255)	—
Total	$4,610	$(66)	$(666)	$3,878

7. Goodwill and Intangible Assets

The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

	As of March 31, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible Assets Subject to Amortization:
Purchased capitalized software	$2,441	$(2,148)	$293	$2,441	$(1,996)	$445
Capitalized software development costs	32,597	(22,327)	10,270	31,471	(21,130)	10,341
Customer relationship assets	16,399	(4,116)	12,283	16,397	(3,696)	12,701
Backlog	2,500	(2,500)	—	2,500	(2,491)	9
Non-compete covenants	3,723	(3,524)	199	3,718	(3,464)	254
Purchased database	5,161	(2,355)	2,806	5,151	(2,082)	3,069
Acquired technology	1,390	(154)	1,236	1,390	(84)	1,306
Trademarks	500	(105)	395	500	(82)	418
Other intangibles	474	(340)	134	474	(325)	149
Total	65,185	(37,569)	27,616	64,042	(35,350)	28,692

Intangible Assets Not Subject to Amortization:
Goodwill	90,182	—	90,182	90,440	—	90,440
Trademarks	6,732	—	6,732	6,732	—	6,732
Total	96,914	—	96,914	97,172	—	97,172

Total Goodwill and Intangible Assets	$162,099	$(37,569)	$124,530	$161,214	$(35,350)	$125,864

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The changes in the carrying amount of intangible assets not subject to amortization for the three months ended March 31, 2006 is as follows:

		Acquisitions /
		Purchase	Currency
	Balance as of	Accounting	Translation	Balance as of
	December 31, 2005	Adjustments	Adjustments	March 31, 2006
Goodwill	$90,440	$(263)	$5	$90,182
Trademarks	6,732	—	—	6,732
Total	$97,172	$(263)	$5	$96,914

The Company conducts its annual impairment testing of goodwill as of October 1 each year. During the three months ended March 31, 2006, there were no changes in events or circumstances that would indicate impairment.

The following table reconciles net intangible assets subject to amortization for the period from December 31, 2005 to March 31, 2006:

	Net Intangibles	2006 Year-to-Date Activity			Net Intangibles
	as of			Translation	as of
	December 31, 2005	Additions	Amortization	and Other	March 31, 2006
Purchased capitalized software	$445	$—	$(152)	$—	$293
Capitalized software development costs	10,341	1,126	(1,197)	—	10,270
Customer relationship assets	12,701	—	(420)	2	12,283
Backlog	9	—	(9)	—	—
Non-compete covenants	254	—	(60)	5	199
Purchased database	3,069	—	(273)	10	2,806
Acquired technology	1,306	—	(70)	—	1,236
Trademarks	418	—	(23)	—	395
Other intangibles	149	—	(15)	—	134
Total	$28,692	$1,126	$(2,219)	$17	$27,616

Amortization expense related to intangible assets, including internally developed capitalized software costs, for the three month periods ended March 31, 2006 and 2005 was $2,219 and $2,040, respectively. Aggregate annual amortization expense of intangible assets (exclusive of future additions) is estimated to be:

Year Ending December 31,
2006	$8,668
2007	6,825
2008	4,116
2009	2,500
2010	1,810
2011	1,522
Thereafter	4,394
29,835
Less: Year-to-date amortization expense	(2,219)
Net intangible assets subject to amortization as of March 31, 2006	$27,616

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. Accrued Facility and Other Charges

During the three month period ended March 31, 2005, the Company initiated and completed a plan to exit a facility in New Jersey for which it has an operating lease expiring in September 2011. The accrued facility charge relates to vacating a New Jersey facility and for additional facilities vacated and accrued for in previous periods, for which it has operating leases expiring through February 2012, due to changes in current market conditions. The Company accrued for the present value of these costs, net of estimated future sublease income. The Company also accrued for severance charges related to the elimination of certain senior and mid-level management positions. These charges are included within accrued facility and other charges on the consolidated balance sheets as of March 31, 2006 and 2005, and in facility and other charges on the consolidated statement of operations during the three months ended March 31, 2005.

The activity related to accrued facility and other charges for the three months ended March 31, 2006 is summarized in the table below:

		2006
		Adjustments
	Accrued Facility and	to Facility		Currency	Accrued Facility and
	Other Charges as of	and Other	2006	Translation	Other Charges as of
	December 31, 2005	Charges	Payments	Adjustments	March 31, 2006
Facility exit costs	$5,332	$271	$(548)	$—	$5,055
Severance	301	—	(165)	2	138

	$5,633	$271	$(713)	$2	$5,193

In connection with the plan initiated and completed during the three months ended March 31, 2005, the Company also wrote-off $1,030 of leasehold improvements included within facility and other charges in the consolidated statement of operations for the three months ended March 31, 2005.

9. Revolving Credit

The Company has a line-of-credit agreement with JPMorgan Chase (the “Agreement”) in the amount of $30,000 that expires on June 30, 2008. The Agreement is available to finance working capital needs and possible future acquisitions. The Agreement contains customary affirmative and negative covenants and also contains certain financial covenants, including those related to (a) a maximum leverage ratio at the end of any fiscal quarter, (b) a minimum interest coverage ratio at the end of any fiscal quarter and (c) a minimum fixed charge coverage ratio at the end of any fiscal quarter. The Agreement also restricts the Company’s ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of March 31, 2006, the Company was in compliance with all covenants and did not have any amounts outstanding under the Agreement.

As of March 31, 2006, the Company had outstanding letters-of-credit of approximately $5,337.

10. Income Taxes

The Company’s effective income tax expense (benefit) rate increased to 45.7% for the three months ended March 31, 2006, from (38.5)% for the three months ended March 31, 2005. The primary reason for the increase in the effective tax rate was a less favorable distribution of profits between low and high tax rate jurisdictions, the impact of SFAS 123(R), and increased permanent non-deductible items on a lower estimated pre-tax profit.

11. Enterprise-Wide Data

Information about Major Customers:

For the three month periods ended March 31, 2006, the Company derived approximately 18% and 11% of its revenues from its two largest customers. For the three month periods ended March 31, 2005, the Company derived approximately 25% of its revenues from its largest customer. As of March 31, 2006, approximately 11% of the Company’s accounts receivable balance was due from its second largest customer. As of December 31, 2005, approximately 15% and 10% of the Company’s accounts receivable balance was due from its two largest customers. Other than what has been presented above, no individual customer represented 10% or more of our total consolidated revenues or accounts receivable for or as of the periods presented.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Information about Products and Services:

Due to the growth in the Company’s strategic product and service offerings, the Company has expanded its revenue categories into sales support, marketing support and emerging solutions. These categories are reflective of how service offerings are marketed to and viewed by customers. They are not reflective of the way the business is currently managed. Company operating costs are not broken out for these categories on a global basis, as they are not viewed as necessary to the management of the business globally. Based upon all of these factors, while these categories are useful in understanding the Company’s operating results, the Company has only one reportable segment for disclosure purposes under SFAS 131, “Disclosure About Segments of an Enterprise and Related Information.” The following is a summary of our revenue categories:

Sales solutions revenue includes product and sales support services which are used by, or provided to, the sales forces of our customers.

Marketing solutions revenue primarily includes interactive marketing, data, consulting, and shipping fees. Shipping fees which are pass-through costs that bear little to no margin, are required to be included in revenues and costs based upon Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” These billable shipping transactions are primarily related to our interactive marketing activities.

Shipping and handling fees billed to customers are recorded as revenue and shipping and handling costs paid to vendors are recorded as operating costs. Shipping and handling fees recorded as revenues and operating costs for the three months ended March 31, 2006 and 2005 were $5,784 and $4,659, respectively.

Emerging solutions revenue includes compliance solutions, clinical solutions, and contract sales force services.

The following table presents revenues by category for the three month periods ended March 31, 2006 and 2005.

	For the Three Months Ended
	March 31,
	2006	2005
Revenues:
Sales solutions	$66,340	$68,354
Marketing solutions	30,795	24,662
Emerging solutions	5,994	6,431
	$103,129	$99,447

Information about Geographic Areas:

The Company is organized by geographic location and has one reportable segment. All transfers between geographic areas have been eliminated from consolidated revenues. The following table presents revenues by geographic area for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended
	March 31,
	2006	2005
United States	$64,289	$58,462
Europe	26,560	28,520
All other	12,280	12,465
	$103,129	$99,447

The table above allocates license revenues on a legal basis. On a legal basis, license revenues have been allocated using the geographic location where the intellectual property is owned.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table presents long-lived assets by geographic area:

		As of
	As of March	December
	31, 2006	31, 2005
United States	$166,113	$167,459
Europe	9,118	9,267
All other	10,227	10,586
	$185,458	$187,312

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

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

EXECUTIVE OVERVIEW

We provide a broad array of solutions worldwide that enable pharmaceutical and other life science companies to strategically optimize their sales and marketing channels, clinical resources and compliance initiatives. Our plan is to continue to diversify and expand our solutions portfolio, customer base and geographic reach by leveraging our extensive knowledge of the pharmaceutical and life sciences industries and capitalizing upon our deep relationships in these industries. Our strategy continues to rely on both internal growth and acquisitions to meet our growth objectives.

We have expanded both our portfolio of solutions and customer base and believe that this combination presents significant opportunity for future growth. In January and September 2005, we broadened and enhanced our service portfolio with our acquisitions of BuzzeoPDMA, Inc. (“Buzzeo”) and Optas, Inc. (“Optas”), respectively. The Buzzeo acquisition expanded our sample and compliance management solution offerings. The Optas acquisition enhanced our portfolio of marketing solutions services by expanding our privacy-safe relationship marketing solutions for patients and physicians. We believe our acquisitions complement our existing business operations by enhancing our solutions portfolio, increasing our access to new customers and allowing deeper penetration into our current markets. We have also committed to investing in key initiatives to help drive future growth. Our future growth is dependent on our ability to further penetrate the markets in which we operate and increase the adoption rate of our expanded portfolio of solutions.

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

In recent years we have presented a breakout of our revenues into the three categories of sales solutions, marketing solutions and shipping. These categories were reflective of how our service offerings were marketed to and viewed by our customers, and we believe they provided useful information to understand the changes in our revenues across periods. They are not reflective of the way we have managed our business, and therefore associated operating costs and assets by revenue category have not been available on a global basis. Based upon this we have been operating under one reportable segment for disclosure purposes under Statement of Financial Accounting Standards 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS 131”) through March 31, 2006. During 2006, we have initiated a process to reorganize our business and to capture transactional data in a format that will enable the reporting of various financial information broken into three new discreet operating segments. We are able to reclassify our current and historical revenues into these new groupings, however operating profits and other financial data are not currently available. We anticipate that this initiative will be completed during the second quarter of 2006, and that we will be able to report new

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

segment information at that time. The three new operating segments are sales solutions, marketing solutions and emerging solutions. Below is a description of these prospective revenue reporting segments:

Sales solutions revenue includes product and sales support services which are used by, or provided to, the sales force of our customers.

Marketing solutions revenue primarily includes interactive marketing, data and analytics, campaign management, and shipping fees. Our shipping fees which are pass-through costs that bear little to no margin, and are required to be included in revenues and costs based upon Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” These billable shipping transactions are primarily related to our interactive marketing activities.

Emerging solutions revenue includes compliance solutions, clinical solutions, and contract sales force services. While these businesses are not individually significant to our total revenues today, we believe they represent significant growth opportunities in the future.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

There have been no material changes to our critical accounting policies, judgments and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the Company’s accounting for stock-based compensation in connection with the adoption of SFAS 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”).

In December 2004 the FASB issued SFAS No. 123(R). SFAS 123(R) is a revision of SFAS No. 123, as amended, “Accounting for Stock-Based Compensation “(“SFAS 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options or shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of stock options, the weighted-average expected stock price volatility and weight-average risk-free interest rate. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. See Note 3 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding our adoption of SFAS 123(R).

MERGERS AND ACQUISITIONS

We regularly evaluate opportunities to acquire products or businesses that represent strategic enhancements to our operations. Such acquisition opportunities, if they arise, may involve the use of cash, equity or debt instruments.

Optas

On September 12, 2005, we completed the acquisition of Optas. Based in Woburn, Massachusetts, Optas provided privacy-safe relationship marketing solutions for patients and physicians. Optas’ results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. Optas revenues are within our marketing solutions category.

The aggregate purchase price for Optas was approximately $13,188, including $349 of legal and professional fees. In accordance with the purchase agreement, $1,800 of the purchase price was held in escrow as of March 31, 2006. The $1,800 held in escrow, less amounts claimed against escrow, if any, is payable as follows: approximately $600 within five business days after September 12, 2006; and approximately $1,200 within five business days after March 12, 2007. We are in the process of finalizing the valuation of certain intangible assets, including the review of a third-party valuation. Therefore, the allocation of the purchase price is preliminary and subject to adjustment. The assets acquired and liabilities assumed in connection with the Optas acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

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

($ In Thousands, Except Per Share Data)

restructured the combined operations by eliminating certain former Buzzeo positions. Buzzeo’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. Buzzeo revenues are characterized as compliance solutions within our emerging solutions category.

The aggregate purchase price for Buzzeo was approximately $10,759, including $33 of legal and professional fees. Approximately $487 of the purchase price was included in other accrued expenses in the consolidated balance sheet as of March 31, 2006. The remaining purchase price was paid in April 2006. In accordance with the purchase agreement, the $1,025 was released from escrow in the first quarter of 2006. The valuation of certain intangibles assets was finalized in the fourth quarter of 2005. The assets acquired and liabilities assumed in connection with the Buzzeo acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

REVENUES

	THREE MONTHS ENDED			%	2006%	2005%
	MARCH 31,		$ Increase	Increase /	of Total	of Total
	2006	2005	/ (Decrease)	(Decrease)	Revenues	Revenues
Revenues:
Sales solutions	$66,340	$68,354	$(2,014)	-3%	64%	69%
Marketing solutions	30,795	24,662	6,133	25%	30%	25%
Emerging solutions	5,994	6,431	(437)	-7%	6%	6%
	$103,129	$99,447	$3,682	4%	100%	100%

Total revenues increased by 4% for the three months ended March 31, 2006 compared with the three months ended March 31, 2005. Our international revenues were $38,839, or approximately 38% of total revenues in the quarter, and decreased by 5% from 2005, primarily due to a client delay in decision making in our Asia market, unfavorable foreign currency impact and the roll-off of a larger European customer during the second quarter of 2005. Total revenues in the United States increased by 10% from the three months ended March 31, 2005, and were $64,290, or approximately 62% of total revenues. This increase in the United States consisted of considerable growth in interactive marketing, modest growth in sales solutions and revenue from the 2005 acquisition of Optas.

Sales Solutions

Sales solutions revenues accounted for approximately 64% of total revenues during the three months ended March 31, 2006, and decreased 3% compared with the three months ended March 31, 2005. Total license and implementation fees, which often cause difficulty in comparison between periods, were relatively flat at approximately $11,000 versus March 31, 2005. The balance of our sales solutions services decreased by 3% from March 31, 2005.

Sales solutions revenues in the United States increased by 2%, primarily in the areas of project management, integrated support center, and training. These increases were primarily from increased services to one of our larger customers offset by a reduction of work orders and ongoing services with our largest customer resulting from its attention to cost containment initiatives. We expect this trend with our largest customer to continue. As a result, we currently expect less revenue from this customer in 2006 and beyond. Our current contract with this customer for U.S. salesforce effectiveness and related services has been renewed through 2006, subject to right of the customer to reduce or modify certain services. The customer is re-evaluating all such U.S. services for 2007 in a request for proposal process in which we are participating. Our international sales solutions decreased by 11%, primarily due to a client delay in decision making in our Asia market, unfavorable foreign currency impact and the roll-off of a larger European customer during the second quarter of 2005.

Marketing Solutions

Marketing solutions revenues accounted for approximately 30% of total revenues during the three months ended March 31, 2006, and increased by approximately 25% compared with the three months ended March 31, 2005. This increase was due to growth in our United States marketing solutions business, which increased by 80% over the prior year, primarily from 60% growth in our interactive marketing services and revenue from our 2005 acquisition of Optas. Growth in domestic interactive marketing revenues resulted from increased services to one of our larger customers and other new business. Our international marketing solution revenues decreased by approximately 1% compared with the three months ended March 31, 2005, due to decreases in interactive marketing, and unfavorable foreign currency impact which was offset by growth in consulting and data.

Also included in marketing solutions revenue is low gross margin revenue consisting primarily of shipping fees which

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

accounted for approximately $6,200 or 6% of total revenues for the three months ended March 31, 2006, and increased by approximately 22% compared with approximately $5,100 for the three months ended March 31, 2005. Shipping revenues contribute little to no margin and result from pass-through shipping costs associated with our global integrated marketing business.

Emerging Solutions

Emerging solution revenues accounted for approximately 6% of total revenues during the three months ended March 31, 2006, and decreased 7% compared with the three months ended March 31, 2005. This decrease was due to a reduction of ongoing clinical solution services with our largest customer offset by organic growth in revenues from our compliance solution services which grew 40% versus March 31, 2005.

OPERATING COSTS & EXPENSES

	THREE MONTHS ENDED			%	2006%	2005%
	MARCH 31,		$ Increase	Increase /	of Total	of Total
	2006	2005	/ (Decrease)	(Decrease)	Revenues	Revenues
Operating Costs & Expenses:
Operating costs (including shipping)	$59,751	$53,651	$6,100	11%	58%	54%
Selling, general and administrative	39,796	35,788	4,008	11%	39%	36%
Research and development	1,734	1,818	(84)	-5%	2%	2%
Facility and other charges	—	9,372	(9,372)	NM	0%	9%
Amortization of acquired intangible assets	1,022	1,250	(228)	-18%	1%	1%
Total operating costs & expenses	$102,303	$101,879	$424	0%	99%	102%

As part of our effort to realign the Company to drive efficiency and support our growth objectives, we announced plans to identify during 2006 approximately $20 million of annualized cost savings. As a result, we expect to incur severance and other associated costs for these actions in 2006. We do not expect to fully realize the savings from these efforts in 2006. Additionally our future results will include the impact of $3,331 of unrecognized compensation costs related to stock options as of March 31, 2006 which are expected to be recognized over a weighted average period of 0.5 years. The amount of compensation costs that will impact net income and earnings per diluted share will depend on, among other factors, the level of future equity awards granted as well as the market price of our common stock at the time of such grants as well as various other assumptions used in valuing such awards.

OPERATING COSTS (including shipping). Operating costs increased 11% for the three months ended March 31, 2006 compared with the three months ended March 31, 2005. As a percentage of revenues, operating costs increased to 58% for the three months ended March 31, 2006 versus 54% for the three months ended March 31, 2005. This increase was due to our 2005 acquisition of Optas, increased marketing and compliance solutions business which require higher incremental cost to deliver, higher costs related to stock-based compensation, higher employee costs, and increased pass-through postage costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased 11% for the three months ended March 31, 2006 compared with the three month ended March 31, 2005. SG&A costs increased due to higher costs related stock-based compensation, and strategic consulting costs related to our effort to realign the Company. As a percentage of revenues, SG&A increased to 39% for the three months ended March 31, 2006, up from 36% compared with the three months ended March 31, 2005.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses decreased 5% for the three months ended March 31, 2006 compared with the three months ended March 31, 2005. As a percentage of revenues, R&D expenses was flat for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. R&D expenses plus additions to capitalized software development costs, decreased 11% from $3,225 for the three months ended March 31, 2005, to $2,860 for the three months ended March 31, 2006. R&D decreased in 2006 due to the development of new applications through our capabilities around the world in lower cost areas as compared to our building of the .Net framework and foundation in 2005.

FACILITY AND OTHER CHARGES. During the three months ended March 31, 2005, we recorded $7,649 of facility related charges and a severance charge of $1,723. The facility charges consist of $6,619 related to vacating a New Jersey facility and for additional facilities vacated in previous periods due to changes in current market conditions, as well as $1,030 related to the write-off of leasehold improvements associated with the exit of our New Jersey facility. The $1,723 severance charge relates to the elimination of certain senior and mid-level management positions during the three months ended March 31, 2005. No such charges were incurred for the three months ended March 31, 2006. We expect to incur restructuring costs during 2006 in connection with our cost savings initiative.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets decreased 18% over the comparable three months ended March 31, 2005. The decrease primarily reflects certain intangibles assets related to the Software Associates International (“SAI”) and Synavant acquisitions, which were fully amortized as of June 30, 2005, partially offset by additional amortization of intangibles related to the Schwarzeck, Buzzeo and Optas acquisitions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

PROVISION FOR INCOME TAXES. Our effective income tax expense rate increased to 45.7% for the three months ended March 31, 2006, from (38.5)% for the three months ended March 31, 2005. The increase in our effective tax rate is primarily driven by a less favorable distribution of profits between low and high tax rate jurisdictions, the impact of SFAS 123(R), and increased permanent non-deductible items on a lower estimated pre-tax profit. In addition, we believe that our effective tax rate could increase as certain cost savings initiatives are executed.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, working capital was $87,271 compared to $82,247 as of December 31, 2005. Cash and cash equivalents were $77,374 as of March 31, 2006, compared to $66,145 as of December 31, 2005. These increases were primarily attributable to cash generated by operating activities offset by payments made in connection with purchase of property and equipment.

We finance our business primarily through cash generated by operations. Net cash provided by operating activities was $13,826 and $7,297 for the three month periods ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, we generated operating cash from our net income adjusted for changes in assets and liabilities. The increase was primary related to the collections of accounts receivable. Our accrued facility and other charges resulted in us recording a net loss for the three months ended March 31, 2005, which had a minimal effect on our operating cash flows. Future payments of these accruals will have a negative impact on future operating cash flows. Impacting our operating cash flow were payments of income taxes, purchase accounting restructuring charges, and accounts payable and accrued expenses. During the three months ended March 31, 2006, our accounts receivable days sales outstanding decreased to 62, from 67 days for the three months ended December 31, 2005, due to the collections of previously deferred revenue in late December 2005 and improvements in our collection process during the three months ended March 31, 2006.

Cash used in investing activities was $3,479 for the three months ended March 31, 2006, and was primarily attributable to purchases of property and equipment as well as additions to capitalized software development costs. Cash used in investing activities was $19,212 for the three months ended March 31, 2005, which included payments for the Buzzeo and Uto Brain acquisitions as well as additions to capitalized software development costs and purchases of property and equipment. Additions of property and equipment in 2005 primarily related to our new hardware facility in New Jersey, as well as investing in our helpdesk automation process and interactive marketing machinery.

As anticipated, purchases of property and equipment decreased for the three months ended March 31, 2006 versus the comparable prior year period. During 2006, we expect capital spending in the range of approximately $18,000 to $22,000 primarily to support the Company’s infrastructure and productivity initiatives. This expected range of capital spending does not include any capital requirements that could be required in support of streamlining our cost structure, which could require additional capital spending in support of business automation, facility consolidation, or other improvement initiatives. We review our capital expenditure program periodically and adjust it as required to meet current needs.

Cash provided by financing activities was $826 for the three months ended March 31, 2006, compared to $1,103 for the three months ended March 31, 2005. The decrease of $277 was primarily attributed to lower proceeds from the issuance of common stock.

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

Contractual Obligations and Commitments

We have a line-of-credit agreement with JPMorgan Chase (the “Agreement”) in the amount of $30,000 that expires on June 30, 2008. The Agreement is available to finance working capital needs and possible future acquisitions. The Agreement contains customary affirmative and negative covenants and also contains certain financial covenants, including those related to (a) a maximum leverage ratio at the end of any fiscal quarter, (b) a minimum interest coverage ratio at the end of any fiscal quarter and (c) a minimum fixed charge coverage ratio at the end of any fiscal quarter. The Agreement also restricts our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of March 31, 2006, we were in compliance with all covenants and did not have any amounts outstanding under the Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

Our principal commitments at March 31, 2006 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

	Payments Due by Period
		April 1, 2006
		Through
		December 31,
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Capital leases	$2,726	$1,093	$1,565	$68	$—	$—	$—
Corporate headquarters	152	152	—	—	—	—	—
Minimum guarantees	5,356	1,356	2,000	2,000	—	—	—
Buzzeo purchase price	487	487	—	—	—	—	—
Operating leases (1)	92,396	13,603	16,216	12,785	11,703	10,735	27,354
Total	$101,117	$16,691	$19,781	$14,853	$11,703	$10,735	$27,354

(1)                                  Operating lease amounts disclosed above include $15,920 of future operating lease costs, excluding estimated future sublease income, accrued for in accrued facility charges and in the purchase accounting restructuring accruals related to the Synavant and SAI acquisitions.

As of March 31, 2006, letters of credit for approximately $5,337 were outstanding related to deposits on certain facilities.

We have an agreement with a venture capital fund promoting technology businesses in New Jersey with a commitment to contribute $1,000 to the fund, callable at the discretion of the general partner in $100 increments. As of March 31, 2006, $600 has been paid, with $400 of the commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners. This asset is recorded within other assets in the accompanying consolidated balance sheet.

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

A significant agreement with our largest customer covering U.S. salesforce effectiveness services is scheduled to renew on January 1, 2007, subject to a right of the customer to terminate at renewal. The customer is re-evaluating all such U.S. services for 2007 in a process in which we are participating. We cannot assure you that the contract will renew for 2007, that it will renew upon substantially similar terms or that it will cover substantially similar services as those currently provided to this customer.

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

($ In Thousands, Except Per Share Data)

We cannot assure you that we can respond effectively to any or all of these and other changes in the marketplace. Our failure to do so could have a material adverse effect on our business, operating results or financial condition, as our business depends, in large part, on the business conditions within this marketplace.

OUR CUSTOMERS MAY NOT SUCCESSFULLY IMPLEMENT OUR PRODUCTS

Our customers often implement our products in stages and our products are often utilized by a large number of our customers’ personnel. In the event that our customers have difficulties implementing our products and services or are not satisfied with the implementation or operation of our products and services, our business, operating results and financial condition could be materially and adversely affected.

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

($ In Thousands, Except Per Share Data)

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

($ In Thousands, Except Per Share Data)

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

($ In Thousands, Except Per Share Data)

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

($ In Thousands, Except Per Share Data)

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

($ In Thousands, Except Per Share Data)

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

DIFFICULTIES IN SUBLEASING OR OTHERWISE DISPOSING OF CERTAIN OF OUR FACILITIES MAY NEGATIVELY IMPACT UPON OUR EARNINGS

We expect to sublease all or a portion of certain of our facilities. An inability to successfully dispose of or sublet, as applicable, any of these facilities or to obtain favorable pricing or sublease terms could negatively impact our earnings.

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

($ In Thousands, Except Per Share Data)

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

There are no material changes in the risk factors from those included in our 2005 annual report on Form 10-K.

However, in addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “FACTORS THAT MAY AFFECT FUTURE RESULTS” in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 6.                                                Exhibits

10.1	Amendment to Employment Agreement dated February 13, 2006 between the Company and Joseph Ripp

10.2	Amendment to Employment Agreement dated February 13, 2006 between the Company and Jeffrey Bairstow

10.3	Amendment to Employment Agreement dated February 13, 2006 between the Company and Christine Pellizzari

10.4	Amendment to Employment Agreement dated February 13, 2006 between the Company and Mark H. Cieplik

10.5	Amendment to Employment Agreement dated February 13, 2006 between the Company and Natasha Giordano

10.6	Amendment to Employment Agreement dated February 13, 2006 between the Company and Garry D. Johnson

10.7	Amendment to Employment Agreement dated February 13, 2006 between the Company and Jean-Paul Modde

10.8	Amendment to Employment Agreement dated February 13, 2006 between the Company and Mark Theilken

10.9	New Hire Authorization - Updated Appendix

10.10	Cash Bonus for Mark Theilken (incorporated by reference to the Company’s Current Report on Form 8-K, Filed with the Commission on February 9, 2006)

10.11

Cash Incentive Bonus Arrangements between the Company and Joseph Ripp, President and Chief Operating Officer and Jeffrey Bairstow, Executive Vice President and Chief Financial Officer (incorporated be reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 2, 2006)

31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeffrey J. Bairstow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and Jeffrey J. Bairstow, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2006

By:	/s/ John E. Bailye
John E. Bailye,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffrey J. Bairstow
Jeffrey J. Bairstow,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Amendment to Employment Agreement dated February 13, 2006 between the Company and Joseph Ripp*

10.2	Amendment to Employment Agreement dated February 13, 2006 between the Company and Jeffrey Bairstow*

10.3	Amendment to Employment Agreement dated February 13, 2006 between the Company and Christine Pellizzari*

10.4	Amendment to Employment Agreement dated February 13, 2006 between the Company and Mark H. Cieplik*

10.5	Amendment to Employment Agreement dated February 13, 2006 between the Company and Natasha Giordano*

10.6	Amendment to Employment Agreement dated February 13, 2006 between the Company and Garry D. Johnson*

10.7	Amendment to Employment Agreement dated February 13, 2006 between the Company and Jean-Paul Modde*

10.8	Amendment to Employment Agreement dated February 13, 2006 between the Company and Mark Theilken *

10.9	New Hire Authorization - Updated Appendix *

10.10	Cash Bonus for Mark Theilken (incorporated by reference to the Company’s Current Report on Form 8-K, Filed with the Commission on February 9, 2006)*

10.11

Cash Incentive Bonus Arrangements between the Company and Joseph Ripp, President and Chief Operating Officer and Jeffrey Bairstow, Executive Vice President and Chief Financial Officer (incorporated be reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 2, 2006)*

31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeffrey J. Bairstow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and Jeffrey J. Bairstow, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan.