Form 10-Q
period 2006-06-30
DENDRITE INTERNATIONAL INC
filed 2006-08-09
CIK 880321

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2006

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
☒ yes ☐ no

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ yes ☒ no

As of August 1, 2006, 43,722,566 shares of Dendrite International, Inc. no par value common stock were outstanding.

DENDRITE INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2006

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Revenues	$106,381	$115,066	$209,510	$214,513
Operating Costs & Expenses:
Operating costs	59,398	58,829	119,149	112,480
Selling, general and administrative	42,095	34,075	81,891	69,863
Research and development	1,494	1,454	3,228	3,272
Restructuring and other charges	2,578	—	2,578	9,372
Amortization of acquired intangible assets	1,035	1,130	2,057	2,380
Total operating costs & expenses	106,600	95,488	208,903	197,367

Operating (loss) income	(219)	19,578	607	17,146

Interest income, net	(504)	(24)	(958)	(165)
Other income, net	71	20	46	(3)

Income before income tax expense	214	19,582	1,519	17,314
Income tax expense	927	7,539	1,524	6,666
Net (loss) income	$(713)	$12,043	$(5)	$10,648

Net income (loss) per share:
Basic	$(0.02)	$0.28	$—	$0.25
Diluted	$(0.02)	$0.28	$—	$0.24

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	June 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$80,395	$66,145
Accounts receivable, net of allowance for doubtful accounts of $1,000	68,744	80,167
Prepaid expenses and other current assets	10,021	8,544
Deferred income taxes	9,088	8,848
Total current assets	168,248	163,704
Property and equipment, net of accumulated depreciation of $68,707 and $61,019, respectively	52,825	52,592
Other assets	9,378	8,856
Goodwill	90,257	90,440
Intangible assets, net	22,942	25,083
Capitalized software development costs, net	10,591	10,341
Deferred income taxes	13,008	11,991
	$367,249	$363,007
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,262	$7,677
Income taxes payable	10,785	9,518
Capital lease obligations	1,390	1,383
Accrued compensation and benefits	19,219	17,950
Accrued professional and consulting fees	5,904	5,690
Accrued restructuring and other charges	1,436	1,490
Other accrued expenses	15,947	17,468
Purchase accounting restructuring accrual	1,130	1,601
Deferred revenues	15,855	18,680
Total current liabilities	79,928	81,457

Capital lease obligations	816	1,648
Purchase accounting restructuring accrual	2,428	3,009
Accrued restructuring and other charges	3,800	4,143
Deferred rent	5,526	5,740
Other non-current liabilities	5,590	5,595

Stockholders’ Equity:
Preferred stock, no par value, 15,000,000 shares authorized, none issued	—	—
Common stock, no par value, 150,000,000 shares authorized, 46,528,807 and 46,353,252 shares issued; 43,667,504 and 43,491,949 shares outstanding at June 30, 2006 and December 31, 2005, respectively	151,539	149,947
Retained earnings	148,943	148,948
Deferred compensation	—	(4,419)
Accumulated other comprehensive income (loss)	416	(1,324)
Less treasury stock, at cost	(31,737)	(31,737)
Total stockholders’ equity	269,161	261,415
	$367,249	$363,007

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net (loss) income	$(5)	$10,648
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,573	11,135
Write-off of property and equipment	—	1,030
Stock-based compensation	4,059	34
Deferred income taxes	(931)	(2,905)
Excess tax benefits from stock-based awards	(348)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	12,799	(7,247)
(Increase) decrease in prepaid expenses and other current assets	(1,330)	1,027
Increase in other assets	(387)	(804)
Decrease in accounts payable and accrued expenses	(1,575)	(212)
(Decrease) increase in accrued restructuring and other charges	(460)	7,339
Decrease in purchase accounting restructuring accrual	(789)	(1,630)
Increase in income taxes payable	1,480	2,045
(Decrease) increase in deferred revenue	(3,154)	716
Decrease in other non-current liabilities	(26)	(182)
Net cash provided by operating activities	21,906	20,994
Investing activities:
Acquisitions, net of cash acquired	—	(10,172)
Purchases of property and equipment	(7,005)	(17,753)
Additions to capitalized software development costs	(2,689)	(2,439)
Net cash used in investing activities	(9,694)	(30,364)
Financing activities:
Payments on capital lease obligations	(825)	(890)
Excess tax benefits from stock-based awards	348	—
Issuance of common stock	1,723	2,527
Net cash provided by financing activities	1,246	1,637
Effect of foreign exchange rate changes on cash	792	(149)
Net increase (decrease) in cash and cash equivalents	14,250	(7,882)
Cash and cash equivalents, beginning of year	66,145	64,020
Cash and cash equivalents, end of period	$80,395	$56,138

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. Basis of Presentation

The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (“Dendrite” or the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2006, operating results for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Our interim operating results may not be indicative of operating results for the full year.

2. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements as well as the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

3. Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) as a replacement to SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). This statement supersedes Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) which allowed companies to use the intrinsic method of valuing share-based payment transactions and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS 123.

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective application method, as permitted under SFAS 123(R), which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the respective service periods for awards expected to vest. Under this method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock-based awards granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company will recognize the cost of all employee stock awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures. Accordingly, prior periods amounts have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for its stock-based awards. Under APB 25, the Company generally only recorded stock-based compensation expense for restricted stock units, which amounted to $20 and $34 for the three and six months ended June 30, 2005. Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options issued under its equity compensation plans or of shares issued under its Employee Stock Purchase Plan (“ESPP”). With the adoption of SFAS 123(R), the Company recorded stock-based compensation expense for the cost of stock options, restricted stock units and shares issued under the ESPP (collectively, “Employee Stock-Based Awards”). Stock-based compensation expense for the three and six months ended June 30, 2006, was $2,145 and $4,067, respectively.  The Company has not changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from the Black-Scholes option-pricing model previously used for pro forma presentation purposes.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table details the pro forma effect on net income and income per share had stock based-compensation expense for the Employee Stock-Based Awards been recorded for the three and six months ended June 30, 2005, based on the fair value method under SFAS 123:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2005	2005
Net income as reported	$12,043	$10,648

Add: Total stock-based expense included in reported net loss, net of related tax effects	12	21

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,230)	(7,733)
Pro forma net income	$7,825	$2,936
Basic income per share:
As reported	$0.28	$0.25
Pro forma	$0.18	$0.07
Diluted income per share:
As reported	$0.28	$0.24
Pro forma	$0.18	$0.07

For the three and six months ended June 30, 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense causing income before income tax expense to decrease by $1,300 and $2,728, net income to decrease by $870 and $1,831 and basic and diluted earnings per share to decrease by $.02 and $.04 per share, respectively.  Stock-based compensation expense for the three and six months ended June 30, 2006, of $845 and $1,339 relating to restricted stock units would have been recognized in 2006 regardless of the adoption of SFAS 123(R). In addition, in connection with the adoption of SFAS 123(R), net cash provided by operating activities decreased and net cash provided by financing activities increased for the six months ended June 30, 2006 by $348 related to tax benefits from stock-based payments arrangements.

The fair value for these options were estimated at the date of grant for all periods presented using the Black-Scholes option pricing model with the following assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average expected stock price volatility	50.0%	50.0%	50.0%	50.0%
Weighted-average risk-free interest rate	5.0%	3.9%	5.0%	3.9%
Expected life of the option (years)	5.00	5.25	5.00	5.25

The weighted-average expected stock price volatility was estimated based on historical volatility for a period equal to the stock option’s expected life, estimated on the day of grant, and calculated on a quarterly basis. The weighted-average risk-free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.

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

Options

Options granted under the Plans generally vest over a four-year period and are exercisable over a period not to exceed ten years as determined by the Compensation Committee of the Board of Directors. During the years ended December 31, 2005 and 2004, certain options were granted that vested during the year of grant but were subject to a restriction (of up to four years) on the sale of any shares acquired upon option exercise in the period of restriction. Incentive stock options are granted with exercise prices equal to fair value of the Company’s common stock using the closing price from the prior trading day. Nonqualified options are granted at exercise prices determined by the Compensation Committee of the Board of Directors, but not below fair market value at the date of grant.

A summary of award activity under the Plans as of June 30, 2006 and changes during the six month period is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2005	10,067,978	$15.04
Granted	7,000	14.56
Exercised	(89,141)	8.44
Canceled	(122,295)	13.52
Outstanding March 31, 2006	9,863,542	15.11	6.1	12,580
Granted	155,000	10.04
Exercised	(31,012)	11.48
Canceled	(316,075)	17.66
Outstanding June 30, 2006	9,671,455	14.97	6.1	2,254
Exercisable June 30, 2006	8,443,850	15.55	6.1	1,815

At June 30, 2006 and December 31, 2005, there were 8,443,850 and 8,818,196 options exercisable with a weighted average exercise price of $15.55 and $15.63, respectively. As of June 30, 2006, there were 1,348,635 shares available for future grants under the Plans.

The weighted average fair value of options granted, determined using the Black-Scholes option valuation method, was $5.08 and $7.35 for the six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $580 and $1,451, respectively. As of June 30, 2006, there was $2,817 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 0.8 years.

The actual tax benefit realized for the tax deduction from options exercised of the share-based payment arrangement for the six months ended June 30, 2006 and 2005, totaled $348 and $461, respectively.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Information with respect to the options outstanding under the Plans at June 30, 2006 is as follows:

Exercise Price Per Share	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number of Vested Shares
$0.00 - $3.32	8,201	$2.65	0.6	8,201
$3.33 - $6.64	230,142	6.27	1.2	229,725
$6.65 - $9.95	1,899,935	8.23	5.1	1,098,440
$9.96 - $13.27	666,901	12.31	5.5	618,870
$13.28 - $16.59	3,335,092	14.64	7.3	3,190,899
$16.60 - $19.91	2,769,914	17.89	6.4	2,536,445
$19.92 - $23.23	190,000	22.78	4.3	190,000
$23.24 - $26.55	173,570	23.59	3.7	173,570
$26.56 - $29.87	100,200	27.42	3.5	100,200
$29.88 - $33.19	297,500	33.15	3.6	297,500
	9,671,455	14.97	6.1	8,443,850

Restricted Stock Units

The Plans also allow for the granting of restricted stock units. Generally, the Company grants restricted stock units that vest in three equal increments on each of the first three anniversaries of the date of grant. The fair value of restricted stock is the most recent closing market price of common stock at the date of grant.

Changes in the Company restricted stock units for the six months ended June 30, 2006, were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock at December 31, 2005	280,599	$17.22
Granted	44,000	14.56
Vested	(468)	14.90
Canceled	(620)	14.90
Unvested restricted stock at March 31, 2006	323,511	16.86
Granted	482,500	12.43
Vested	(20,802)	14.22
Unvested restricted stock at June 30, 2006	785,209	14.21

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

EMPLOYEE STOCK PURCHASE PLAN

In 1997, the Company established an employee stock purchase plan that provides full-time employees the opportunity to purchase shares, at 85% of the fair value on dates determined by the Board of Directors, up to a maximum of 10% of their eligible compensation or $21,250, whichever is less. The number of authorized shares available for purchase under this plan is 900,000, of which 50,361 and 39,987 shares were purchased in the six months ended June 30, 2006 and 2005, respectively. There were 90,248 and 140,609 shares available for future issuance under the plan as of June 30, 2006 and December 31, 2005, respectively.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. Net (Loss) Income Per Share

The following table presents the computation of basic and diluted net (loss) income per share for the three and six months ended June 30, 2006 and 2005 (share data in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Basic net (loss) income per share computation:
Net (loss) income	$(713)	$12,043	$(5)	$10,648
Weighted-average common shares outstanding	43,650	42,592	43,599	42,531
Basic net (loss) income per share	$(0.02)	$0.28	$(0.00)	$0.25
Diluted net (loss) income per share computation:
Net (loss) income	$(713)	$12,043	$(5)	$10,648
Diluted common shares outstanding:
Weighted-average common shares outstanding	43,650	42,592	43,599	42,531
Impact of dilutive stock options	—	1,038	—	1,156
Diluted common shares outstanding	43,650	43,630	43,599	43,687
Diluted net (loss) income per share	$(0.02)	$0.28	$(0.00)	$0.24

For the three and six months ended June 30, 2006, 275,000 and 503,000 stock options that could potentially dilute net (loss) income per share in the future are not included in the calculation of diluted net (loss) income per share as they would have been antidilutive.  The difference between basic and diluted shares for the three and six months ended June 30, 2005 is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

5. Comprehensive Income

The components of comprehensive income for the three and six months ended June 30, 2006 and 2005 consisted of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(713)	$12,043	$(5)	$10,648
Other comprehensive income:
Foreign currency translation adjustments	1,381	(848)	1,740	(962)
Comprehensive income	$668	$11,195	$1,735	$9,686

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

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The activity related to the purchase accounting restructuring accrual for the six months ended June 30, 2006 is summarized in the table below:

	Purchase Accounting Restructuring Accrual as of December 31, 2005	2006 Adjustments to Goodwill	2006 Payments	Purchase Accounting Restructuring Accrual as of June 30, 2006
Synavant
Facility exit costs	$4,289	$—	$(731)	$3,558
SAI
Lease termination costs	321	(66)	(255)	—
Total	$4,610	$(66)	$(986)	$3,558

7. Goodwill and Intangible Assets

The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

	As of June 30, 2006			As of December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets Subject To Amortization:
Purchased capitalized software	$2,441	$(2,301)	$140	$2,441	$(1,996)	$445
Capitalized software development costs	34,160	(23,569)	10,591	31,471	(21,130)	10,341
Customer relationship assets	16,427	(4,698)	11,729	16,397	(3,696)	12,701
Backlog	2,500	(2,500)	—	2,500	(2,491)	9
Non-compete covenants	3,732	(3,600)	132	3,718	(3,464)	254
Purchased database	5,177	(2,631)	2,546	5,151	(2,082)	3,069
Acquired technology	1,390	(223)	1,167	1,390	(84)	1,306
Trademarks	503	(128)	375	500	(82)	418
Other intangibles	474	(353)	121	474	(325)	149
Total	66,804	(40,003)	26,801	64,042	(35,350)	28,692
Intangible Assets Not Subject to Amortization:
Goodwill	90,257	—	90,257	90,440	—	90,440
Trademarks	6,732	—	6,732	6,732	—	6,732
Total	96,989	—	96,989	97,172	—	97,172
Total Goodwill and Intangible Assets	$163,793	$(40,003)	$123,790	$161,214	$(35,350)	$125,864

The changes in the carrying amount of intangible assets not subject to amortization for the six months ended June 30, 2006 is as follows:

	Balance as of December 31, 2005	Acquisitions / Purchase Accounting Adjustments	Currency Translation Adjustments	Balance as of June 30, 2006
Goodwill	$90,440	$(263)	$80	$90,257
Trademarks	6,732	—	—	6,732
Total	$97,172	$(263)	$80	$96,989

The Company conducts its annual impairment testing of goodwill as of October 1 each year. During the six months ended June 30, 2006, there were no changes in events or circumstances that would indicate impairment.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table reconciles net intangible assets subject to amortization for the period from December 31, 2005 to June 30, 2006:

	Net Intangibles	2006 Year-to-Date Activity			Net Intangibles
	as of December 31, 2005	Additions	Amortization	Translation and Other	as of June 30, 2006
Purchased capitalized software	$445	$—	$(305)	$—	$140
Capitalized software development costs	10,341	2,689	(2,439)	—	10,591
Customer relationship assets	12,701	—	(1,002)	30	11,729
Backlog	9	—	(9)	—	—
Non-compete covenants	254	—	(136)	14	132
Purchased database	3,069	—	(549)	26	2,546
Acquired technology	1,306	—	(139)	—	1,167
Trademarks	418	—	(46)	3	375
Other intangibles	149	—	(28)	—	121
Total	$28,692	$2,689	$(4,653)	$73	$26,801

Amortization expense related to intangible assets, including internally developed capitalized software costs, for the three month periods ended June 30, 2006 and 2005 was $2,434 and $2,104, respectively. Amortization expense related to intangible assets, including internally developed capitalized software costs, for the six month periods ended June 30, 2006 and 2005 was $4,653 and $4,144, respectively.  Aggregate annual amortization expense of intangible assets (exclusive of future additions) is estimated to be:

Year Ending December 31,
2006	$9,049
2007	7,316
2008	4,607
2009	2,753
2010	1,781
2011	1,493
Thereafter	4,455
31,454
Less: Year-to-date amortization expense	(4,653)
Net intangible assets subject to amortization as of June 30, 2006	$26,801

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. Restructuring and Other Charges

In the first quarter of 2006, the Company announced an Operational Effectiveness (“OE”) program, which is expected to reduce costs and increase profitability by a minimum of $20,000. As a result, the Company is in the process of re-examining its cost structure and has presently identified areas of opportunity in international operations, facilities consolidation, optimizing of delivery organizations and process automation and improvement.

In the second quarter of 2006, the Company recorded restructuring charges of $2,578 associated with the OE program.

During the three month period ended March 31, 2005, the Company intiated and completed a plan to exit a facility in New Jersey for which it has an operating lease expiring in September 2011. The accrued facility charge relates to vacating a New Jersey facility and for additional facilities vacated and accrued for in previous periods, for which it had operating leases expiring through February 2012, due to changes in current market conditions. The Company accrued for the present valued of these costs, net of estimated future sublease income. The Company also accrued for severance charges related to the elimination of certain senior and mid-level management positions. These charges are included within accrued facility and other charges on the consolidated balance sheets as of June 30, 2006 and December 31, 2005, and in facility and other charges on the consolidated statement of operations during the six months ended June 30, 2006.

The activity related to accrued facility and other charges for the six months ended June 30, 2006 is summarized in the table below:

	Accrued Restructuring and Other Charges as of December 31, 2005	2006 Restructuring and Other Charges	2006 Payments	Currency Translation Adjustments	Accrued Restructuring and Other Charges as of June 30, 2006
Facility exit costs	$5,332	$—	$(478)	$—	$4,854
Other	—	536	(536)	—	—
Severance	301	2,042	(1,968)	7	382
	$5,633	$2,578	$(2,982)	$7	$5,236

In connection with the plan initiated and completed during the six months ended June 30, 2005, the Company also wrote-off $1,030 of leasehold improvements included within facility and other charges in the consolidated statement of operations for the six months ended June 30, 2005.

9. Revolving Credit

The Company has a line-of-credit agreement with JPMorgan Chase (the “Agreement”) in the amount of $30,000 that expires on June 30, 2008. The Agreement is available to finance working capital needs and possible future acquisitions. The Agreement contains customary affirmative and negative covenants and also contains certain financial covenants, including those related to (a) a maximum leverage ratio at the end of any fiscal quarter, (b) a minimum interest coverage ratio at the end of any fiscal quarter and (c) a minimum fixed charge coverage ratio at the end of any fiscal quarter. The Agreement also restricts the Company’s ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of June 30, 2006, the Company was in compliance with all covenants and did not have any amounts outstanding under the Agreement.

As of June 30, 2006, the Company had outstanding letters-of-credit of approximately $5,337.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. Income Taxes

The Company’s effective income tax expense rate increased to 100.3% for the six months ended June 30, 2006, from 38.5% for the six months ended June 30, 2005. The Company’s effective income tax expense rate increased to 433.6% for the three months ended June 30, 2006, from 38.5% for the three months ended June 30, 2005.  The significant increase in our effective tax rate is primarily driven by the inability to benefit from losses in certain foreign jurisdictions, the impact of SFAS 123(R), and increased permanent non-deductible items over lower pre-tax profit.

11. Enterprise-Wide Data

Information about Business Segments:

In the second quarter of 2006, the Company changed its operating segments to reflect the reorganized business.  The Company has expanded its segments into four operating segments: sales solutions, marketing solutions, emerging solutions and a corporate segment.  The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is now utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources.  In identifying its reportable segments, the Company also considered the nature of services provided by its operating segments.

The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of certain administrative expenses.  Information about interest income and expense and income taxes is not provided on a segment level.  In addition, equity-based compensation is not allocated to the segments.  See Note 3 above for further discussion of the Company’s equity-based compensation.  The accounting policies of the segments are the same as the Company’s.  Information with respect to the Company’s segments follows:

Sales solutions includes products and sales support services which are used by, or provided to, the sales forces of our customers.

Marketing solutions primarily includes interactive marketing, data & analytics, consulting, and shipping fees. Shipping fees which are pass-through costs that bear little to no margin, are required to be included in revenues and costs based upon Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” These billable shipping transactions are primarily related to our interactive marketing activities.

Shipping and handling fees billed to customers are recorded as revenue and shipping and handling costs paid to vendors are recorded as operating costs.  Shipping and handling fees recorded as revenues and operating costs for the three months ended June 30, 2006 and 2005 were $5,743 and $4,936, respectively.  Shipping and handling fees recorded as revenues and operating costs for the six months ended June 30, 2006 and 2005 were $11,527 and $9,595, respectively.

Emerging solutions includes compliance solutions, clinical solutions, and contract sales force services.

Corporate includes costs and assets which are not representative of the results of the Company’s individual operating segments.  The Company allocates a significant portion of its gross corporate costs to the respective operating segments, to reflect the approximate value which has been incurred relating to services provided by the corporate entity.  In addition certain gross costs are considered to be overhead not attributable to any segment and as such, remain unallocated in Corporate.  Included among the unallocated overhead remaining within Corporate are costs for equity based compensation, audit and tax fees, excess facilities, administrative staff, and other ancillary costs.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following tables include revenue and operating income (loss) for each reportable segment for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Sales solutions	$69,214	$80,257	$135,554	$147,999
Marketing solutions	30,784	28,467	61,578	53,781
Emerging solutions	6,383	6,342	12,377	12,734
Total revenue	$106,381	$115,066	$209,509	$214,514

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Operating (loss) income:
Sales solutions	$12,133	$21,675	$22,052	$33,346
Marketing solutions	(2,493)	750	(3,776)	(422)
Emerging solutions	(345)	770	(552)	979
Corporate	(9,514)	(3,617)	(17,117)	(16,757)
Total operating (loss) income	$(219)	$19,578	$607	$17,146

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following tables include depreciation and amortization expense, capital expenditures and restructuring charges for each business segment for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Depreciation and amortization expense:
Sales solutions	$4,170	$3,039	$7,941	$5,700
Marketing solutions	875	868	1,660	1,851
Emerging solutions	301	292	592	553
Corporate	1,355	1,534	2,380	3,031
Total depreciation and amortization expense	$6,701	$5,733	$12,573	$11,135

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Capital expenditures:
Sales solutions	$2,357	$3,856	$4,046	$8,059
Marketing solutions	504	631	686	1,135
Emerging solutions	73	4	73	266
Corporate	1,718	5,375	2,200	8,293
Total capital expenditures	$4,652	$9,866	$7,005	$17,753

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Restructuring charges:
Sales solutions	$759	$—	$759	$—
Marketing solutions	954	—	954	—
Emerging solutions	4	—	4	—
Corporate	861	—	861	9,372
Total restructuring charges (1)	$2,578	$—	$2,578	$9,372

The following table includes total assets at June 30, 2006 and December 31, 2005 for each business segment.

	As of June 30, 2006	As of December 31, 2005
Assets:
Sales solutions	$137,149	$149,920
Marketing solutions	78,352	87,642
Emerging solutions	17,390	16,515
Corporate (2)	134,358	108,930
Total assets (3)	$367,249	$363,007

(1)             See Note 8 for further discussion of restructuring charges.

(2)             Corporate assets consist primarily of cash, property and equipment, prepaid taxes and deferred tax assets.

(3)             Goodwill was allocated to the new business segments on the basis of relative fair value, determined as of June 30, 2006, using a third party appraisal.

DENDRITE INTERNATIONAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Information about Geographic Areas:

Revenue is classified by the major geographic areas in which we operate.  All transfers between geographic areas have been eliminated from consolidated revenues. The following table presents revenues by geographic area:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
United States	$61,702	$73,680	$125,992	$133,127
Europe	29,348	27,397	55,908	55,339
All other	15,331	13,989	27,610	26,047
	$106,381	$115,066	$209,510	$214,513

The table above allocates license revenues on a legal basis. On a legal basis, license revenues have been allocated using the geographic location where the intellectual property is owned.

The following table presents long-lived assets by geographic area:

	As of June 30, 2006	As of December 31, 2005
United States	$166,633	$167,459
Europe	9,367	9,267
All other	9,992	10,586
	$185,992	$187,312

Information about Major Customers:

For the three month period ended June 30, 2006, the Company derived approximately 18% and 13% of it revenues from its two largest customers.  For the three month period ended June 30, 2005, the Company derived approximately 24% and 11 % of its revenue from its two largest customers.  For the six month period ended June 30, 2006, the Company derived approximately 18% and 12% of its revenues from its two largest customers. For the six month periods ended June 30, 2005, the Company derived approximately 25% of its revenues from its largest customer. As of June 30, 2006, approximately 11% of the Company’s accounts receivable balance was due from its second largest customer. As of December 31, 2005, approximately 15% and 10% of the Company’s accounts receivable balance was due from its two largest customers. Other than what has been presented above, no individual customer represented 10% or more of our total consolidated revenues or accounts receivable for or as of the periods presented.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21-E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by such acts. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our strategy, future operations, future expectations and future estimates, future financial position or results and future plans and objectives of management. Those statements in this Form 10-Q containing the words “believes,” “anticipates,” “plans,” “expects” and similar expressions constitute forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our Company and the pharmaceutical, life sciences and consumer packaged goods industries. All such forward-looking statements involve significant risks and uncertainties, including those risks identified in this Form 10-Q under “Factors That May Affect Future Results,” many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could be inaccurate. Actual results may differ materially from those indicated by the forward-looking statements included in this Form 10-Q, as more fully described under “Factors That May Affect Future Results.” In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by us or anyone else that we will achieve such results. Moreover, we do not plan to update these forward-looking statements to reflect actual results or changes in assumptions, expectations or projections. In addition, our financial and performance outlook concerning future revenues, margins, earnings, earnings per share and other operating or performance results does not include the impact of any future acquisitions, future acquisition-related expenses or accruals, or any future restructuring or other charges that may occur from time-to-time due to management decisions and changing business circumstances and conditions.

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

We evaluate our performance based upon a number of operating metrics. Key metrics are revenues, operating income, diluted net income per share, operating cash flow and days sales outstanding. Our goal is to execute our strategy to yield growth in revenues, operating income and diluted net income per share.

In 2006, we have announced an Operational Effectiveness (“OE”) program to streamline our cost structure and realign the Company to drive efficiency and support our growth objectives.   The OE program involves an extensive review of the entire Company from which we intend to identify a minimum of $20 million of annualized cost savings during 2006.  Our execution of the necessary cost saving actions will result in additional severance and other associated costs during 2006. During the three months ended June 30, 2006, we have already identified a portion of our cost savings target, and certain actions have already been taken, which resulted in restructuring and other charges of approximately $2.6 million during the period.  We expect to incur approximately $25 to $30 million of additional cash and non-cash charges related to OE during the third and fourth quarters of 2006.  We do not expect to fully realize the savings from our OE initiatives in 2006.

In recent years, we have presented a breakout of our revenues into the three categories of sales solutions, marketing solutions and shipping. These categories were reflective of how our service offerings were marketed to and viewed by our customers, and we believe they provided useful information to understand the changes in our revenues across periods. They

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

are not reflective of the way we have managed our business, and therefore associated operating costs and assets by revenue category have not been available on a global basis. Based upon this, we operated under one reportable segment for disclosure purposes under Statement of Financial Accounting Standards 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS 131”) through March 31, 2006. During 2006, we initiated and completed a process to reorganize our business and to capture transactional data in a format that will enable the reporting of various financial information broken into three new discrete operating segments.  We have reclassified our current and historical revenues operating income, assets and other select data into these new groupings which management is now utilizing to manage the business. Our four operating segments are sales solutions, marketing solutions, emerging solutions as well as a corporate segment. Below is a description of these operating segments:

Sales solutions business includes products and sales support services which are used by, or provided to, the sales force of our customers.

Marketing solutions business primarily includes interactive marketing, data and analytics, campaign management, and shipping fees. Our shipping fees which are pass-through costs that bear little to no margin, and are required to be included in revenues and costs based upon Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” These billable shipping transactions are primarily related to our interactive marketing activities.

Emerging solutions business includes compliance solutions, clinical solutions, and contract sales force services. While these businesses are not individually significant to our total revenues today, we believe they represent significant growth opportunities in the future.

 Corporate includes costs and assets which are not representative of the results of the Company’s individual operating segments.  The Company does allocate a significant portion of its gross corporate costs to the respective operating segments, to reflect the approximate value which has been incurred relating to services provided by the corporate entity.  In addition certain gross costs are considered to be overhead not attributable to any segment and as such, remain unallocated in Corporate.  Included among the unallocated overhead remaining within Corporate are costs for equity based compensation, audit and tax fees, excess facilities, administrative staff, and other ancillary costs.

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

In December 2004, the FASB issued SFAS No. 123(R). SFAS 123(R) is a revision of SFAS No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options or shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

Optas

On September 12, 2005, we completed the acquisition of Optas. Based in Woburn, Massachusetts, Optas provided privacy-safe relationship marketing solutions for patients and physicians. Optas’ results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. Optas revenues are presented within our marketing solutions segment.

The aggregate purchase price for Optas was approximately $13,188, including $349 of legal and professional fees. In accordance with the purchase agreement, $1,800 of the purchase price was held in escrow as of June 30, 2006. The $1,800 held in escrow, less amounts claimed against escrow, if any, is payable as follows: approximately $600 within five business days after September 12, 2006; and approximately $1,200 within five business days after March 12, 2007. The valuation of certain intangibles assets was finalized in the second quarter of 2006. The assets acquired and liabilities assumed in connection with the Optas acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

Buzzeo

On January 4, 2005, we completed the strategic acquisition of Buzzeo. Based in Richmond, Virginia, Buzzeo provided compliance, auditing, consulting and reconciliation outsourcing services to the pharmaceutical and life sciences industry. This acquisition further expands our sample and compliance management solution offerings.  Buzzeo’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. Buzzeo revenues are characterized as compliance solutions within our emerging solutions segment.

The aggregate purchase price for Buzzeo was approximately $10,759, including $33 of legal and professional fees. Approximately $487 of the remaining purchase price was paid in April 2006. In accordance with the purchase agreement, $1,025 was released from escrow in the first quarter of 2006. The valuation of certain intangibles assets was finalized in the fourth quarter of 2005. The assets acquired and liabilities assumed in connection with the Buzzeo acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

REVENUES

	Three Months Ended			%	2006%	2005%
	June 30,		$ Increase	Increase /	of Total	of Total
	2006	2005	/ (Decrease)	(Decrease)	Revenues	Revenues
Revenues:
Sales solutions	$69,214	$80,257	$(11,043)	(14)%	65%	70%
Marketing solutions	30,784	28,467	2,317	8%	29%	25%
Emerging solutions	6,383	6,342	41	1%	6%	5%
Total revenues	$106,381	$115,066	$(8,685)	(8)%	100%	100%

Total revenues decreased by 8% for the three months ended June 30, 2006 compared with the three months ended June 30, 2005. Total revenues in the United States decreased by 15% from the three months ended June 30, 2005, and were $61,702, or approximately 58% of total revenues. This decrease in the United States was primarily due to reduced spending by our largest customer, and a $4,000 one-time contract cancellation settlement from a mid-market pharmaceutical company that exited the United States market recorded during the three months ended June 30, 2005 partially offset by revenue from the September 2005 acquisition of Optas and organic growth in our Marketing Solutions business.  Our international revenues were $44,679, or approximately 42% of total revenues in the quarter, which increased by 6% from 2005, which was primarily due to increased license fee revenues in our Asia market, partially offset by unfavorable foreign currency impact in Asia and the roll-off of a larger European customer during the second quarter of 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

OPERATING COSTS & EXPENSES

	Three Months Ended			%	2006%	2005%
	June 30,		$ Increase	Increase/	of Total	of Total
	2006	2005	/ (Decrease)	(Decrease)	Revenues	Revenues
Operating Costs & Expenses:
Operating costs (including shipping)	$59,398	$58,829	$569	1%	56%	51%
Selling, general and administrative	42,095	34,075	8,020	24%	40%	30%
Research and development	1,494	1,454	40	3%	1%	1%
Restructuring and other charges	2,578	—	2,578	NM	2%	0%
Amortization of acquired intangible assets	1,035	1,130	(95)	-8%	1%	1%
Total operating costs & expenses	$106,600	$95,488	$11,112	12%	100%	83%

As part of our effort to realign the Company in order to drive efficiency and support our growth objectives, we announced plans to identify initiatives during 2006 that will generate approximately $20 million of annualized cost savings. During the three months ended June 30, 2006, we have already identified a portion of our cost savings target, and certain actions have already been taken, which resulted in restructuring and other charges of approximately $2.6 million during the period.  We expect to incur significant additional charges related to OE during the third and fourth quarters of 2006.  We do not expect to fully realize the savings from these efforts in 2006.

OPERATING COSTS (including shipping). Operating costs increased 1% for the three months ended June 30, 2006 compared with the three months ended June 30, 2005. As a percentage of revenues, operating costs increased to 56% for the three months ended June 30, 2006 versus 51% for the three months ended June 30, 2005. This increase was due to our 2005 acquisition of Optas, increased marketing and compliance solutions business, which require higher incremental cost to deliver, and increased pass-through postage costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased 24% for the three months ended June 30, 2006 compared with the three month ended June 30, 2005. The SG&A cost increased due to higher costs related to stock based compensation expense of $2,145, strategic consulting costs related to our effort to realign the Company and increased other compensation expense. As a percentage of revenues, SG&A increased to 40% for the three months ended June 30, 2006, up from 30% compared with the three months ended June 30, 2005.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses for the three months ended June 30, 2006 was flat versus the three months ended June 30, 2005. As a percentage of revenues, R&D expenses remained flat at 1% for the three month periods ended June 30, 2006 and June 30, 2005. R&D expenses plus additions to capitalized software development costs, increased 23% from $2,486 for the three months ended June 30, 2005, to $3,057 for the three months ended June 30, 2006. This increase in gross R&D was primarily due to the capitalized development of a new handheld electronic signature capture application which involved resources that are normally billable to clients and therefore not typically included within gross R&D spend.

RESTRUCTURING AND OTHER CHARGES. During the three months ended June 30, 2006, we recorded $2,578 of restructuring and other charges. This charge included approximately $2,042 of severance and $536 of costs related to the re-focusing of our Japanese data business, all relating to our 2006 OE initiative. No such charges were incurred for the three months ended June 30, 2005. We expect to incur approximately $25 to $30 million of additional charges related to OE during the third and fourth quarters of 2006, and some charges may also be incurred during the early part of 2007.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets decreased 8% over the three months ended June 30, 2005. The decrease primarily reflects certain intangibles assets related to the Software Associates International (“SAI”) and Synavant acquisitions, which were fully amortized as of June 30, 2005, partially offset by additional amortization of intangibles related to the Schwarzeck, Buzzeo and Optas acquisitions.

PROVISION FOR INCOME TAXES. Our effective income tax expense rate increased to 433.6% for the three months ended June 30, 2006, from 38.5% for the three months ended June 30, 2005. The significant increase in our effective tax rate is primarily driven by the inability to benefit from losses in certain foreign jurisdictions, the impact of SFAS 123(R), and increased permanent non-deductible items over lower pre tax book earnings as compared to 2005.  We believe that our full year effective tax rate will continue to be volatile as the rate will continue to be impacted by our cost reduction initiatives.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

REVENUES

	Six Months Ended			%	2006%	2005%
	June 30,		$ Increase	Increase/	of Total	of Total
	2006	2005	/ (Decrease)	(Decrease)	Revenues	Revenues
Revenues:
Sales solutions	$135,554	$147,998	$(12,444)	(8)%	65%	69%
Marketing solutions	61,579	53,781	7,798	14%	29%	25%
Emerging solutions	12,377	12,734	(357)	(3)%	6%	6%
Total revenues	$209,510	$214,513	$(5,003)	(2)%	100%	100%

Total revenues decreased by 2% for the six months ended June 30, 2006 compared with the six months ended June 30, 2005. Our international revenues were $83,518, or approximately 40% of total revenues for the six months ended June 30, 2006, were relatively flat from 2005. Total revenues in the United States decreased by 4% from the six months ended June 30, 2005, and were $125,992, or approximately 60%, of total revenues. This decrease in the United States was primarily due to reduced spending by our largest customer, and a $4,000 one-time contract cancellation settlement from a mid-market pharmaceutical company that exited the United States market recorded during the six months ended June 30, 2005 which was partially offset by revenue from the 2005 acquisition of Optas and organic growth in our Marketing Solutions business.

OPERATING COSTS & EXPENSES

	Six Months Ended			%	2006%	2005%
	June 30,		$ Increase	Increase/	of Total	of Total
	2006	2005	/ (Decrease)	(Decrease)	Revenues	Revenues
Operating Costs & Expenses:
Operating costs (including shipping)	$119,149	$112,480	$6,669	6%	57%	52%
Selling, general and administrative	81,891	69,863	12,028	17%	39%	33%
Research and development	3,228	3,272	(44)	(1)%	2%	2%
Restructuring and other charges	2,578	9,372	(6,794)	(72)%	1%	4%
Amortization of acquired intangible assets	2,057	2,380	(323)	(14)%	1%	1%
Total operating costs & expenses	$208,903	$197,367	$11,536	6%	100%	92%

OPERATING COSTS (including shipping). Operating costs increased 6% for the six months ended June 30, 2006 compared with the six months ended June 30, 2005. As a percentage of revenues, operating costs increased to 57% for the six months ended June 30, 2006 versus 52% for the six months ended June 30, 2005. This increase was due to our September 2005 acquisition of Optas, increased marketing and compliance solutions business which require higher incremental costs to deliver and increased pass-through postage costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased 17% for the six months ended June 30, 2006 compared with the six months ended June 30, 2005.  SG&A cost increased due to higher costs related to stock based compensation expense of $4,067, and strategic consulting costs related to our effort to realign the Company and increased other compensation expense. As a percentage of revenues, SG&A increased to 39% for the six months ended June 30, 2006, up from 33% compared with the six months ended June 30, 2005.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses for the six months ended June 30, 2006 was relatively flat versus the six months ended June 30, 2005. As a percentage of revenues, R&D expenses remained flat at 2% for the six month period ended June 30, 2006 and June 30, 2005. R&D expenses plus additions to capitalized software development costs, increased 4% from $5,711 for the six months ended June 30, 2005, to $5,917 for the six months ended June 30, 2006. This increase in gross R&D was primarily due to the capitalized development of a new handheld electronic signature capture application which involved resources that are normally billable to clients and therefore not typically included within gross R&D spend.

RESTRUCTURING AND OTHER CHARGES. During the six months ended June 30, 2006, we recorded $2,578 of restructuring and other charges. The charges include approximately $2,042 of severance and $536 of costs related to the re-focusing of our Japanese data business, all relating to our 2006 OE initiative. We expect to incur significant additional restructuring costs during the remainder of 2006 in connection with our cost savings initiative.  During the six months ended June 30, 2005, we recorded $7,649 of facility-related charges and a severance charge of $1,723. The facility charges consist

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

of $6,619 related to vacating a New Jersey facility and for additional facilities vacated in previous periods due to changes in current market conditions, as well as $1,030 related to the write-off of leasehold improvements associated with the exit of our New Jersey facility.  The $1,723 severance charge relates to the elimination of certain senior and mid-level management positions.  We expect to incur approximately $25 to $30 million of additional charges related to OE during the third and fourth quarters of 2006.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets decreased 14% over the six months ended June 30, 2005. The decrease primarily reflects certain intangibles assets related to the Software Associates International (“SAI”) and Synavant acquisitions, which were fully amortized as of June 30, 2005, partially offset by additional amortization of intangibles related to the Schwarzeck, Buzzeo and Optas acquisitions.

PROVISION FOR INCOME TAXES. Our effective income tax expense rate increased to 100.3% for the six months ended June 30, 2006, from 38.5% for the six months ended June 30, 2005. The significant increase in our effective tax rate is primarily driven by the inability to benefit from losses in certain foreign jurisdictions, the impact of SFAS 123(R), and increased permanent non-deductible items over lower pre tax book earnings as compared to 2005.  We believe that our full year effective tax rate will continue to be volatile as the rate will continue to be impacted by our cost reduction initiatives.

SEGMENT REVENUE AND OPERATING INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Sales Solutions

	Three Months Ended			%
	June 30,		$ Increase	Increase /
	2006	2005	/ (Decrease)	(Decrease)
Revenue	$69,214	$80,257	$(11,043)	(14)%
Restructuring and other charges	$759	$—	$759	N/A
Operating income	$12,133	$21,675	$(9,542)	(44)%

Sales solutions revenues accounted for approximately 65% of total Company revenues during the three months ended June 30, 2006, which decreased 14% compared with the three months ended June 30, 2005. Revenues in the United States decreased by 19%, due to reduced spending by our largest customer, a $4,000 one-time contract cancellation settlement from a mid-market pharmaceutical company that exited the United States market recorded during the three months ended June 30, 2005 and a large client rollout project which we were completing during the three months ended June 30, 2005.  We expect the trend of decreased spending from our largest customer to continue. As a result, we currently expect less revenue from this customer in 2006 and beyond. Our current contract with this customer for U.S. sales force effectiveness and related services has been renewed through 2006, subject to right of the customer to reduce or modify certain services. The customer is re-evaluating a significant portion of such U.S. services for 2007 in a request for proposal process in which we are participating. Our international sales increased by approximately $1,000 or 4%, primarily due to increased license fee revenues in our Asian market partially offset by an unfavorable foreign currency impact in Asia and the roll-off of a larger European customer during the second quarter of 2005.

Operating income decreased by 44% compared with the three months ended June 30, 2005.  This decrease was primarily due to reduced spending by our largest customer for the three months ended June 30, 2006, and a $4,000 one-time settlement recorded during the three months ended June 30, 2005 and a large client rollout project which we were completing during the three months ended June 30, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

Marketing Solutions

	Three Months Ended			%
	June 30,		$ Increase	Increase /
	2006	2005	/ (Decrease)	(Decrease)
Revenue	$30,784	$28,467	$2,317	8%
Restructuring and other charges	$954	$—	$954	N/A
Operating income	$(2,493)	$750	$(3,243)	(432)%

Marketing solutions revenues accounted for approximately 29% of total Company revenues during the three months ended June 30, 2006, which increased by approximately 8% compared with the three months ended June 30, 2005. This increase was primarily due to growth in our United States marketing solutions business, which increased by 18% over the prior year, primarily from added revenue from our 2005 acquisition of Optas. Our international marketing solution revenues increased by approximately 2% compared with the three months ended June 30, 2005, due to increases in consulting and data, partially offset by a decrease in interactive marketing revenues.

Also included in marketing solutions revenue is low gross margin revenue consisting primarily of shipping fees which accounted for approximately $6,122 or 6% of total revenues for the three months ended June 30, 2006, and increased by approximately 9% compared with approximately $5,592 for the three months ended June 30, 2005. Shipping revenues contribute little to no margin and result from pass-through shipping costs associated with our global integrated marketing business.

Operating (loss) income decreased by 432% compared with the three months ended June 30, 2005.  This decrease was primarily due to severance costs recorded in the three months ended June 30, 2006 and higher incremental costs to deliver various marketing solutions offerings in the three months ended June 30, 2006 as compared with the three months ended June 30, 2005.

Emerging Solutions

	Three Months Ended			%
	June 30,		$ Increase	Increase /
	2006	2005	/ (Decrease)	(Decrease)
Revenue	$6,383	$6,342	$41	1%
Restructuring and other charges	$4	$—	$4	N/A
Operating income	$(345)	$770	$(1,115)	(145)%

Emerging solutions revenues accounted for approximately 6% of total Company revenues during the three months ended June 30, 2006, and increased by $41 or 1% compared with the three months ended June 30, 2005. This increase was due to organic growth in revenues from our compliance solution services which grew by 38% and our European contract sales force business which increased by 47% partially offset by a reduction of ongoing clinical solution services with our largest customer versus the three months ended June 30, 2005.

Operating (loss) income decreased by 145% compared with the three months ended June 30, 2005.  This decrease was primarily due to a reduction of ongoing clinical solution services with our largest customer versus the three months ended June 30, 2005.

Corporate

	Three Months Ended			%
	June 30,		$ Increase	Increase /
	2006	2005	/ (Decrease)	(Decrease)
Operating expenses	$(9,514)	$(3,617)	$(5,897)	163%
Restructuring and other charges	$861	$—	$861	N/A

Operating expenses increased by 163% compared with the three months ended June 30, 2005.  This increase was primarily due to severance costs recorded, higher costs related to stock based compensation expense, strategic consulting costs related to our effort to realign the Company for the three months ended June 30, 2006 and increased other compensation expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Sales Solutions

	Six Months Ended			%
	June 30,		$ Increase	Increase /
	2006	2005	/ (Decrease)	(Decrease)
Revenue	$135,554	$147,999	$(12,445)	(8)%
Restructuring and other charges	$759	$—	$759	N/A
Operating income	$22,052	$33,346	$(11,294)	(34)%

Sales Solutions revenues accounted for approximately 65% of total Company revenues during the six months ended June 30, 2006, and decreased 8% compared with the six months ended June 30, 2005. Revenues in the United States decreased by 9%, due to reduced spending by our largest customer, a $4,000 one-time contract cancellation settlement from a mid-market pharmaceutical company that exited the United States market recorded during the six months ended June 30, 2005 and a large client rollout project which we were completing during the six months ended June 30, 2005.  We expect the trend of decreased spending from our largest customer to continue. As a result, we currently expect less revenue from this customer in 2006 and beyond. Our current contract with this customer for U.S. sales force effectiveness and related services has been renewed through 2006, subject to right of the customer to reduce or modify certain services. The customer is re-evaluating a significant portion of such U.S. services for 2007 in a request for proposal process in which we are participating.  International sales decreased by approximately $1,500 or 3%, primarily due to the roll-off of a larger European customer during the second quarter of 2005 and reduced European license fees, which was partially offset by growth in license revenues in Asia and increased ongoing service fees resulting from regional deals Latin America.

Operating income decreased by 34% compared with the six months ended June 30, 2005.  This decrease was primarily due to reduced spending by our largest customer for the six months ended June 30, 2006, and a $4,000 one-time settlement recorded during the six months ended June 30, 2005 and a large client rollout project which we were completing during the six months ended June 30, 2005.

Marketing Solutions

	Six Months Ended			%
	June 30,		$ Increase	Increase /
	2006	2005	/ (Decrease)	(Decrease)
Revenue	$61,578	$53,781	$7,797	14%
Restructuring and other charges	$954	$—	$954	N/A
Operating loss	$(3,776)	$(422)	$(3,354)	795%

Marketing solutions revenues accounted for approximately 29% of total Company revenues during the six months ended June 30, 2006, and increased by approximately 14% compared with the six months ended June 30, 2005. This increase was primarily due to growth in our United States business, which increased by 49% over the prior year, primarily from growth in our interactive marketing business and added revenue from our September 2005 acquisition of Optas. Growth in interactive marketing revenues resulted from increased services to one of our larger customers and other new business. Our international marketing solution revenues increased by approximately 2% compared with the six months ended June 30, 2005, due to increases in consulting and data, partially offset by a decrease in interactive marketing revenues.

Also included in marketing solutions revenue is low gross margin revenue consisting primarily of shipping fees which accounted for approximately $12,318 or 6% of total revenues for the six months ended June 30, 2006, which increased by approximately 13% compared with approximately $10,876 for the six months ended June 30, 2005. Shipping revenues contribute little to no margin and result from pass-through shipping costs associated with our global integrated marketing business.

Operating loss increased $3,354 from the six months ended June 30, 2005 to $3,776 for the six months ended June 30, 2006.  This increase was primarily due to restructuring costs recorded in the six months ended June 30, 2006 and higher incremental costs to deliver various marketing solutions offerings for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

Emerging Solutions

	Six Months Ended			%
	June 30,		$ Increase	Increase /
	2006	2005	/ (Decrease)	(Decrease)
Revenue	$12,377	$12,734	$(357)	(3)%
Restructuring and other charges	$4	$—	$4	N/A
Operating (loss) income	$(552)	$979	$(1,531)	(156)%

Emerging solution revenues accounted for approximately 6% of total Company revenues during the six months ended June 30, 2006, which decreased by $357 or 3% compared with the six months ended June 30, 2005. This decrease was due to a reduction of ongoing clinical solution services with our largest customer, partially offset by organic growth in revenues from our compliance solution services, which grew by 39% and our European contract sales force business, which increased by 40% versus the six months ended June 30, 2005.

Operating income decreased by $1,531 from income to a loss of $552 as compared with the six months ended June 30, 2005.  This decrease was primarily due to a reduction of ongoing clinical solution services with our largest customer versus the six months ended June 30, 2005.

Corporate

	Six Months Ended			%
	June 30,		$ Increase	Increase /
	2006	2005	/ (Decrease)	(Decrease)
Operating expenses	$(17,117)	$(16,757)	$(360)	2%
Restructuring and other charges	$861	$9,372	$(8,511)	(91)%

Operating expenses increased by $360 from $16,757 to $17,117 for the six months ended June 30, 2006.  This increase was primarily due to restructuring costs recorded, higher costs related to stock based compensation expense, strategic consulting costs related to our effort to realign the Company and increased other compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, working capital was $88,231 compared to $82,247 as of December 31, 2005. Cash and cash equivalents were $80,395 as of June 30, 2006, compared to $66,145 as of December 31, 2005. These increases were primarily attributable to cash generated by operating activities offset by payments made in connection with purchase of property and equipment.

We finance our business primarily through cash generated by operations. Net cash provided by operating activities was $21,906 and $20,994 for the six month periods ended June 30, 2006 and 2005, respectively. The increase was primarily related to the collections of accounts receivable and depreciation and amortization. During the three months ended June 30, 2006, our accounts receivable days sales outstanding decreased to 58, from 67 days for the three months ended December 31, 2005, due to the collections of previously deferred revenue in late December 2005 and improvements in our collection process during the six months ended June 30, 2006. Our accrued facility and other charges resulted in lower net income for the six months ended June 30, 2005, but had a minimal effect on our operating cash flows. Future payments of these accruals will have a negative impact on future operating cash flows. Impacting our operating cash flow were payments of income taxes, purchase accounting restructuring charges, and accounts payable and accrued expenses.

Cash used in investing activities was $9,694 for the six months ended June 30, 2006, which was primarily attributable to purchases of property and equipment as well as additions to capitalized software development costs. Cash used in investing activities was $30,364 for the six months ended June 30, 2005, which included payments for the Buzzeo and Uto Brain acquisitions as well as additions to capitalized software development costs and purchases of property and equipment. Additions of property and equipment in 2005 primarily related to our new hardware facility in New Jersey, as well as investing in our helpdesk automation process and interactive marketing machinery.

As anticipated, purchases of property and equipment decreased for the six months ended June 30, 2006 versus the comparable prior year period. During 2006, excluding expenditures related to the OE initiative we expect capital spending in the range of approximately $15,000 to $18,000 primarily to support the Company’s infrastructure and productivity initiatives. This expected range of capital spending does not include any capital requirements that could be required in support of streamlining our cost structure, which could require

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

additional capital spending in support of business automation, facility consolidation, or other improvement initiatives. We review our capital expenditure program periodically and adjust it as required to meet current needs.

Cash provided by financing activities was $1,246 for the six months ended June 30, 2006, compared to $1,637 for the six months ended June 30, 2005. The decrease of $391 was primarily attributed to lower proceeds from the issuance of common stock.

We expect to spend approximately $25,000 to $30,000 in cash relating to our OE initiative, excluding capital investments.

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

Contractual Obligations and Commitments

We have a line-of-credit agreement with JPMorgan Chase (the “Agreement”) in the amount of $30,000 that expires on June 30, 2008. The Agreement is available to finance working capital needs and possible future acquisitions. The Agreement contains customary affirmative and negative covenants and also contains certain financial covenants, including those related to (a) a maximum leverage ratio at the end of any fiscal quarter, (b) a minimum interest coverage ratio at the end of any fiscal quarter and (c) a minimum fixed charge coverage ratio at the end of any fiscal quarter. The Agreement also restricts our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of June 30, 2006, we were in compliance with all covenants and did not have any amounts outstanding under the Agreement.

Our principal commitments at June 30, 2006 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	July 1, 2006 Through December 31, 2006	2007	2008	2009	2010	Thereafter
Capital leases	$2,290	$653	$1,565	$72	$—	$—	$—
Minimum guarantees	4,912	912	2,000	2,000	—	—	—
Operating leases (1)	90,176	10,427	16,618	12,969	11,902	10,892	27,368
Total	$97,378	$11,992	$20,183	$15,041	$11,902	$10,892	27,368$

(1)             Operating lease amounts include $15,205 of future operating lease payments, excluding estimated future sublease income, accrued for in accrued facility charges and in the purchase accounting restructuring accruals related to the Synavant and SAI acquisitions.

As of June 30, 2006, letters-of-credit for approximately $5,337 were outstanding related to deposits on certain facilities.

We have an agreement with a venture capital fund promoting technology businesses in New Jersey with a commitment to contribute $1,000 to the fund, callable at the discretion of the general partner in $100 increments. As of June 30, 2006, $600 has been paid, with $400 of the commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners. This asset is recorded within other assets in the accompanying consolidated balance sheet.

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

A significant agreement with our largest customer covering U.S. salesforce effectiveness services is scheduled to renew on January 1, 2007, subject to a right of the customer to terminate at renewal. The customer is re-evaluating a significant portion of such U.S. services for 2007 in a process in which we are participating. We cannot assure you that the contract will renew for 2007, that it will renew upon substantially similar terms or that it will cover substantially similar services as those currently provided to this customer.

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

FUTURE RESTRUCTURING MAY ADVERSELY IMPACT OUR OPERATIONS

We have announced and are executing plans to identify and reduce costs in our business. As a result, we expect to incur severance and other associated costs for these actions which may adversely affect our future operating results.

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

WE MAY FACE RISKS ASSOCIATED WITH EVENTS WHICH MAY AFFECT THE WORLD ECONOMY

World events such as terrorist attacks, the current military action in the Middle East and elsewhere, and hostilities in the Middle East, Asia and other geographical areas, have and may in the future weaken the U.S. and world economies. Any resultant weaknesses in these economies may adversely affect our business, financial condition or results of operations or the businesses of our customers.

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

ITEM 4. Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on their evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2006 solely because of the material weakness in internal control over financial reporting described below.  Management considers internal control over financial reporting to be an integral component of disclosure procedures.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2005, our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting and concluded that our system of internal control over financial reporting was effective as of December 31, 2005. During the second quarter of 2006, management identified a material weakness in internal control at Optas, Inc., a component of our Marketing solutions segment.  Specifically, the controls to ensure that revenue is recognized in the appropriate accounting period did not operate effectively at Optas, Inc.  This material weakness resulted in an overstatement of revenue that was corrected by management in the consolidated financial statements and not material to the overall presentation of Dendrite’s consolidated financial statements.  However due to the potential for additional misstatement this deficiency was concluded to represent a material weakness. Optas, Inc., which represents approximately 2% of consolidated revenues for the six months ended June 30, 2006, was acquired during the third quarter of 2005 and, as permitted by applicable SEC rules, was excluded from the scope of our internal control assessment at December 31, 2005.

As of the date of this filing, we are taking the steps necessary to fully remediate this material weakness in our internal control over financial reporting.  These internal controls will be subjected to testing by Dendrite’s internal and external auditors in connection with management’s annual assessment of the effectiveness of internal control over financial reporting as of December 31, 2006.  There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on April 19, 2006 (the “Annual Meeting”). The following proposals were considered and voted upon at the Annual Meeting:

1.   Election of Directors. The following directors were nominated for election to the Board of Directors until the next Annual Meeting or until their successors are duly chosen and qualified: John Bailye, John Fazio, Bernard Goldsmith, Edward Kfoury, Peter Ladell, Paul Margolis, John Martinson, Peter Tombros and Patrick Zenner. The votes cast and withheld for such nominees were as follows:

Name	For	Withheld
John Bailye	37,128,901	931,482
John Fazio	37,352,936	707,447
Bernard Goldsmith	32,559,545	5,500,838
Edward Kfoury	34,886,715	3,173,668
Peter Ladell	35,455,252	2,605,131
Paul Margolis	37,134,101	926,282
John Martinson	37,122,001	938,382
Peter Tombros	37,256,836	803,547
Patrick Zenner	32,367,474	5,692,909

2.  Ratification of Independent Registered Public Accounting Firm. The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the Company’s 2006 fiscal year was proposed. There were 38,029,720 votes cast for the proposal, 26,271 votes cast against the proposal and 3,692 abstentions.

Based on these voting results, each of the directors nominated was elected and the proposal was approved.

ITEM 6.  Exhibits

10.1	Restated Employment Agreement dated May 16, 2006 between the Company and John E. Bailye

10.2	Employment Agreement dated May 26, 2006 between the Company and Ronald W. Pearce

10.3	Transition Agreement and General Release dated June 6, 2006 between the Company and Mark H. Cieplik

10.4	Employment Agreement dated June 28, 2006 between the Company and Carl L. Cohen

10.5	New Hire Authorization - Updated Appendix

31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeffrey J. Bairstow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: August 9, 2006

By:	/s/ John E. Bailye
John E. Bailye,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffrey J. Bairstow
Jeffrey J. Bairstow,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Restated Employment Agreement dated May 16, 2006 between the Company and John E. Bailye

10.2	Employment Agreement dated May 26, 2006 between the Company and Ronald W. Pearce

10.3	Transition Agreement and General Release dated June 6, 2006 between the Company and Mark H. Cieplik

10.4	Employment Agreement dated June 28, 2006 between the Company and Carl L. Cohen

10.5	New Hire Authorization - Updated Appendix

31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeffrey J. Bairstow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and Jeffrey J. Bairstow, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002