Form 10-Q
period 2006-09-30
DENDRITE INTERNATIONAL INC
filed 2006-11-02
CIK 880321

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of October 30, 2006, 43,779,092 shares of Dendrite International, Inc. no par value common stock were outstanding.

DENDRITE INTERNATIONAL, INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005

Revenues	$102,973	$114,360	$312,483	$328,873

Operating Costs & Expenses:
Operating costs	56,172	61,252	175,321	173,732
Selling, general and administrative	39,816	33,395	121,707	103,258
Research and development	1,607	1,343	4,835	4,615
Restructuring and other charges	12,660	—	15,238	9,372
Amortization of acquired intangible assets	1,074	960	3,131	3,340
Total operating costs & expenses	111,329	96,950	320,232	294,317

Operating (loss) income	(8,356)	17,410	(7,749)	34,556

Interest income, net	(644)	(150)	(1,602)	(315)
Other expense, net	31	35	77	32

(Loss) income before income tax (benefit) expense	(7,743)	17,525	(6,224)	34,839
Income tax (benefit) expense	(1,698)	6,747	(174)	13,413

Net (loss) income	$(6,045)	$10,778	$(6,050)	$21,426

Net (loss) income per share:
Basic	$(0.14)	$0.25	$(0.14)	$0.50
Diluted	$(0.14)	$0.24	$(0.14)	$0.49

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

(UNAUDITED)

	September 30,	December 31,
	2006	2005
Assets

Current Assets:
Cash and cash equivalents	$84,147	$66,145
Accounts receivable, net of allowance for doubtful accounts of $1,000	67,106	80,167
Prepaid expenses and other current assets	7,945	8,544
Asset held for sale	8,545	—
Deferred income taxes	13,035	8,848
Total current assets	180,778	163,704

Property and equipment, net of accumulated depreciation of $72,624 and $61,019, respectively	38,578	52,592
Other assets	9,355	8,856
Goodwill	92,332	90,440
Intangible assets, net	27,038	25,083
Capitalized software development costs, net	10,380	10,341
Deferred income taxes	12,011	11,991
	$370,472	$363,007
Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$8,138	$7,677
Income taxes payable	8,272	9,518
Capital lease obligations	1,408	1,383
Accrued compensation and benefits	18,887	17,950
Accrued professional and consulting fees	6,164	5,690
Accrued restructuring and other charges	8,138	1,490
Other accrued expenses	20,376	17,468
Purchase accounting restructuring accrual	960	1,601
Deferred revenues	15,430	18,680
Total current liabilities	87,773	81,457

Capital lease obligations	389	1,648
Purchase accounting restructuring accrual	2,269	3,009
Accrued restructuring and other charges	3,387	4,143
Deferred rent	5,425	5,740
Other non-current liabilities	5,617	5,595

Stockholders' Equity:
Preferred stock, no par value, 15,000,000 shares authorized, none issued	—	—
Common stock, no par value, 150,000,000 shares authorized, 46,583,869 and 46,353,252 shares issued; 43,722,566 and 43,491,949 shares outstanding at September 30, 2006 and December 31, 2005, respectively	153,728	149,947
Retained earnings	142,899	148,948
Deferred compensation	—	(4,419)
Accumulated other comprehensive income (loss)	722	(1,324)
Less treasury stock, at cost	(31,737)	(31,737)
Total stockholders' equity	265,612	261,415
	$370,472	$363,007

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net (loss) income	$(6,050)	$21,426
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	19,090	18,026
Asset impairment	4,454	1,030
Stock-based compensation	5,941	103
Deferred income taxes	(3,869)	(2,277)
Excess tax benefits from stock-based awards	(229)	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	14,725	(1,825)
Decrease in prepaid expenses and other current assets	860	56
Increase in other assets	(368)	(1,277)
Increase in accounts payable and accrued expenses	567	1,599
Increase in accrued restructuring and other charges	5,829	6,618
Decrease in purchase accounting restructuring accrual	(1,118)	(2,180)
Decrease in income taxes payable	(1,004)	(1,621)
(Decrease) increase in deferred revenue	(3,579)	221
Decrease in other non-current liabilities	(2)	(70)

Net cash provided by operating activities	35,247	39,829

Investing activities:
Acquisitions, net of cash acquired	(5,706)	(21,439)
Purchases of property and equipment	(9,863)	(22,633)
Additions to capitalized software development costs	(3,668)	(3,845)

Net cash used in investing activities	(19,237)	(47,917)

Financing activities:
Payments on capital lease obligations	(1,234)	(1,241)
Excess tax benefits from stock-based awards	229	—
Issuance of common stock	2,030	10,938

Net cash provided by financing activities	1,025	9,697

Effect of foreign exchange rate changes on cash	967	(1,011)
Net increase in cash and cash equivalents	18,002	598
Cash and cash equivalents, beginning of year	66,145	64,020

Cash and cash equivalents, end of period	$84,147	$64,618

The accompanying notes are an integral part of these consolidated statements.

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. Basis of Presentation

The consolidated financial statements of Dendrite International, Inc. and its subsidiaries (“Dendrite” or the “Company”) included in this Form 10-Q are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2006, operating results for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Our interim operating results may not be indicative of operating results for the full year.

2. Supplemental Cash Flow Information

As of September 30, 2006, the Company acquired approximately $1,027 of property and equipment which was not paid and the amount is included in other accrued expenses on the accompanying consolidated balance sheet as of September 30, 2006.  Therefore the amount is excluded from the consolidated statement of cash flows for the nine months ended September 30, 2006.

3. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes accounting for and disclosure of uncertainty in tax positions. This interpretation defines the criteria that must be met for the benefits of a tax position to be recognized in the financial statements as well as the measurement of tax benefits recognized. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands fair value measurement disclosures.  SFAS No. 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting SFAS No. 157 on the consolidated financial statements.

4. Stock-Based Compensation

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

On January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective application method, as permitted under SFAS 123(R), which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the respective service periods for awards expected to vest. Under this method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock-based awards granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

of SFAS No. 123, and (2) all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Accordingly, prior periods amounts have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company recognizes the cost of all employee stock awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures.

Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for its stock-based awards. Under APB 25, the Company generally only recorded stock-based compensation expense for restricted stock units, which amounted to $69 and $103 for the three and nine months ended September 30, 2005. Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options issued under its equity compensation plans or of shares issued under its Employee Stock Purchase Plan (“ESPP”). With the adoption of SFAS 123(R), the Company recorded stock-based compensation expense for the cost of stock options, restricted stock units and shares issued under the ESPP (collectively, “Employee Stock-Based Awards”). Stock-based compensation expense for the three and nine months ended September 30, 2006, was $1,927 and $5,994, respectively.  The Company has not changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from the Black-Scholes option-pricing model previously used for pro forma presentation purposes.

The following table details the pro forma effect on net income and income per share had stock based-compensation expense for the Employee Stock-Based Awards been recorded for the three and nine months ended September 30, 2005, based on the fair value method under SFAS 123:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005
Net income as reported	$10,778	$21,426
Add: Total stock-based expense included in reported net income, net of related tax effects	42	63

Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,165)	(11,857)
Pro forma net income	$6,655	$9,632

Basic income per share:
As reported	$0.25	$0.50
Pro forma	$0.15	$0.23
Diluted income per share:
As reported	$0.24	$0.49
Pro forma	$0.15	$0.22

For the three and nine months ended September 30, 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense causing the loss before income tax (benefit) expense to increase by $1,022 and $3,750, net loss to increase by $671 and $2,502 and basic and diluted loss per share to increase by $.02 and $.06 per share, respectively.  Stock-based compensation expense for the three and nine months ended September 30, 2006, of $905 and $2,244 relating to restricted stock units would have been recognized in 2006 regardless of the adoption of SFAS 123(R). In addition, in connection with the adoption of SFAS 123(R), net cash provided by operating activities decreased and net cash provided by financing activities increased for the nine months ended September 30, 2006 by $229 related to tax benefits from stock-based payments arrangements.

The fair value for these options were estimated at the date of grant for all periods presented using the Black-Scholes option pricing model with the following assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average expected stock price volatility	50.0%	50.0%	50.0%	50.0%
Weighted-average risk-free interest rate	4.7%	4.1%	4.9%	3.9%
Expected life of the option (years)	5.00	5.25	5.00	5.25

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The weighted-average expected stock price volatility was estimated based on historical volatility for a period equal to the stock option’s expected life, estimated on the date of grant, and calculated on a quarterly basis. The weighted-average risk-free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees.

EQUITY COMPENSATION PLANS

The Company has various equity compensation plans (the “Plans”) that provide for the granting of options to purchase the Company’s common stock and other equity-based awards. Under the Plans, the total number of shares of common stock that may be granted is 15,750,000.

Options

Options granted under the Plans generally vest over a four-year period and are exercisable over a period not to exceed ten years as determined by the Compensation Committee of the Board of Directors. During the years ended December 31, 2005 and 2004, certain options were granted that vested during the year of grant but were subject to a restriction (of up to four years) on the sale of any shares acquired upon option exercise in the period of restriction. Incentive stock options are granted with exercise prices equal to fair value of the Company’s common stock using the closing price from the prior trading day. Nonqualified options are granted at exercise prices determined by the Compensation Committee of the Board of Directors, but not below fair market value of common stock at the date of grant.

A summary of award activity under the Plans as of September 30, 2006 and changes during the nine month period is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding December 31, 2005	10,067,978	$15.04
Granted	7,000	14.56
Exercised	(89,141)	8.44
Canceled	(122,295)	13.52
Outstanding March 31, 2006	9,863,542	15.11	6.1	12,580
Granted	155,000	10.04
Exercised	(31,012)	11.48
Canceled	(316,075)	17.66
Outstanding June 30, 2006	9,671,455	14.97	6.1	2,254
Granted	60,000	9.95
Canceled	(127,093)	12.45
Outstanding September 30, 2006	9,604,362	14.97	5.5	3,584
Exercisable September 30, 2006	8,629,363	15.59	5.4	2,390

At September 30, 2006 and December 31, 2005, there were 8,629,363 and 8,818,196 options exercisable with a weighted average exercise price of $15.59 and $15.63, respectively. As of September 30, 2006, there were 1,415,728 shares available for future grants under the Plans.

The weighted average fair value of options granted, determined using the Black-Scholes option valuation method, was $5.03 and $7.64 for the nine months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $580 and $4,876, respectively. As of September 30, 2006, there was $2,062 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.2 years.

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The actual tax benefit realized for the tax deduction from options exercised of the share-based payment arrangement for the nine months ended September 30, 2006 and 2005, totaled $229 and $2,019, respectively.

Information with respect to the options outstanding under the Plans at September 30, 2006 is as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Number of
Exercise Price Per Share	Shares	Exercise Price	(Years)	Vested Shares

$0.00 - $3.32	8,201	$2.65	0.3	8,201
$3.33 - $6.64	230,142	6.27	0.9	230,142
$6.65 - $9.95	1,898,861	8.30	4.8	1,114,685
$9.96 - $13.27	662,082	12.31	4.9	618,515
$13.28 - $16.59	3,308,967	14.64	6.6	3,171,711
$16.60 - $19.91	2,737,839	17.89	6.0	2,727,839
$19.92 - $23.23	190,000	22.78	4.1	190,000
$23.24 - $26.55	173,570	23.59	2.6	173,570
$26.56 - $29.87	97,200	27.42	3.4	97,200
$29.88 - $33.19	297,500	33.15	3.2	297,500
	9,604,362	14.97	5.5	8,629,363

Restricted Stock Units

The Plans also allow for the granting of restricted stock units. Generally, the Company grants restricted stock units that vest in three equal increments on each of the first three anniversaries of the date of grant. The fair value of restricted stock is the most recent closing market price of common stock at the date of grant.

Changes in the Company restricted stock units for the nine months ended September 30, 2006, were as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock at December 31, 2005	280,599	$17.22
Granted	44,000	14.56
Vested	(468)	14.90
Canceled	(620)	14.90
Unvested restricted stock at March 31, 2006	323,511	16.86
Granted	482,500	12.43
Vested	(20,802)	14.22
Unvested restricted stock at June 30, 2006	785,209	14.21
Vested	(3,007)	14.85
Canceled	(15,468)	12.50
Unvested restricted stock at September 30, 2006	766,734	14.20

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

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

EMPLOYEE STOCK PURCHASE PLAN

In 1997, the Company established an employee stock purchase plan that provides full-time employees the opportunity to purchase shares, at 85% of the fair value on dates determined by the Board of Directors, up to a maximum of 10% of their eligible compensation or $21,250, whichever is less. The number of authorized shares available for purchase under this plan is 900,000, of which 89,561 and 63,605 shares were purchased in the nine months ended September 30, 2006 and 2005, respectively. There were 51,048 and 140,609 shares available for future issuance under the plan as of September 30, 2006 and December 31, 2005, respectively.

5. Net (Loss) Income Per Share

The following table presents the computation of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2006 and 2005 (share data in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic net (loss) income per share computation:
Net (loss) income	$(6,045)	$10,778	$(6,050)	$21,426
Weighted-average common shares outstanding	43,713	42,944	43,638	42,670
Basic net (loss) income per share	$(0.14)	$0.25	$(0.14)	$0.50

Diluted net (loss) income per share computation:
Net (loss) income	$(6,045)	$10,778	$(6,050)	$21,426
Diluted common shares outstanding:
Weighted-average common shares outstanding	43,713	42,944	43,638	42,670
Impact of dilutive stock options	—	1,387	—	1,233
Diluted common shares outstanding	43,713	44,331	43,638	43,903
Diluted net (loss) income per share	$(0.14)	$0.24	$(0.14)	$0.49

For the three and nine months ended September 30, 2006, 136,000 and 381,000 stock options that could potentially dilute net (loss) income per share in the future are not included in the calculation of diluted net (loss) income per share as they would have been antidilutive.  The difference between basic and diluted shares for the three and nine months ended September 30, 2005 is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

6. Comprehensive (Loss)  Income

The components of comprehensive (loss) income for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net (loss) income	$(6,045)	$10,778	$(6,050)	$21,426
Other comprehensive income (loss):
Foreign currency translation adjustments	306	(916)	2,046	(1,878)
Comprehensive (loss) income	$(5,739)	$9,862	$(4,004)	$19,548

Accumulated other comprehensive income (loss) as of September 30, 2006 and December 31, 2005 is comprised of foreign currency translation adjustments.

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. Acquisitions

On September 1, 2006, the Company completed the acquisition of substantially all the assets of Opus Health LLC (“Opus”).  Based in Long Island, New York, Opus provided direct-to-patient persistence solutions.  Opus’s results of operations have been included in the accompanying financial statements since the date of acquisition.

The aggregate purchase price of Opus was $7,353, including $353 of legal and professional fees.  Approximately $250 of the purchase price was included in other accrued expenses in the consolidated balance sheet as of September 30, 2006, and $2,000 of the purchase price was held in escrow as of September 30, 2006.  In accordance with the purchase agreement, the $2,000 held in escrow together with any additional amounts to be added to escrow, less amounts claimed against escrow, if any, is payable upon certain milestones relating to the representations, warranties and in connection with a certain patent application acquired as part of the acquisition.  In addition, there is $3,000 contingent consideration based on Opus obtaining certain financial measures over the next three years and will be paid if earned.  The $3,000 of contingent consideration will be accounted for as compensation expense if earned.  There is an additional $1,000 of contingent consideration based on the successful outcome of a certain patent application acquired as part of the acquisition. The $1,000 of additional contingent consideration would be accounted for as additional purchase price, if earned. As of September 30, 2006, nothing had been earned or accrued for the contingent consideration. The Company is in the process of finalizing the valuation of certain intangible assets, including the review of a third-party valuation.  Therefore, the allocation of purchase price is preliminary and subject to adjustment.  The assets and liabilities acquired in connection with the Opus acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

The preliminary allocation of purchase price, including the net assets acquired of approximately $28, to intangible assets and goodwill acquired in connection with the Opus acquisition is as follows:

	Weighted-Average
	Estimated Useful	Acquired Intangible
	Life (Years)	Asset Value
Intangible Assets Subject to Amortization:
Acquired technology	7.5	$3,800
Customer relationship asset	7.2	1,060
Trademarks	10	330
Total Intangible Assets Subject to Amortization		5,190

Intangible Asset Not Subject to Amortization:
Goodwill	N/A	2,136
Total Intangible Assets		$7,326

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

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The activity related to the purchase accounting restructuring accrual for the nine months ended September 30, 2006 is summarized in the table below:

	Purchase			Purchase
	Accounting			Accounting
	Restructuring	2006		Restructuring
	Accrual as of	Adjustments to		Accrual as of
	December 31, 2005	Goodwill	2006 Payments	September 30, 2006
Synavant
Facility exit costs	$4,289	$—	$(1,060)	$3,229

SAI
Lease termination costs	321	(66)	(255)	—
Total	$4,610	$(66)	$(1,315)	$3,229

9. Goodwill and Intangible Assets

The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

	As of September 30, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible Assets Subject To Amortization:
Purchased capitalized software	$2,441	$(2,441)	$—	$2,441	$(1,996)	$445
Capitalized software development costs	35,139	(24,759)	10,380	31,471	(21,130)	10,341
Customer relationship assets	17,469	(5,125)	12,344	16,397	(3,696)	12,701
Backlog	2,500	(2,500)	—	2,500	(2,491)	9
Non-compete covenants	3,732	(3,673)	59	3,718	(3,464)	254
Purchased database	5,176	(2,908)	2,268	5,151	(2,082)	3,069
Acquired technology	5,190	(340)	4,850	1,390	(84)	1,306
Trademarks	831	(152)	679	500	(82)	418
Other intangibles	474	(368)	106	474	(325)	149
Total	72,952	(42,266)	30,686	64,042	(35,350)	28,692

Intangible Assets Not Subject to Amortization:
Goodwill	92,332	—	92,332	90,440	—	90,440
Trademarks	6,732	—	6,732	6,732	—	6,732
Total	99,064	—	99,064	97,172	—	97,172

Total Goodwill and Intangible Assets	$172,016	$(42,266)	$129,750	$161,214	$(35,350)	$125,864

The changes in the carrying amount of intangible assets not subject to amortization for the nine months ended September 30, 2006 is as follows:

		Acquisitions /
		Purchase	Currency	Balance as of
	Balance as of	Accounting	Translation	September 30,
	December 31, 2005	Adjustments	Adjustments	2006
Goodwill	$90,440	$1,873	$19	$92,332
Trademarks	6,732	—	—	6,732

Total	$97,172	$1,873	$19	$99,064

The Company conducts its annual impairment testing of goodwill as of October 1 each year. During the nine months

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ended September 30, 2006, there were no changes in events or circumstances that would indicate impairment.

The following table reconciles net intangible assets subject to amortization for the period from December 31, 2005 to September 30, 2006:

	Net Intangibles	2006 Year-to-Date Activity			Net Intangibles
	as of			Translation	as of
	December 31, 2005	Additions	Amortization	and Other	September 30, 2006
Purchased capitalized software	$445	$—	$(445)	$—	$—
Capitalized software development costs	10,341	3,668	(3,629)	—	10,380
Customer relationship assets	12,701	1,060	(1,429)	12	12,344
Backlog	9	—	(9)	—	—
Non-compete covenants	254	—	(209)	14	59
Purchased database	3,069	—	(826)	25	2,268
Acquired technology	1,306	3,800	(256)	—	4,850
Trademarks	418	330	(70)	1	679
Other intangibles	149	—	(43)	—	106
Total	$28,692	$8,858	$(6,916)	$52	$30,686

Amortization expense related to intangible assets, including internally developed capitalized software costs, for the three month periods ended September 30, 2006 and 2005 was $1,074 and $1,877, respectively. Amortization expense related to intangible assets, including internally developed capitalized software costs, for the nine month periods ended September 30, 2006 and 2005 was $6,916 and $6,022, respectively.  Aggregate annual amortization expense of intangible assets (exclusive of future additions) is estimated to be:

Year Ending December 31,
2006	$9,299
2007	8,410
2008	5,708
2009	3,836
2010	2,501
2011	2,080
Thereafter	5,768
37,602
Less: Year-to-date amortization expense	(6,916)
Net intangible assets subject to amortization as of September 30, 2006	$30,686

10. Restructuring and Other Charges

In the first quarter of 2006, the Company announced an Operational Effectiveness (“OE”) program, which is expected to reduce costs and increase profitability by a minimum of $20,000 on an annual basis. As a result, the Company re-examined its cost structure and has presently identified areas of opportunity in facilities consolidation, optimizing of delivery organizations and process automation and improvement.  Specifically, the Company’s plans include the following initiatives:

•                  Consolidation of our United States hardware service operations.  A decision was made to move the New Jersey  portion of our hardware operations to a new combined hardware services facility in Georgia.

•                  Consolidation of our United States integrated support center operations.  A decision was made to move the Georgia portion of our integrated support center operations to our existing facility in Virginia.

•                  Rationalization of our European operations, including a reduction of our facilities and personnel to align our cost structure to our existing revenue base.

In the second quarter of 2006, the Company recorded restructuring charges of $2,578 associated with the OE

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

program.  The restructuring charges included approximately $2,042 of severance and $536 of costs related to refocusing of the Japanese data business.

In the third quarter of 2006, the Company recorded restructuring charges of $12,660 associated with the OE program.  The restructuring charges included approximately $8,206 of severance and $4,454 of an asset impairment charge.  See Note 11 for further discussion of the impairment charge.

During the three month period ended March 31, 2005, the Company initiated and completed a plan to exit a facility in New Jersey for which it has an operating lease expiring in September 2011. The accrued facility charge relates to vacating a New Jersey facility and for additional facilities vacated and accrued for in previous periods, for which it had operating leases expiring through February 2012, due to changes in market conditions at that time. The Company accrued for the present value of these costs, net of estimated future sublease income. The Company also accrued for severance charges related to the elimination of certain senior and mid-level management positions. These charges are included within accrued restructuring and other charges on the consolidated balance sheets as of September 30, 2006 and December 31, 2005, and in restructuring and other charges on the consolidated statement of operations during the nine months ended September 30, 2006.

The activity related to accrued restructuring and other charges for the nine months ended September 30, 2006 is summarized in the table below:

	Accrued	2006			Accrued
	Restructuring and	Restructuring		Currency	Restructuring and
	Other Charges as of	and Other	2006	Translation	Other Charges as of
	December 31, 2005	Charges	Payments	Adjustments	September 30, 2006
Facility exit costs	$5,332	$—	$(698)	$—	$4,634
Severance	301	10,248	(3,665)	7	6,891
Other	—	536	(536)		—
	$5,633	$10,784	$(4,899)	$7	$11,525

In connection with the plan initiated and completed during the nine months ended September 30, 2005, the Company also wrote-off $1,030 of leasehold improvements included within restructuring and other charges in the consolidated statement of operations for the nine months ended September 30, 2005.

11. Asset Held for Sale

In connection with the OE program, the Company made the decision to consolidate its hardware support function in Georgia and therefore decided to sell a New Jersey facility.  This facility is classified as asset held for sale in the accompanying consolidated balance sheet and is included within our Corporate segment.  Accordingly, the carrying value of the facility held for sale was adjusted to the new fair value less costs to sell of approximately $8,545 based upon a third party valuation.  The resulting $4,454 impairment loss is included in the restructuring and other charges within the accompanying consolidated statement of operations for the three and nine months ended September 30, 2006.

12. Revolving Credit

The Company has a line-of-credit agreement with JPMorgan Chase (the “Agreement”) in the amount of $30,000 that expires on June 30, 2008. The Agreement is available to finance working capital needs and possible future acquisitions. The Agreement contains customary affirmative and negative covenants and also contains certain financial covenants, including those related to (a) a maximum leverage ratio at the end of any fiscal quarter, (b) a minimum interest coverage ratio at the end of any fiscal quarter and (c) a minimum fixed charge coverage ratio at the end of any fiscal quarter. The Agreement also restricts the Company’s ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of September 30, 2006, the Company was in compliance with all covenants and did not have any amounts outstanding under the Agreement.

As of September 30, 2006, the Company had outstanding letters-of-credit of approximately $5,337.

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. Income Taxes

The Company’s effective income tax rate decreased to a benefit of 2.8% for the nine months ended September 30, 2006, compared to a provision of 100.3% for the six months ended June 30, 2006, resulting in a benefit of for the three months ended September 30, 2006 of  21.9%.  The decrease in the effective income tax rate is primarily due to the discrete tax effects of the restructuring charges taken in the three months ended September 30, 2006, as well as the reversal of certain tax reserves.  The difference from the statutory rate primarily results from the inability to benefit losses in certain foreign jurisdictions.

14. Enterprise-Wide Data

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

The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of certain administrative expenses.  Information about interest income and expense and income taxes is not provided on a segment level.  In addition, equity-based compensation is not allocated to the segments.  See Note 4 above for further discussion of the Company’s equity-based compensation.  The accounting policies of the segments are the same as the Company’s.  Information with respect to the Company’s segments are as follows:

Sales solutions includes products and sales support services which are used by, or provided to, the sales forces of our customers.

Marketing solutions primarily includes interactive marketing, data & analytics, consulting, and shipping fees. Shipping fees, which are pass-through costs that bear little to no margin, are required to be included in revenues and costs based upon Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” These billable shipping transactions are primarily related to our interactive marketing activities.

Shipping and handling fees billed to customers are recorded as revenue and shipping and handling costs paid to vendors are recorded as operating costs.  Shipping and handling fees recorded as revenues and operating costs for the three months ended September 30, 2006 and 2005 were $4,245 and $3,994, respectively.  Shipping and handling fees recorded as revenues and operating costs for the nine months ended September 30, 2006 and 2005 were $15,772 and $13,589, respectively.

Emerging solutions includes compliance solutions, clinical solutions, and contract sales force services.

Corporate includes costs and assets which are not representative of the results of the Company’s individual operating segments.  The Company allocates a significant portion of its gross corporate costs to the respective operating segments, to reflect the approximate value which has been incurred relating to services provided by the corporate entity.  In addition, certain gross costs are considered to be overhead not attributable to any segment and as such, remain unallocated in Corporate.  Included among the unallocated overhead remaining within Corporate are costs for equity based compensation, audit and tax fees, excess facilities, administrative staff, and other ancillary costs.

Due to the chief operating decision maker’s continuous evaluation of unallocated Corporate costs, the Corporate cost allocations have been adjusted for all periods to reflect revisions to the Company’s allocations including the correction of an item previously misclassified in Sales solutions for all periods.

The following tables include revenue and operating (loss) income for each reportable segment for the three and nine months ended September 30, 2006 and 2005.

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Sales solutions	$66,762	$82,642	$202,316	$230,641
Marketing solutions	28,835	25,310	90,414	79,091
Emerging solutions	7,376	6,408	19,753	19,141
Total revenue	$102,973	$114,360	$312,483	$328,873

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Operating (loss) income:
Sales solutions	$7,570	$23,019	$33,751	$56,433
Marketing solutions	(2,919)	(1,440)	(8,253)	(3,566)
Emerging solutions	137	69	(379)	970
Corporate	(13,144)	(4,238)	(32,868)	(19,281)
Total operating (loss) income	$(8,356)	$17,410	$(7,749)	$34,556

The following tables include depreciation and amortization expense, capital expenditures and restructuring and other charges for each business segment for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Depreciation and amortization expense:
Sales solutions	$4,072	$3,272	$12,014	$9,040
Marketing solutions	961	653	2,621	2,504
Emerging solutions	386	234	978	787
Corporate	1,098	1,915	3,477	5,695
Total depreciation and amortization expense	$6,517	$6,074	$19,090	$18,026

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Capital expenditures:
Sales solutions	$1,820	$2,828	$5,866	$10,887
Marketing solutions	657	516	1,343	1,651
Emerging solutions	30	36	103	302
Corporate	351	1,500	2,551	9,793
Total capital expenditures	$2,858	$4,880	$9,863	$22,633

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Restructuring and other charges:
Sales solutions	$5,758	$—	$6,517	$—
Marketing solutions	1,930	—	2,884	—
Emerging solutions	63	—	67	—
Corporate	4,909	—	5,770	9,372
Total restructuring and other charges (1)	$12,660	$—	$15,238	$9,372

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table includes total assets at September 30, 2006 and December 31, 2005 for each business segment.

	As of September 30, 2006	As of December 31, 2005
Assets:
Sales solutions	$122,163	$149,920
Marketing solutions	85,972	87,642
Emerging solutions	19,134	16,515
Corporate (2)	143,203	108,930
Total assets (3)	$370,472	$363,007

(1)             See Note 10 for further discussion of restructuring and other charges.

(2)             Corporate assets consist primarily of cash, property and equipment, prepaid taxes, deferred tax assets and asset held for sale.

(3)             Goodwill was allocated to the business segments on the basis of relative fair value, determined as of June 30, 2006, using a third party appraisal.

Information about Geographic Areas:

Revenue is classified by the major geographic areas in which we operate.  All transfers between geographic areas have been eliminated from consolidated revenues. The following table presents revenues by geographic area:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
United States	$63,007	$76,169	$188,999	$209,296
Europe	26,587	24,171	82,495	79,510
All other	13,379	14,020	40,989	40,067
	$102,973	$114,360	$312,483	$328,873

The table above allocates license revenues on a legal basis. On a legal basis, license revenues have been allocated using the geographic location where the intellectual property is owned.

The following table presents long-lived assets by geographic area:

	As of September 30, 2005	As of December 31, 2006
United States	$159,334	$167,459
Europe	8,668	9,267
All other	9,681	10,586
	$177,683	$187,312

Information about Major Customers:

For the three month period ended September 30, 2006, the Company derived approximately 17% and 12% of its revenues from its two largest customers.  For the three month period ended September 30, 2005, the Company derived approximately 27% and 10% of its revenue from its two largest customers.  For the nine month period ended September 30, 2006, the Company derived approximately 18% and 12% of its revenues from its two largest customers. For the nine month periods ended September 30, 2005, the Company derived approximately 26% of its revenues from its largest customer. As of

DENDRITE INTERNATIONAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

December 31, 2005, approximately 15% and 10% of the Company’s accounts receivable balance was due from its two largest customers. Other than what has been presented above, no individual customer represented 10% or more of our total consolidated revenues or accounts receivable for or as of the periods presented.

15. Subsequent Event

On October 9, 2006, the Company announced that its largest customer has extended its contract covering Dendrite’s sales force support services in the United States through the end of 2007, at current pricing, but plans an orderly transition of many of these support services in-house and to one or more third-party vendors.  The customer will continue with support, maintenance and enhancements of Dendrite’s sales force effectiveness products up to 2011.

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

In 2006, we announced an Operational Effectiveness (“OE”) program to streamline our cost structure and realign the Company to drive efficiency and support our growth objectives.   The OE program involves an extensive review of the entire Company from which we intend to identify a minimum of $20 million of annualized cost savings.  Our execution of the

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

necessary cost saving actions will result in additional severance and other associated costs during 2006. As of September 30, 2006, we have already identified a significant portion of our cost savings target, and certain actions have already been taken, which resulted in restructuring and other charges of approximately $15.2 million.  We expect to incur approximately $15 to $20 million of additional charges and expenses related to OE during the fourth quarter of 2006 and first quarter of 2007.  We do not expect to fully realize the savings from our OE initiatives in 2006.

In recent years, we have presented a breakout of our revenues into the three categories of sales solutions, marketing solutions and shipping. These categories were reflective of how our service offerings were marketed to and viewed by our customers, and we believe they provided useful information to understand the changes in our revenues across periods.  They are not reflective of the way we managed our business, and therefore associated operating costs and assets by revenue category were  not available on a global basis. Based upon these factors, we operated under one reportable segment for disclosure purposes under Statement of Financial Accounting Standards 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS 131”) through March 31, 2006. As of June 30, 2006, we completed a process to reorganize our business and to capture transactional data in a format that will enable the reporting of various financial information broken into four new discrete operating segments.  We have reclassified our current and historical revenues, operating income, assets and other select data into these new groupings which management is now utilizing to manage the business. Our four operating segments are sales solutions, marketing solutions, emerging solutions as well as a corporate segment. Below is a description of these operating segments:

Sales solutions business includes products and sales support services which are used by, or provided to, the sales force of our customers.

Marketing solutions business primarily includes interactive marketing, data and analytics, campaign management, and shipping fees. Our shipping fees, which are pass-through costs that bear little to no margin, are required to be included in revenues and costs based upon Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” These billable shipping transactions are primarily related to our interactive marketing activities.

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

CUSTOMER UPDATE

The Company’s largest customer has extended its contract with Dendrite for sales force effectiveness services in the United States through 2007, at current pricing, but has advised the Company that as part of the previously described RFP process initiated by the customer, it plans to transition such services, with the exception of support, maintenance and enhancements of Dendrite's sales force effectiveness software, in-house and to one or more third-party vendors.  The customer currently intends to continue with support, maintenance and enhancements of Dendrite's sales force effectiveness software up to 2011 under a separate contract, which the Company expects to generate revenue of at least approximately $7 million in 2008, plus work orders and special projects.  Contracts with this customer outside of the United States are not affected.

Dendrite estimates the value of revenues associated with the services that are expected to terminate at the end of 2007 to be approximately $41 million, excluding work orders and special projects.  Approximately 5% of these revenues are attributed to the Marketing Solutions segment for reporting purposes.  Although estimating segment operating income is difficult due to complexities associated with allocations, the segment operating income margin associated with these services is estimated to be in the range of 45% to 50%, excluding Corporate segment unallocated expense.

The extension of the contract into 2007 (approximately $48 million in contracted services as compared to $51 million in 2006) plus anticipated one-time revenue from transition services and other work orders are expected to have a positive impact on 2007 results.  The Company noted that (1) anticipated additional cost reductions during the 12-14 month transition period, (2) potential investments in new and complementary business lines and (3) future new business are planned to help mitigate the overall impact of the contract loss beyond 2007.  Further, there is no assurance that the current expectation for contract expiration by the end of 2007 would not be delayed or otherwise adjusted due to the complex and important nature of the services covered by the scope of the contract.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

There have been no material changes to our critical accounting policies, judgments and estimates from the information provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the Company’s accounting for stock-based compensation in connection with the adoption of SFAS 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) and accounting for restructuring activities.

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

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of stock options, the weighted-average expected stock price volatility and weight-average risk-free interest rate. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. See Note 4 of the Notes to the Unaudited Consolidated Financial Statements for additional information regarding our adoption of SFAS 123(R).

Accounting for Restructuring Activities

Upon approval of a restructuring plan by management with the appropriate level of authority, we record restructuring liabilities in compliance with SFAS 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities,” resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they become probable and estimable and on the accrual basis for one-time benefit arrangements.  We record other costs associated with exit activities as they are incurred.  Employee severance and termination benefit costs reflect estimates based on agreements with relevant statutory requirements or plans adopted by us.  These costs are not associated with nor do they benefit continuing activities.  Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities.  We review the status of restructuring activities on a quarterly basis and, if appropriate, record changes based on updated estimates.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

MERGERS AND ACQUISITIONS

We regularly evaluate opportunities to acquire products or businesses that represent strategic enhancements to our operations. Such acquisition opportunities, if they arise, may involve the use of cash, equity or debt instruments.

Opus

On September 1, 2006, we completed the acquisition of substantially all the assets of Opus Heath LLC (“Opus”).  Based in Long Island, New York, Opus provided direct-to-patient persistence solutions.  Opus results of operations have been included in the accompanying financial statements since the date of acquisition.  Opus revenues are presented within our marketing solutions segment.

The aggregate purchase price of Opus was $7,353, including $353 of legal and professional fees.  In accordance with the purchase agreement $2,000 of the purchase price was held in escrow as of September 30, 2006.  In accordance with the purchase agreement, the $2,000 held in escrow together with any additional amounts to be added to escrow, less amounts claimed against escrow, if any, is payable upon certain milestones relating to the representations, warranties and in connection with a certain patent application acquired as part of the acquisition.  In addition there is $3,000 contingent consideration based on Opus obtaining certain financial measures over the next three years which will be paid if earned.  As of September 30, 2006, nothing had been earned or accrued for the contingent consideration.  The $3,000 contingent consideration will be accounted for as compensation expense.  There is an additional $1,000 of contingent consideration based on the successful outcome of a certain patent application acquired as part of the acquisition. The $1,000 of additional contingent consideration would be accounted for as additional purchase price, if earned. We are in the process of finalizing the valuation of certain intangible assets, including the review of a third-party valuation.  Therefore, the allocation of purchase price is preliminary and subject to adjustment.  The assets and liabilities acquired in connection with the Opus acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

Optas

On September 12, 2005, we completed the acquisition of Optas. Based in Woburn, Massachusetts, Optas provided privacy-safe relationship marketing solutions for patients and physicians. Optas’ results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. Optas revenues are presented within our marketing solutions segment.

The aggregate purchase price for Optas was approximately $13,188, including $349 of legal and professional fees.  In accordance with the purchase agreement, approximately $1,200 of the purchase price was held in escrow as of September 30, 2006. The $1,200 held in escrow, less amounts claimed against escrow, if any, is payable within five business days after March 12, 2007. On September 18, 2006, approximately $600 was released from escrow in accordance with the terms of the purchase agreement.  The valuation of certain intangibles assets was finalized in the second quarter of 2006. The assets acquired and liabilities assumed in connection with the Optas acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

Buzzeo

On January 4, 2005, we completed the acquisition of Buzzeo. Based in Richmond, Virginia, Buzzeo provided compliance, auditing, consulting and reconciliation outsourcing services to the pharmaceutical and life sciences industry. This acquisition further expands our sample and compliance management solution offerings.  Buzzeo’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. Buzzeo revenues are characterized as compliance solutions within our emerging solutions segment.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

REVENUES

	Three Months Ended September 30,		$ Increase	% Increase /	2006 % of Total	2005 % of Total
	2006	2005	/ (Decrease)	(Decrease)	Revenues	Revenues
Revenues:
Sales solutions	$66,762	$82,642	$(15,880)	(19)%	65%	72%
Marketing solutions	28,835	25,310	3,525	14%	28%	22%
Emerging solutions	7,376	6,408	968	15%	7%	6%
Total revenues	$102,973	$114,360	$(11,387)	(10)%	100%	100%

Total revenues decreased by 10% for the three months ended September  30, 2006 compared with the three months ended September 30, 2005.  Total revenues in the United States decreased by 17% from the three months ended September 30, 2005, and were $63,007, or approximately 61% of total revenues. This decrease in the United States was primarily due to a non-recurring project for our largest customer for the three months ended September 30, 2005 and reduced spending by our largest customer which was partially offset by increased revenue from our marketing solution business, including the September 2005 acquisition of Optas for the three months ended September 30, 2006.  Our international revenues were $39,966, or approximately 39% of total revenues in the quarter, which increased by 3% from 2005, which was primarily due our consulting and data solutions services, partially offset by a reduction in European sales support services for the three months ended September 30, 2006.

OPERATING COSTS & EXPENSES

	Three Months Ended September 30,		$ Increase	% Increase /	2006 % of Total	2005 % of Total
	2006	2005	/ (Decrease)	(Decrease)	Revenues	Revenues
Operating Costs & Expenses:
Operating costs (including shipping)	$56,172	$61,252	$(5,080)	(8)%	55%	54%
Selling, general and administrative	39,816	33,395	6,421	19%	39%	29%
Research and development	1,607	1,343	264	20%	2%	1%
Restructuring and other charges	12,660	—	12,660	NM	12%	0%
Amortization of acquired intangible assets	1,074	960	114	12%	1%	1%
Total operating costs & expenses	$111,329	$96,950	$14,379	15%	108%	85%

As part of our effort to realign the Company in order to drive efficiency and support our growth objectives, we announced plans to identify initiatives during 2006 that will generate approximately $20 million of annualized cost savings. During the three months ended September 30, 2006, we identified a significant portion of our cost savings target, and certain actions have been taken, which resulted in restructuring and impairment charges of approximately $12.6 million during the period.  We expect to incur approximately $15 to $20 million of additional charges related to OE during the fourth quarter of 2006 and first quarter of 2007.  We do not expect to fully realize the savings from these efforts in 2006.

OPERATING COSTS (including shipping). Operating costs decreased 8% for the three months ended September 30, 2006 compared with the three months ended September 30, 2005. As a percentage of revenues, operating costs increased to 55% for the three months ended September 30, 2006 versus 54% for the three months ended September 30, 2005. The decrease in operating costs is commensurate with the decrease in revenues offset by higher temporary labor and other resources relating to large customer projects in 2005.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased 19% for the three months ended September 30, 2006 compared with the three months ended September 30, 2005. As a percentage of revenues, SG&A increased to 39% for the three months ended September 30, 2006, up from 29% compared with the three months ended September 30, 2005. SG&A costs increased due to higher costs related to stock based compensation expense of $1,927, strategic consulting costs related to our effort to realign the Company and increased other compensation expense which included increased sales positions in Europe.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

RESEARCH AND DEVELOPMENT (R&D). R&D expenses increased 20% for the three months ended September 30, 2006 compared with the three months ended September 30, 2005. As a percentage of revenues, R&D expenses increased 1% for the three month period ended September 30, 2006 compared with the three months ended September 30, 2005. R&D expenses plus additions to capitalized software development costs, decreased 6% from $2,749 for the three months ended September 30, 2005, to $2,586 for the three months ended September 30, 2006. This decrease in gross R&D was primarily due to increased utilization of resources in lower cost jurisdictions.

RESTRUCTURING AND OTHER CHARGES. During the three months ended September 30, 2006, we recorded $12,660 of restructuring and other charges. This charge included approximately $8,206 of severance and $4,454 of an asset impairment related to an owned facility, all relating to our 2006 OE initiative. We made the decision to consolidate our hardware support function in Georgia and therefore decided to sell a New Jersey facility.  This facility was adjusted to its fair value less cost to sell based upon a third party valuation. No such charges were incurred for the three months ended September 30, 2005. We expect to incur approximately $15 to $20 million of additional charges related to OE during the fourth quarter of 2006 and first quarter of 2007.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets increased 12% over the three months ended September 30, 2005. The increase primarily relates to additional amortization of intangibles related to the Optas and Opus acquisitions.

PROVISION FOR INCOME TAXES. Our effective income tax rate decreased to a benefit of 21.9% for the three months ended September 30, 2006, from an expense of 38.5% for the three months ended September 30, 2005. The decrease in our effective tax rate is primarily due to the discrete tax effects of the restructuring charges taken in the three months ended September 30, 2006, as well as the reversal of certain tax reserves. We believe that our full year effective tax rate will continue to be volatile as the rate will continue to be impacted by our cost reduction initiatives.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

REVENUES

	Nine Months Ended September 30,		$ Increase	% Increase /	2006 % of Total	2005 % of Total
	2006	2005	/ (Decrease)	(Decrease)	Revenues	Revenues
Revenues:
Sales solutions	$202,316	$230,641	$(28,325)	(12)%	65%	70%
Marketing solutions	90,414	79,091	11,323	14%	29%	24%
Emerging solutions	19,753	19,141	612	3%	6%	6%
Total revenues	$312,483	$328,873	$(16,390)	(5)%	100%	100%

Total revenues decreased by 5% for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. Total revenues in the United States decreased by 9% from the nine months ended September 30, 2005, and were $188,999, or approximately 60%, of total revenues. This decrease in the United States was primarily due to reduced spending by our largest customer for the nine months ended September 30, 2006, compounded by the absence of 2005 revenue associated with a non-recurring project for our two largest customers and a $4,000 one-time contract cancellation settlement from a mid-market pharmaceutical company that exited the United States market. These decreases were partially offset by revenue from the 2005 acquisition of Optas as well as growth in our marketing solutions business.  Our international revenues were $123,484, or approximately 40% of total revenues for the nine months ended September 30, 2006, which increased 1% from 2005 primarily from growth in marketing solutions.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

OPERATING COSTS & EXPENSES

	Nine Months Ended September 30,		$ Increase /	% Increase /	2006 % of Total	2005 % of Total
	2006	2005	(Decrease)	(Decrease)	Revenues	Revenues
Operating costs (including shipping)	$175,321	$173,732	$1,589	1%	56%	53%
Selling, general and administrative	121,707	103,258	18,449	18%	39%	31%
Research and development	4,835	4,615	220	5%	2%	1%
Restructuring and other charges	15,238	9,372	5,866	63%	5%	3%
Amortization of acquired intangible assets	3,131	3,340	(209)	-6%	1%	1%
Total operating costs & expenses	$320,232	$294,317	25,915	9%	102%	89%

OPERATING COSTS (including shipping). Operating costs increased 1% for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. As a percentage of revenues, operating costs increased to 56% for the nine months ended September 30, 2006 versus 53% for the nine months ended September 30, 2005. This increase was due to our September 2005 acquisition of Optas, increased marketing and compliance solutions business, which require higher incremental costs to deliver, and increased pass-through postage costs.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A expenses increased 18% for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005.  As a percentage of revenues, SG&A increased to 39% for the nine months ended September 30, 2006, up from 31% compared with the nine months ended September 30, 2005.  SG&A cost increased due to higher costs related to stock based compensation expense of $5,994, and strategic consulting costs related to our effort to realign the Company and increased other compensation expense.

RESEARCH AND DEVELOPMENT (R&D). R&D expenses increased 5% for the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. As a percentage of revenues, R&D expenses increased 1% for the nine month period ended September 30, 2006 compared with the nine months ended September 30, 2005. R&D expenses plus additions to capitalized software development costs remained flat the nine months ended September 30, 2006 and 2005 due to increased utilization of resources in lower cost jurisdictions in 2006.

RESTRUCTURING AND OTHER CHARGES. During the nine months ended September 30, 2006, we recorded $15,238 of restructuring and other charges. The charges include approximately $10,248 of severance, $4,454 of an asset impairment related to an owned facility and $536 of costs related to the re-focusing of our Japanese data business, all relating to our 2006 OE initiative. We made the decision to consolidate our hardware support function in Georgia and therefore decided to sell a New Jersey facility.  This facility was adjusted to its fair value less cost to sell based upon a third party valuation.  We expect to incur approximately $15 to $20 million of additional charges related to OE during the fourth quarter of 2006 and first quarter of 2007.

During the nine months ended September 30, 2005, we recorded $7,649 of facility-related charges and a severance charge of $1,723. The facility charges consist of $6,619 related to vacating a New Jersey facility and for additional facilities vacated in previous periods due to changes in market conditions, as well as $1,030 related to the write-off of leasehold improvements associated with the exit of our New Jersey facility.  The $1,723 severance charge relates to the elimination of certain senior and mid-level management positions.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS. Amortization of acquired intangible assets decreased 6% over the nine months ended September 30, 2005. The decrease primarily reflects certain intangibles assets related to the Software Associates International (“SAI”) and Synavant acquisitions, which were fully amortized as of June 30, 2005, partially offset by additional amortization of intangibles related to the Optas and Opus acquisitions.

PROVISION FOR INCOME TAXES. Our effective income tax rate decreased to a benefit of 2.8% for the nine months ended September 30, 2006, from 38.5% for the nine months ended September 30, 2005. The decrease in our effective tax rate was primarily due to the discrete tax effects of the restructuring charges taken in the nine months ended September 30, 2006, as well as the reversal of certain tax reserves.  We believe that our full year effective tax rate will continue to be volatile as the rate will continue to be impacted by our cost reduction initiatives.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

SEGMENT REVENUE AND OPERATING INCOME (LOSS)

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Sales Solutions

	Three Months Ended September 30,		$ Increase	% Increase /
	2006	2005	/ (Decrease)	(Decrease)
Revenue	$66,762	$82,642	$(15,880)	(19)%
Restructuring and other charges	$5,758	$—	$5,758	N/A
Operating income	$7,570	$23,019	$(15,449)	(67)%

Sales solutions revenues accounted for approximately 65% of total Company revenues during the three months ended September 30, 2006, which decreased 19% compared with the three months ended September 30, 2005. Revenues in the United States decreased by 24%, due to reduced spending by our largest customer during the three months ended September 30, 2006 and a non-recurring project for our largest customer for the three months ended September 30, 2005.  Our international sales decreased 5%, which was due to a reduction in European sales support services for the three months ended September 30, 2006.

Operating income decreased by 67% compared with the three months ended September 30, 2005.  This decrease was primarily due to reduced revenues and severance costs related to our OE program recorded in the three months ended September 30, 2006.

Marketing Solutions

	Three Months Ended September 30,		$ Increase	% Increase /
	2006	2005	/ (Decrease)	(Decrease)
Revenue	$28,835	$25,310	$3,525	14%
Restructuring and other charges	$1,930	$—	$1,930	N/A
Operating loss	$(2,919)	$(1,440)	$(1,479)	103%

Marketing solutions revenues accounted for approximately 28% of total Company revenues during the three months ended September 30, 2006, which increased by approximately 14% compared with the three months ended September 30, 2005. This increase was primarily due to growth in our United States marketing solutions business, excluding low grow margin revenue, increased by 21% over the prior year, primarily from added revenue from our 2005 acquisition of Optas. Our international marketing solution revenues increased by approximately 12% compared with the three months ended September 30, 2005, due to increases in consulting and data, partially offset by a decrease in interactive marketing revenues.

Marketing solutions revenue includes low gross margin revenue consisting primarily of shipping fees which accounted for approximately $4,621, or 4% of total revenues for the three months ended September 30, 2006, which remained flat at 4% compared with approximately $4,405 for the three months ended September 30, 2005. Shipping revenues contribute little to no margin and result from pass-through shipping costs associated with our global interactive marketing business.

Operating loss increased by 103% compared with the three months ended September 30, 2005.  This increase was primarily due to severance costs related to our OE program recorded and higher incremental costs to deliver various marketing solutions offerings in the three months ended September 30, 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

Emerging Solutions

	Three Months Ended September 30,		$ Increase	% Increase /
	2006	2005	/ (Decrease)	(Decrease)
Revenue	$7,376	$6,408	$968	15%
Restructuring and other charges	$63	$—	$63	N/A
Operating income	$137	$69	$68	99%

Emerging solutions revenues accounted for approximately 7% of total Company revenues during the three months ended September 30, 2006, which increased by $968 or 15% compared with the three months ended September 30, 2005. This increase was due to growth in our clinical solution services, which grew by 31% and our European contract sales force business, which increased by 56% partially offset by decreased revenue in our compliance business due to two large projects that were completed in three months ended September 30, 2005.

Operating income increased by $68 or 99% compared with the three months ended September 30, 2005.  This increase was primarily due to increased revenues from our compliance solutions service and contract sales force business compared with the three months ended September 30, 2005.

Corporate

	Three Months Ended September 30,		$ Increase	% Increase /
	2006	2005	/ (Decrease)	(Decrease)
Operating loss	$(13,144)	$(4,238)	$(8,906)	210%
Restructuring and other charges	$4,909	$—	$4,909	N/A

Operating expenses increased by 210% compared with the three months ended September 30, 2005.  This increase was primarily due to an asset impairment charge related to an owned facility of $4,454, higher costs related to stock based compensation expense, strategic consulting costs related to our effort to realign the Company, severance costs recorded related to our OE program and increased other compensation expenses for the three months ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Sales Solutions

	Nine Months Ended September 30,		$ Increase	% Increase /
	2006	2005	/ (Decrease)	(Decrease)
Revenue	$202,316	$230,641	$(28,325)	(12)%
Restructuring and other charges	$6,517	$—	$6,517	N/A
Operating income	$33,751	$56,433	$(22,682)	(40)%

Sales Solutions revenues accounted for approximately 65% of total Company revenues during the nine months ended September 30, 2006, which decreased 12% compared with the nine months ended September 30, 2005. Revenues in the United States decreased by 15%, due to reduced spending by our largest customer for the nine months ended September 30, 2006 compounded by the absence of 2005 revenue associated with non-recurring projects for our two largest customers and a $4,000 one-time contract cancellation settlement from a mid-market pharmaceutical company that exited the United States.  International sales decreased by approximately $4,220 or 7%, primarily due to the roll-off of a larger European customer during the second quarter of 2005 and reduced European license fees, which was partially offset by growth in license revenues in Asia and increased ongoing service fees resulting from regional deals Latin America.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

Operating income decreased by 40% compared with the nine months ended September 30, 2005.  This decrease was primarily due to reduced revenues, severance costs related to our OE program recorded in the nine months ended September 30, 2006, and a $4,000 one-time settlement and a large client rollout project which occurred during the nine months ended September 30, 2005.

Marketing Solutions

	Nine Months Ended September 30,		$ Increase	% Increase /
	2006	2005	/ (Decrease)	(Decrease)
Revenue	$90,414	$79,091	$11,323	14%
Restructuring and other charges	$2,884	$—	$2,884	N/A
Operating loss	$(8,253)	$(3,566)	$(4,687)	131%

Marketing solutions revenues accounted for approximately 29% of total Company revenues during the nine months ended September 30, 2006, which increased by approximately 14% compared with the nine months ended September 30, 2005. This increase was primarily due to growth in our United States business, which increased by 39% over the prior year, primarily from growth in our interactive marketing business and added revenue from our September 2005 acquisition of Optas. Growth in United States interactive marketing revenues resulted from increased services to one of our larger customers and other new business. Our international marketing solution revenues increased by approximately 2% compared with the nine months ended September 30, 2005, due to increases in consulting and data, partially offset by a decrease in interactive marketing revenues.

Marketing solutions includes low gross margin revenue consisting primarily of shipping fees which accounted for approximately $16,940 or 5% of total revenues for the nine months ended September 30, 2006, which increased by approximately 11% compared with approximately $15,281 for the nine months ended September 30, 2005. Shipping revenues contribute little to no margin and result from pass-through shipping costs associated with our global integrated marketing business.

Operating loss increased from $3,566 for the nine months ended September 30, 2005 to $8,253 for the nine months ended September 30, 2006.  This increase was primarily due to severance costs related to our OE program recorded in the nine months ended September 30, 2006 and higher incremental costs to deliver various marketing solutions offerings for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005.

Emerging Solutions

	Nine Months Ended September 30,		$ Increase	% Increase /
	2006	2005	/ (Decrease)	(Decrease)
Revenue	$19,753	$19,141	$612	3%
Restructuring and other charges	$67	$—	$67	N/A
Operating (loss) income	$(379)	$970	$(1,349)	(139)%

Emerging solution revenues accounted for approximately 6% of total Company revenues during the nine months ended September 30, 2006, which increased by $612 or 3% compared with the nine months ended September 30, 2005. This increase was due to growth in revenues from our compliance solution services of 18% and our European contract sales force business of 40%, partially offset by decreased revenue in our compliance business due to two large projects that were completed the nine months ended September 30, 2005.

Operating (loss) income decreased by $1,349 from income of $970 to a loss of $379 for the nine months ended September 30, 2006.  This decrease was primarily due to a reduction of ongoing clinical solution services with our largest customer versus the nine months ended September 30, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

($ In Thousands, Except Per Share Data)

Corporate

	Nine Months Ended September 30,		$ Increase	% Increase /
	2006	2005	/ (Decrease)	(Decrease)
Operating loss	$(32,868)	$(19,281)	$(13,587)	70%
Restructuring and other charges	$5,770	$9,372	$(3,602)	38%

Operating expenses increased by $13,587 from $19,281 to $33,868 for the nine months ended September 30, 2006.  This increase was primarily due to an asset impairment charge related to an owned facility of $4,454, higher costs related to stock based compensation expense, strategic consulting costs related to our effort to realign the Company, increased other compensation expenses and severance costs recorded related to our OE program.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, working capital was $93,005 compared to $82,247 as of December 31, 2005. Cash and cash equivalents were $84,147 as of September 30, 2006, compared to $66,145 as of December 31, 2005. These increases were primarily attributable to cash generated by operating activities offset by payments made in connection with our acquisition of Opus and purchase of property and equipment.

We finance our business primarily through cash generated by operations. Net cash provided by operating activities was $35,247 and $39,829 for the nine month periods ended September 30, 2006 and 2005, respectively. The decrease was primarily related to the net loss adjusted for changes in assets and liabilities, net of effects from our current acquisition. During the three months ended September 30, 2006, our accounts receivable days sales outstanding decreased to 59 from 67 days for the three months ended December 31, 2005, due to the 2006 collections of 2005 deferred revenue and improvements in our collection process during the nine months ended September 30, 2006. Our restructuring and other charges resulted in a net loss for the nine months ended September 30, 2006, however, it had a minimal effect on our operating cash flows. Future payments of these accruals will have a negative impact on future operating cash flows. Our operating cash flows were affected by payments of income taxes, purchase accounting restructuring charges, accounts payable and accrued expenses. We expect to spend approximately $25,000 to $30,000 in cash relating to our OE initiative, excluding capital investments.

Cash used in investing activities was $19,237 for the nine months ended September 30, 2006, which was primarily attributable to purchases of property and equipment, our acquisition of Opus and additions to capitalized software development costs. Cash used in investing activities was $47,917 for the nine months ended September 30, 2005, which included payments for the Optas, Buzzeo and Uto Brain acquisitions as well as additions to capitalized software development costs and purchases of property and equipment. Additions of property and equipment in 2005 primarily related to our facilities in New Jersey, as well as investing in our helpdesk automation process and interactive marketing machinery.

As anticipated, purchases of property and equipment decreased for the nine months ended September 30, 2006 versus the comparable prior year period. During 2006, excluding expenditures related to the OE initiative we expect capital spending in the range of approximately $15,000 to $18,000 primarily to support the Company’s infrastructure and productivity initiatives. We expect capital spending related to the OE initiative in the range of $10,000 to $12,000 in the fourth quarter of 2006 and first quarter of 2007.  We expect this spending to be offset by the future sales of own facilities. We review our capital expenditure program periodically and adjust it as required to meet current needs.

Cash provided by financing activities was $1,025 for the nine months ended September 30, 2006, compared to $9,697 for the nine months ended September 30, 2005. The decrease of $8,672 was primarily attributed to lower proceeds from the issuance of common stock.

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

($ In Thousands, Except Per Share Data)

those related to (a) a maximum leverage ratio at the end of any fiscal quarter, (b) a minimum interest coverage ratio at the end of any fiscal quarter and (c) a minimum fixed charge coverage ratio at the end of any fiscal quarter. The Agreement also restricts our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of September 30, 2006, we were in compliance with all covenants and did not have any amounts outstanding under the Agreement.

Our principal commitments at September 30, 2006 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

Contractual Obligations	Total	October 1, 2006 Through December 31, 2006	2007	2008	2009	2010	Thereafter
Capital leases	$1,857	$163	$1,622	$72	$—	$—	$—
Minimum guarantees	4,469	469	2,000	2,000	—	—	—
Operating leases (1)	97,410	7,095	19,230	14,877	12,612	11,572	32,024
Total	$103,736	$7,727	$22,852	$16,949	$12,612	$11,572	$32,024

(1)             Operating lease amounts include $14,520 of future operating lease payments, excluding estimated future sublease income, accrued for in accrued facility charges and in the purchase accounting restructuring accruals related to the Synavant and SAI acquisitions.

As of September 30, 2006, letters-of-credit for approximately $5,337 were outstanding related to deposits on certain facilities.

We have an agreement with a venture capital fund promoting technology businesses in New Jersey with a commitment to contribute $1,000 to the fund, callable at the discretion of the general partner in $100 increments. As of September 30, 2006, $700 has been paid, with $300 of the commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners. This asset is recorded within other assets in the accompanying consolidated balance sheet.

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

OUR LARGEST CUSTOMER PLANS A TRANSITION OF A SIGNIFICANT PORTION OF THEIR SERVICES

The Company’s largest customer has extended its contract with Dendrite for sales force effectiveness services in the United States through 2007, at current pricing, but has advised the Company that as part of the previously described RFP process initiated by the customer, it plans to transition such services, with the exception of support, maintenance and enhancements of Dendrite's sales force effectiveness software, in-house and to one or more third-party vendors.  The customer currently intends to continue with support, maintenance and enhancements of Dendrite's sales force effectiveness software up to 2011 under a separate contract, which the Company expects to generate revenue of at least approximately $7 million in 2008, plus work orders and special projects.

As discussed above in Management’s Discussion and Analysis, Dendrite estimates the value of revenues associated with the services that are expected to terminate at the end of 2007 to be approximately $41 million, excluding work orders and special projects, and estimates the segment operating income margin associated with these services to be in the range of 45% to 50%, excluding Corporate segment unallocated expense.

While the extension of the contract into 2007 plus anticipated one-time revenue from transition services and other work orders are expected to have a positive impact on 2007 results, and additional cost reductions, potential investments in new and complementary business lines and future new business are planned to help mitigate the impact of the contract loss, there can be no assurance that such cost savings will be achieved in the amounts or at the times we are targeting or that we will be able to generate sufficient additional revenues from new and complementary business lines and future new business.

Any failure to achieve such additional cost savings in the amounts and at the times we are targeting and to adequately increase revenues from investments in new and complementary business lines and future new business can be expected to have a material adverse effect on our revenues, profitability and financial condition.

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

IF OUR SECURITY MEASURES ARE BREACHED AND AN UNAUTHORIZED PARTY OBTAINS ACCESS TO A CUSTOMER’S DATA, CERTAIN OF OUR SOLUTIONS MAY BE PERCEIVED AS BEING INSECURE AND CUSTOMERS MAY CURTAIL OR STOP USING OUR SERVICE

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

FEDERAL AND STATE LAWS AND REGULATIONS AND THE LAWS OF VARIOUS FOREIGN JURISDICTIONS COULD DEPRESS THE DEMAND FOR SOME OF OUR SOLUTIONS

While we believe our data and analytics solutions are not in violation of current federal or state laws and regulations  or the laws of foreign jurisdictions pertaining to patient privacy, health information or personal information, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), we cannot guarantee that future laws or regulations or interpretations of existing laws and statutes will not impact negatively upon our ability to market these solutions or cause a decrease in demand for such solutions from customers that see an increased risk in any such new laws or regulations.

GOVERNMENTAL REGULATION MAY MATERIALLY AND ADVERSELY AFFECT OUR ABILITY TO DISTRIBUTE CONTROLLED SUBSTANCES THROUGH THE MAIL

Through our interactive marketing business, we may distribute controlled substances to doctors’ offices through the mail as part of certain interactive marketing programs provided on behalf of pharmaceutical manufacturers. It is important to the business that this practice of distributing prescription-only drugs continues. Future legislation may restrict our ability to provide these types of services. If any such legislation is enacted, it could have a material and adverse effect on our business, operating results and financial condition.

DIFFICULTIES IN SUBLEASING OR OTHERWISE DISPOSING OF CERTAIN OF OUR FACILITIES MAY NEGATIVELY IMPACT UPON OUR EARNINGS

We expect to sublease all or a portion of certain of our facilities and sell our facility in Piscataway, New Jersey. An inability to successfully dispose of or sublet, as applicable, any of these facilities or to obtain favorable pricing or sublease terms could negatively impact our earnings.

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

WE FACE RISKS IN CONNECTION WITH IMPLEMENTING THE REQUIREMENTS OF SECTION 404 OF THE SARBANES OXLEY ACT

We continue to be involved in the process of evaluating our internal control over financial reporting in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. This is a continuing process and we cannot be certain as to the timing of completion of our future reviews, evaluation, testing and remediation actions or the impact of the same on our operations or the results of the required testing and required attestation report by us and also by our registered independent public accounting firm. If at any time we are unable to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such actions could have a material adverse effect on our financial results and the price of our common stock.

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

ITEM 4. Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2006 solely because of the material weakness in internal control over financial reporting described below.  Management considers internal control over financial reporting to be an integral component of disclosure procedures.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2005, our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting and concluded that our system of internal control over financial reporting was effective as of December 31, 2005. During the second quarter of 2006, management identified a material weakness in internal control at Optas, Inc., which is part of our Marketing solutions segment.  Specifically, the controls to ensure that revenue is recognized in the appropriate accounting period did not operate effectively at Optas, Inc.  This material weakness resulted in an overstatement of revenue that was corrected by management in the consolidated financial statements and was not material to the overall presentation of Dendrite’s consolidated financial statements.  However, due to the potential for additional misstatement, management concluded that this deficiency represented a material weakness. Optas, Inc., which represents approximately 2% of consolidated revenues for the nine months ended September 30, 2006, was acquired during the third quarter of 2005 and, as permitted by applicable SEC rules, was excluded from the scope of our internal control assessment at December 31, 2005.

During the third quarter of 2006, we undertook certain improvements to remediate the material weakness related to our internal controls at Optas, Inc. over revenue recognition in the appropriate accounting period.  The remedial actions were as follows:

1.               The Company has appointed new operational and financial management over the business unit.

2.               The Company documented formal policies and procedures on revenue recognition for the Optas, Inc. business.

3.               Management conducted formal training regarding revenue recognition at the Optas, Inc. business location.

As of the date of this filing, we continue to take the steps necessary to fully remediate this material weakness in our internal control over financial reporting.  These internal controls will be subject to testing by Dendrite’s internal and external auditors in connection with management’s annual assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. We believe the remedial actions taken to date are reasonably likely to have a material affect on our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

Other than the risks described under the caption “OUR LARGEST CUSTOMER PLANS A TRANSITION OF A SIGNFICANT PORTION OF THEIR SERVICES” in Part I, Item 2 .” Management’s Discussion and Analysis of Financial Condition and Results of Operations”, there are no material changes in the risk factors from those included in our 2005 annual report on Form 10-K.

However, in addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 2.” Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “FACTORS THAT MAY AFFECT FUTURE RESULTS” in this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEM 5. Other Information

(a) On September 30, 2006, the Company committed to a plan to exit the Company’s facilities in Piscataway, New Jersey, Avalon Ridge, Georgia and the United Kingdom.  In connection with the exit of these facilities, management determined to terminate the employment of certain employees at each of these facilities.  In addition, the Company committed to a plan of termination with respect to certain European employees related to position eliminations or restructuring.  The information contained under the heading “RESTRUCTURING AND OTHER CHARGES” on page 23 is incorporated herein by reference.  The information set forth in Note 10 to the Notes to the unaudited consolidated financial statements is also incorporated herein by reference.

ITEM 6.  Exhibits

10.1	New Hire Authorization – Update Appendix

31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeffrey J. Bairstow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: November 2, 2006

By:	/s/ John E. Bailye
John E. Bailye,
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jeffrey J. Bairstow
Jeffrey J. Bairstow,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	New Hire Authorization – Update Appendix

31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Jeffrey J. Bairstow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, and Jeffrey J. Bairstow, Executive Vice President and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002