Form 10-K
period 2006-12-31
DENDRITE INTERNATIONAL INC
filed 2007-04-02
CIK 880321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 001-16379

Dendrite International, Inc.

(Exact Name of Registrant as Specified in Its Charter)

New Jersey	22-2786386
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1405/1425 Route 206 South
Bedminster, NJ 07921
(Address of Principal Executive Offices)
(908) 443-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Listed
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of shares of common stock held by non-affiliates of the registrant as of June 30, 2006 was $326,241,000 based upon the June 30, 2006 closing price of $9.22 per share.

The number of shares of common stock outstanding as of March 22, 2007 was 44,559,874.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is omitted for this Report. This Registrant will file an amendment to this Report on Form 10-K/A containing such information not later than 120 days after the end of the fiscal year covered by the Report in accordance with General Instruction G(3) of Form 10-K.

Note:                 Dendrite, Mobile Intelligence and the other Dendrite product and service names mentioned herein are trademarks or registered trademarks of Dendrite in the United States (“U.S.”) and in several other countries world-wide. All other product and service names referred to in this document are or may be the trademarks of their respective owners.

PART I

ITEM 1. Business

Potential Sale of the Company

On March 1, 2007, Dendrite International, Inc. (collectively, with its subsidiaries, the “Company,” “Dendrite,” “we,” and “our”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cegedim SA and Dogwood Enterprises, Inc., an indirect subsidiary of Cegedim (“MergerCo”). Pursuant to the Merger Agreement, MergerCo will be merged with and into Dendrite (the “Merger”), with Dendrite continuing as the surviving corporation. Under the Merger Agreement, at the effective time of the Merger (i) each outstanding share of common stock of Dendrite will be converted into the right to receive $16.00 per share in cash; (ii) each vested and unvested option to purchase Dendrite common stock that is outstanding and unexercised shall become fully vested and exercisable and, if not exercised prior to the effective time of the merger, shall be cancelled in exchange for the right to receive a cash payment per option equal to the excess of (a) $16.00 over (b) the exercise price of such option, less any applicable and required withholding taxes; and (iii) all unvested restricted stock unit awards will be cancelled and the holder will be entitled to receive a cash payment equal to $16.00 in cash, without interest and less any applicable withholding taxes, for each share of common stock underlying the restricted stock unit award. Each of Dendrite and Cegedim has made customary representations, warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including obtaining the approval of Dendrite’s shareholders, antitrust approvals and other customary closing conditions. The Merger Agreement contains certain termination rights for both Dendrite and Cegedim. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Dendrite will be required to pay to Cegedim a termination fee of $22.2 million. The Merger Agreement also requires Dendrite to reimburse up to $5 million of Cegedim’s reasonable expenses if the Merger Agreement is terminated under certain specified circumstances.

In connection with the Merger Agreement, on March 1, 2007, Dendrite and Registrar and Transfer Company, as Rights Agent, entered into Amendment No. 1 (the “Rights Amendment”) to Dendrite’s Rights Agreement, dated February 20, 2001 (the “Rights Agreement”). The effect of the Rights Amendment is to permit the execution of the Merger Agreement and the performance and consummation of the transactions contemplated by the Merger Agreement, including the Merger, without triggering the separation or exercise of the Rights (as defined in the Rights Agreement) or any adverse event under the Rights Agreement.

General

Dendrite was incorporated in 1987 with a mission to improve sales and marketing productivity for pharmaceutical and other life sciences companies. Dendrite pioneered and quickly became the standard for pharmaceutical sales force automation, enabling transparency between the home office and its sales force—a relationship that was formerly detached and paper-based.

Although considered a pioneer in sales force automation for the pharmaceutical industry, we also provide products and services at nearly every stage of the drug lifecycle, including, product marketing, regulatory compliance, and clinical trials. Our products and services are deployed in each of the world’s top 20 pharmaceutical companies; in hundreds of large, mid-tier, and emerging life sciences companies; and in more than 50 countries. Every year, millions of interactions are made using our products and services, which are closely aligned with the growing needs of the pharmaceutical industry.

At a company’s home office, for instance, we offer applications to manage sales territories and drug sample allocation. We offer more precise prescriber targeting methodologies that use longitudinal patient data to measure new brand starts and prescriber behavior, rather than just total prescriptions. To supplement the activity of sales representatives, we offer various direct-to-prescriber marketing products, such as direct mail, sample fulfillment, and peer-to-peer outreach. We solve patient persistence issues through integrated marketing programs that prospectively and retrospectively remind patients to fill their prescriptions. In the compliance area, we help clients adhere to state and federal regulations, validate computer systems, and audit sample inventories.

In 2006, we introduced several noteworthy products and services:

•       In the U.S. market, we launched Dendrite MICRO™, which is the industry’s first smartphone-based, cost-effective Sales Force Effectiveness (“SFE”) application. Primarily for emerging pharmaceutical companies with smaller sales forces, Dendrite MICRO is our first smartphone-based pharmaceutical industry solution.

•       In the Asian pharmaceutical market, we launched j-forceWireless™, a mobile phone-based SFE solution.

•       Early in the year, we delivered a complete solution to help U.S. pharmaceutical companies comply with increased reporting and disclosure requirements at the state level.

•       Dendrite acquired certain assets of Opus Health LLC to bolster its Marketing Solutions business, specifically to provide patient discount card adjudication for use in Dendrite’s persistence programs.

Global product teams were created in 2006 to better coordinate R&D efforts. We also embarked on a series of Customer Advisory Board meetings to partner with customers, seeking their input on current and future products.

Dendrite’s Products and Services

We deliver leading and adaptive products and services that help our customers become more efficient in spending their sales and marketing dollars in an increasingly competitive business environment. Our products and services are grouped into three operating segments: Sales Solutions; Marketing Solutions; and Emerging Solutions, which include compliance and clinical solutions.

I. Sales Solutions

With more than 100,000 sales representatives and district managers using our SFE solutions throughout the world, we have become a global leader in providing sales solutions to the life sciences industry. Our flagship product, Mobile Intelligence, enables sales representatives to be productive and efficient. We also provide organization alignment tools, sample management tools, geographic targeting tools for the European Union, and fully integrated support services.

The full suite of software and services in this category are grouped into three areas:

A. Sales Force Management

A broad field and home-office product suite that helps pharmaceutical companies manage sales force activities and includes both software licensing and maintenance. Products and services include sales force effectiveness, territory alignment and sample management.

Field

1.                 Mobile Intelligence™ (Version 4.2)—This succeeded WebForce™ as our flagship SFE solution, and it enables sales representatives in the life sciences industry to deliver timely and pertinent information to their customers—the prescribers—and provide visibility between the pharmaceutical home office and the field. Mobile Intelligence is the first-ever sales force management product designed to mirror the way that pharmaceutical sales representatives think and act in the field. Built on the Microsoft® .NET framework, the platform is open, extensible and configurable and can easily be integrated into a sales and marketing system environment.

2.                 J-force™—A suite of SFE tools specifically developed for the Asian pharmaceutical market. In Japan, approximately 25,000 life sciences sales representatives use the j-force suite of products.

a.                  J-forceNET™—A web-based product that integrates all major sales and support functions within a single SFE system. Designed specifically for the Japanese market, it enables pharmaceutical companies to manage all aspects of their customer relationships; view sales data; enter call information; update client profiles; access corporate resources; and effectively communicate with the home office.

b.                 J-forceWIRELESS™—A new mobile-phone solution fully integrated with j-forceNET to further increase sales representatives mobility. This is especially useful in emerging markets, where up-front equipment costs must be kept low. Because sales representatives already own mobile phones, they simply download our proprietary software, visit prescribers, and enter information directly with the phone, which is transmitted to the home office.

3.                 J-centreSYNERGY™—A solution that enables information exchange between pharmaceutical manufacturers and drug wholesalers.

4.                 VisiForce™—An SFE tool specifically for life science and pharmaceutical companies in emerging international markets where organizing, targeting, and evaluating potential prescribers is essential for the commercial success of sales forces.

5.                 Dendrite MICRO™—Our latest SFE solution using smartphones, designed for emerging life science companies with growing sales forces. Dendrite MICRO is preconfigured specifically for the needs of this market and is available on a monthly subscription basis to mitigate upfront investment costs for training and implementation. This solution boasts smartphone specific features such as “Near Me” which enables the sales representative to seek the closest prescriber to his or her exact location.

6.                 ForceMobile™—A PDA based solution that is highly configurable, highly functional, and easy-to-use, ForceMobile is designed specifically for organizations requiring portability and instant data access.

Home-Office Suite

7.                 Application Integration Server (“AIS”)—The AIS is the integration hub for our entire technology solution suite. It is a cost-effective, flexible, and practical architecture that provides pre-built integration between our products and allows our customers to integrate our solutions within their own environment. The AIS uses universal integration technologies (XML, Web Services), which promotes the integration of existing sales and marketing infrastructure investments and standards.

8.                 Analyzer™—A flexible, easy-to-use data analysis tool that standardizes the decision support and reporting processes for all levels of a pharmaceutical sales organization. Analyzer is available integrated with our .NET framework through Mobile Intelligence or as a standalone solution.

9.                 IntelliGEO™—IntelliGEO, available in the European region, allows sales management to determine geographical penetration in specific sales regions, known as bricks, with an interactive visual interface.

10.          Organization Manager®—A sales force resource management solution to eliminate interruption to the sales process as pharmaceutical companies redeploy and reorganize their sales force. The solution manages complex field sales alignments, linking sales representatives and managers to customers, geographies, products, territories, and teams to promote an efficient and productive sales environment.

11.          Sample Guardian™—A drug sample management tool used to track, analyze and store all drug sample related activity. Sample Guardian enables pharmaceutical companies to comply with government regulations, specifically in the United States, but with potential applicability in other countries.

B. Sales Support Services

Pharmaceutical companies are challenged to increase their productivity through improved business process support, a robust technical infrastructure, and systems integration. We offer a suite of solutions that enable clients to meet these goals.

1.                 Integrated Support Center—Support services that enhance the productivity and success of mobile field sales professionals and home-office personnel, including support for Dendrite business applications, third-party software, custom applications, and communications. Unlike a traditional help desk, Dendrite’s Integrated Support Center is pharma-focused for greater depth of knowledge and uses multiple, integrated channels to create a complete view of support issues and allow for efficient resolution. It is a single-site solution center for sales representatives when they encounter challenges.

2.                 Hardware & Asset Management Services—This service focuses on minimizing pharmaceutical sales representative downtime by quickly repairing and/or replacing non-functioning field-based hardware, such as laptop computers, tablets, slates, desktops, or handheld devices. In addition, this service focuses on tracking client assets and performing inventory management functions.

3.                 Implementation Services—With two decades of delivering customer relationship management (“CRM”) and SFE solutions, Dendrite provides pharmaceutical and life sciences companies with unique industry insight, expertise and technical capabilities for implementing today’s business application software solutions that best reflect the customer’s current or desired future practices.

4.                 Learning Solutions—Customized training programs that are designed to fully integrate into a company’s business needs. Our Learning Solutions may act as the total outsource provider or collaborate with a company’s existing training organization to deliver programs across a wide range of subject areas, including product education, compliance issues, corporate policy education, and soft skills.

5.                 Managed Hosting Services—Provides a total outsourcing alternative for customer system, software, and business application components, including servers, databases, communication networks, and data processes, which are housed within Dendrite’s state-of-the art Data Center facilities, or with Mobile Intelligence technology, available for on-site support.

C. Customer Data Management

Our Customer Data Management solutions are aimed at providing an accurate view of customers by enabling precision-based sales and marketing efforts that open up new opportunities for more efficient and effective selling.

1.                 Nucleus Pharma®—An end-to-end customer information management solution that enables users to capture, centralize and manage customer-related information from multiple data sources across the enterprise and use this focused customer view to make critical business decisions. Creating this “single view of the customer” enables the pharmaceutical companies to leverage up-to-date information for improved sales rep targeting and to achieve more efficient selling.

2.                 Business Intelligence DataMart—A comprehensive solution that enables the integration of sales and marketing data into a centralized repository to provide the ability to drive focused sales and marketing business decisions based on a 360-degree view of customers, brands, campaigns, programs, and events.

3.                 Validator—A tool that takes a company’s existing customer data, and returns it cleaned and verified against the industry’s most accurate reference database to ensure accuracy for sampling compliance.

II. Marketing Solutions

With increasing industry pressure for brand performance, the pharmaceutical industry has sought more efficient ways to reach its prescribers and patients versus traditional mass marketing techniques.

Our objective is to drive brand growth throughout its lifecycle. Through Dendrite’s unique methodology for driving behavioral change, we can help increase dialogue about the brand and connect their primary customers—the sales rep, the prescriber, the patient and ultimately the pharmacy where they fill prescriptions. Our unique methodology starts with more precise targeting based not only on prescriber volume but also on behavior and spheres of influence; execution through a series of behavioral changing outreach tools to professionals and patients; and measurement of results using robust Return-on-Investment (“ROI”) data analysis. This complete process is managed by Dendrite’s proprietary campaign management tools acquired through the Optas, Inc. (“Optas”) acquisition in 2005.

Our products are grouped in four areas: Targeting, Driving Behavior, Measurement and Campaign Management.

A. Targeting

1.                 Data & Analytics—Longitudinal Prescription Data (“LPD”) uses  prescription data to track physicians’ prescribing patterns and their patients’ adherence. By partnering with Verispan LLC, which supplies the raw data, Dendrite has access to the most comprehensive pharmacy-linked prescription dataset. Dendrite has a team of industry specialists and analysts that are pioneers in the area of pharmaceutical data analysis and interpretation.

a.                  LPD helps to provide a thorough understanding of a client’s goals and barriers, performs extensive study of current and ongoing market positioning, and provides clients with insightful observations and points of interest.

i.                   With LPD, we can identify true new brand starts because they are not masked by refill data. By tracking a patient’s prescription history over time, we can distinguish between a true new prescription in a brand versus traditional sales data that cannot distinguish between a prescription being renewed or truly written for the first time.

ii.               Using LPD, we can identify patients’ persistence and link those to their prescribers by looking at the prescribing and adherence behavior of each over time. We can identify competitive switching behavior by showing a prescriber’s tendency to be influenced by early adopters, or slow adopters, to specific program messaging and tactics.

b.                 Dendrite provides targeting and segmentation at the start of any promotional program, with tracking and ROI reporting during and after a program’s execution. Reporting includes transactional and behavioral, observations; recommendations for going forward with any given program; and suggestions for future programs that may increase product awareness and market share.

2.                 Physician ConnectSM—A tool that offers the pharmaceutical industry an advanced solution for identifying prescribers who influence peers’ script writing behavior. Unlike traditional key opinion leader solutions, Physician Connect identifies local and regional influencers within the social or professional networks of trust. By targeting these influencers with specific marketing and sales messaging, the rapid adoption of a new or mature product by these leaders can catalyze its adoption in localized markets.

3.                 Validator™—This solution reconciles physician data by standardizing, matching, and purging out duplicate information. Dendrite clients build a solid foundation of reliable, practitioner-specific data, which is the prerequisite for targeted integrated marketing and sales activity. For Marketing Solutions validation is done as an integrated part of direct-to-prescriber marketing programs.

4.                 Pharbase™—A prescriber database service in the European region that provides a source of intelligence to pharmaceutical companies. Powerful marketing programs can be developed with precise targeting characteristics based on various elements, such as doctor profile data, response to previous promotional approaches, specialty, interests, areas of influence, and socio-demographic data contained in Pharbase.

5.                 Docscan®—A European, regional and country based physician profiling service that enables pharmaceutical customers to analyze physician behavior, market trends, and demographics. Docscan provides customers with business intelligence for a broad range of strategic sales and marketing actions, including projecting prescriber product acceptance, predicting consumer utilization and preparing subsequent promotional initiatives.

6.                 CME Marketing—A service that allows a continuing medical education provider’s message to reach its key target audience through proprietary lists.

7.                 Publication Circulation Management—Expert services to support paid, controlled, and single-sponsored publications. Dendrite’s extensive database resources make it possible to customize the profiling and targeting of prescribers and healthcare professionals to meet a customer’s brand objectives.

B . Driving Behavior

1.                 Dendrite Sampling and Fulfillment—Dendrite’s fulfillment solution provides ordering, distribution, tracking, compliance and reporting. Clients can ship directly to individual prescribers, to patients, or to sales representatives in bulk. The service includes prescription drugs, controlled drugs, over-the-counter (“OTC”) medications, premium materials and literature. We have a 137,000 square-foot, climate-controlled facility, which is fully licensed to distribute prescription and controlled (Schedule II-V) drugs, medical devices, and OTC products to physicians, patients, and pharmaceutical representatives throughout the U.S. We ship about 1.4 million drug samples per year.

2.                 Medical DialogueSM—A pharmaceutical industry-specific peer-to-peer outreach that provides targeted telephone-based, interactive discussions between our on-staff physicians and targeted prescribing decision-makers for specific promotions by our customers. This service help builds product awareness and credibility.

3.                 Patient Persistence Cards—These cards can be redeemed by patients of participating brands at pharmacies to receive discounts on medication to encourage first fill and subsequent refills (using prospective and retrospective communication). Together, using our Campaign Management platform, prescriber data analysis and our fulfillment and telecommunication services, our Patient Persistence programs are now deployed for over 40 brands with over 25 million cards in circulation.

4.                 Dendrite E-Marketing

a.                  Dendrite E-Mail—The only privacy-safe software solution designed specifically for pharmaceutical companies to create and deploy personalized high volume customized messaging e-mail campaigns to a targeted audience.

b.                 E-Detailing (Provided by Lathium)—Targeted programs that create an interaction between the pharmaceutical company and physician. For instance, using the Internet to create a relationship with each physician, generating an educated dialogue about a pharmaceutical product and then capturing the user’s insights and opinions helps marketers refine product selling strategies.

c.                  E-Sampling (Provided by Medmanage)—Samples empower physicians to prescribe a certain brand. E-Sampling allows a physician to request a shipment of samples directly from the manufacturers through their fulfillment vendor without the need for a representative’s visit. Dendrite provides this capability to physicians via a simple, convenient, and user-friendly web-based process.

5.                 Direct Mail—Dendrite’s direct mail services range from personalized Direct-to-Physicians and Direct-to-Patients mail creation and distribution. This is widely used in our European business.

6.                 STAT/GRAM®—An effective branded communication service that is both well recognized by physicians, secondary prescribers, pharmacists, and other health care professionals. Pharmaceutical companies use this service to distribute important medical news, such as product launches, labeling changes and product safety recalls.

7.                 Telecommunications/Call Center—A rapidly deployed service that enables interactive communications in reaching targeted prescribers and health care professionals via leading-edge call services that deliver the marketers’ product messages. Dendrite customizes programs and offers live operator or interactive voice response (“IVR”) systems.

C.              Measurement—We measure campaign performance through operational reports for products. Our programs can be reported via an online dashboard, and our programs include return on investment measurement to track performance and to inform future campaign waves.

D.             Dendrite Campaign Management Solution (OptasTM)—A platform built for the pharmaceutical industry for designing, executing and managing pharmaceutical marketing campaigns. The campaign management suite incorporates several components of the marketing process, including segmentation, message management, timed communications, response management, and program registration and privacy protection as per the Health Insurance Portability and Accountability Act (“HIPAA”). The suite is delivered in a hosted, online format and consists of campaign planning tools, an online survey tool, an email deployment tool and a reporting tool for tracking and measuring the progress and return of a campaign.

III. Emerging Solutions

Dendrite’s Emerging Solutions business includes compliance solutions and clinical solutions. While these businesses are smaller relative to the Company’s total revenues today, they service additional functional areas within our customer organizations, where Dendrite’s core competencies provide opportunities for future growth.

A.               Regulatory Compliance Solutions

Dendrite’s Regulatory Compliance Solutions provide the resources and specialized guidance needed to cost-effectively comply with the policies and regulatory requirements of the Food and Drug Administration (“FDA”), the Drug Enforcement Administration (“DEA”), and state agencies (including registration processes). These solutions unite market-leading software tools with consulting and professional services and support the pharmaceutical product lifecycle through the following components:

1.                 Regulatory Consulting—Services to help pharmaceutical companies overcome challenges and meet the provisions of the DEA, FDA, Prescription Drug Marketing Act (“PDMA”) and the Controlled Substances Act (“CSA”). These services are designed to help pharmaceutical companies streamline compliance activities and reduce costs.

a.                  Off-Label Promotion Auditing—A documentation program that enables pharmaceutical companies to show how all promotional messaging falls within the guidelines of FDA-approved use.

b.                 DEA Solutions—These encompass the regulatory requirements of the CSA and the DEA policies pertaining to controlled substances and List I chemicals. These reviews provide an in-depth insight into a pharmaceutical company’s level of compliance with DEA regulations and in assessing the well being of its overall compliance program.

c.                  FDA Solutions—These include Standard Operating Procedures (“SOPs”), inventory and reconciliation process, and drug sample labeling to help pharmaceutical companies comply with FDA regulations.

2.                 Sample Management—Dendrite provides a single source for all of a pharmaceutical company’s sample management needs—either as a complete outsourcing solution or components to address specific needs, including program design, management, automation, and logistics.

a.                  Sample Guardian™—A management tool used to track, analyze and store all drug sample activity. Sample Guardian helps enable pharmaceutical companies to comply with government regulations, specifically in the United States, but with growing applicability in other countries.

b.                 Sample Reconciliation Services—Services designed to provide reconciliation of prescription drug samples along with the evaluation of potential significant loss of field sales representatives’ drug sample inventories. These services are guided by client-specific procedures and by regulatory requirements, such as PDMA in the U.S.

c.                  Sales Rep Close Outs—A service that is guided by client-specific procedures and by the regulatory requirements of the PDMA. We work with pharmaceutical companies to gather corporate equipment (phones, car, laptop, etc.) from field sales representatives whose jobs are eliminated or are leaving the company. This service is available in all 50 states.

d.                 PDMA Training—Designed to address the needs of pharmaceutical and life sciences companies in the design or redesign of their sample, regulatory and compliance programs to provide solutions such as business rules definition, SOP generation, drug sample program design, and process flows to ensure compliance with PDMA regulations.

3.                 Auditing and Inventory Services—A full set of services to help pharmaceutical companies identify potential issues and track progress toward resolving them. Using experienced and professional field inventory specialists and auditors, Dendrite conducts annual inventories, random audits, and For-Cause audits of field sales representatives. Additional Auditing and Inventory Services include practitioner office visits, Signature Verification programs, and sales representative close outs.

a.                  Signature Verification—A service that enables pharmaceutical companies to maintain accurate PDMA records. Dendrite’s professional field inventory specialists and auditors are responsible for the Signature Verification programs, helping clients detect potential PDMA record falsification. Dendrite designs programs for specific needs, including a Signature Verification Letter component and/or a formalized program for performing practitioner office visits.

b.                 For-Cause Audits—A service involving independent personnel outside of field sales to conduct a thorough and timely For-Cause Audit that can be completed within the required reporting window when it comes to reporting issues, such as significant loss, theft, and falsification of records to the FDA. Dendrite’s team of former state and federal investigators is strategically located throughout the United States. This allows them too quickly and cost effectively audit for drug accountability, perform document reviews, and conduct interviews with a pharmaceutical company’s sales representatives, practitioners and/or pharmacists. At the conclusion of every assignment, Dendrite provides a detailed audit report that helps facilitate development of a FDA-required written report.

c.                  Validator—Designed to take a company’s existing customer data, and return it cleaned and verified, using the industry’s most accurate reference database to ensure validation for sampling.

4.                 State Services—From Vermont to California, inconsistencies in state regulations are contributing to a confusing regulatory landscape and making in-house compliance efforts increasingly expensive and impractical to oversee. Dendrite’s suite of State Services enable pharmaceutical companies to improve their understanding of regulatory trends.

a.                  State Monitor™—To keep compliance costs manageable while staying ahead of current and pending state regulations, Dendrite provides a monitoring service that improves a pharmaceutical company’s understanding of the state regulatory requirements and registration processes related to the research, manufacturing and distribution of pharmaceutical products, controlled substances, over-the counter products, and medical devices.

b.                 Custom State Research—For those regulatory challenges that require in-depth information and analysis to adequately frame and address a specific compliance issue, Dendrite offers experts who are continuously monitoring the regulatory compliance situation as it develops.

c.                  State Guardian™—Dendrite’s State Guardian™ provides a safe and efficient way to ensure uniform compliance with the state laws and regulations that govern marketing and advertising expenses, as well as sales promotion and expenses. This comprehensive data management and reporting service collects all the necessary compliance data, rationalizes that data for one view of the customer and then generates reports for state compliance requirements. State Guardian™ integrates with a wide range of enterprise applications and scales to grow with changing needs.

d.                 State Licensing—Dendrite provides the knowledge and resources required for the in-state and out-of-state licensing and renewals process as it pertains to pharmaceutical research, distribution, manufacturing, and corporate locations, with the guidance that enables pharmaceutical companies to understanding the state regulatory requirements and registration processes. This includes the research, manufacturing and distribution of pharmaceutical products, controlled substances, OTC products, and medical devices.

e.                  VAWD Consulting and Auditing—Through its Verified-Accredited Wholesale Distribution™ (“VAWD™”) Consulting and Auditing program, Dendrite helps pharmaceutical companies take a proactive approach to addressing the current drug counterfeiting issue. Dendrite enables companies to pass the accreditation process and thereby remain compliant with this FDA supported voluntary program.

5.                 Computer Systems Validation Services—Services to validate clients’ systems to ensure compliance with FDA / PDMA regulations and client business process by utilizing a formalized, risk-based methodology. This does not apply to sampling solutions alone, but also to solutions to support marketing, clinical, and sales.

a.                  Training—Complete regulation and compliance-specific training and collaborative educational solutions delivered through traditional, web-based or blended training methods. Dendrite develops and delivers training program content, tailored to specific requirements.

b.                 Revalidation—When a client’s regulated systems undergo changes, it’s not always easy to determine the extent to which re-validation measures are required. Our risk-based revalidation methodology helps ensure the client’s continued regulatory compliance, while remaining focused on an efficient revalidation execution that avoids over-testing.

c.                  Documentation—An optical scanning, imaging, character-recognition, and retrieval system designed for efficient, economical sample accountability and management of samples distributed utilizing paper (versus electronic signature capture).

d.                 Validation Gap Analysis—The Dendrite computer systems validation service enables pharmaceutical clients to quickly remediate any validation shortcomings, starting with a thorough evaluation of current system validation suitability and ending with reporting on the existing gaps and actionable recommendations for alleviating them.

e.                  Validation Staffing—For life science companies performing Computer System Validations, those skills are highly specialized and in short supply. Dendrite provides experienced staff with deep knowledge and practical experience to help fill those capability gaps, as needed or on a scheduled recurring basis.

f.                    21 CFR Part 11—A service provided by Dendrite’s seasoned team of compliance professionals consisting of onsite assessment audits and reviews to identify any gaps or potential issues that affect a client’s existing Part 11 compliance status along with recommended action plans.

B.  Clinical Solutions

Dendrite offers a set of cost-effective solutions designed to benefit the clinical trial process by assisting in effectively initiating studies, identifying potential investigators and patients, providing ongoing support and training to investigators, conducting pre- and post-marketing risk assessments, facilitating safety reporting, and providing data analysis of trial and competitive drugs. Dendrite helps pharmaceutical companies find high-value investigators and keep them satisfied, by providing the comprehensive Investigator Relationship Management (“IRM”) capabilities necessary. This includes the tools to bring communications, collaboration, metrics and benchmarks to customer studies, the data management services to keep practitioner data clean, up-to-date and verified, and the trial support services to ensure that processes are running smoothly.

1.                 Clinical Data—Old data and unmanageable lists can make the search for new investigators difficult. As a one-stop shop for trial-related data services, Dendrite enables pharmaceutical companies to optimize the investigator search process.

a.                  Clinical Validator—A customer information management service to the pharmaceutical industry. Clinical Validator processes ensure practitioner data is clean, up-to-date, and verified, allowing every practitioner to be standardized, augmented, and verified against the Universal Master Prescriber database (“UMP”). This service supports both one-time data scrubbing needs and ongoing periodic data validation programs, such as those required by PDMA legislation. Clinical Validator helps pharmaceutical companies build a solid information foundation on which to base strategic business decisions and support critical business processes.

b.                 Protocol/Investigator Identification Feasibility—Dendrite provides clients with clinical trial services utilizing a global, strategic approach that multiplies pool size at the onset and then, through a series of client-defined filters, produces a verified and ranked listing of investigators.

c.                  Patient Recruitment—A service designed to help clients alleviate a key operational burden of the trial process—patient recruiting. Dendrite enables clients to create a strong foundation for their patient recruitment through a relationship marketing program that delivers educational messaging to keep patients invested in the study and thereby reduce turnover.

2.                 Applications Technology—Dendrite’s Applications Technology provides the tools to help Investigators collaborate more effectively on a clinical study. Dendrite also helps improve the performance of site monitors through access to the Monitor Contact Management System fully configured to the needs of the user.

3.                 Support Services—Dendrite’s clinical trial support services, include technical help desk, site assessments, hardware provisioning, and connectivity facilitation. Dendrite’s experience with clinical trials and their infrastructure provides access to full-service support for even large global studies.

Services include:

•       Technical help desk

•       Site assessments

•       Hardware provisioning

•       Connectivity facilitation

a.                 Investigator Meeting/Training—We help clients efficiently train investigators and site study staff and can also develop custom e-learning/training courses to match client needs.

b.                Help Desk and Hardware—We provide a single-vendor service that helps uninterrupted site productivity for a client’s clinical trials. As part of this service, we provide technical help desk, site assessments, hardware provisioning, and connectivity facilitation.

c.                 Managed Hosting—We provide pharmaceutical and life science clients with a secure disaster recovery or backup site for mission critical applications and databases to their primary data center along with a full range of customized services, featuring the latest in technology innovation.

Customers

Our solutions are deployed in each of the world’s top 20 pharmaceutical companies, in hundreds of large, mid-tier, and emerging manufacturers, and in more than 50 countries around the globe.

Approximately 18% and 12% of our total revenues in 2006 and approximately 24% and 10% of our total revenues in 2005 came from our two largest customers, Pfizer and Sanofi-Aventis, respectively. Approximately 28% of our total revenues in 2004 came from our largest client, Pfizer.

The Company’s largest customer plans to transition U.S. sales effectiveness services from Dendrite to one or more third-party vendors. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for more information on this transition and its expected impact on the Company.

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

Research and Development

We continue to take advantage of new technologies in developing new products and services. We work closely with our customers to develop new products designed directly for their business needs. We recorded approximately $7,580,000, $6,094,000, and $9,316,000 of research and development expense for the years ended December 31, 2006, 2005 and 2004, respectively. Our research and development expense plus additions to capitalized software development costs, was approximately $12,159,000, $10,958,000 and $15,202,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We capitalized less costs in the year ended December 31, 2006 than in 2005 due to development of our next generation SFE solution, released in 2005.

Dendrite has capitalized certain costs related to the development of new software products and the enhancement of existing software products consistent with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Capitalized software development costs, net of accumulated amortization, were $9,952,000 and $10,341,000 at December 31, 2006 and 2005, respectively.

Seasonality

Historically, we have experienced lower spending from our customers in the first and third quarters as compared to other quarters. Due to our international operations, we have been impacted by lower third quarter spending by our customers outside the United States.

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

Employees

As of December 31, 2006, the Company employed 2,534 employees: 1,292 in the U.S. and Canada; 729 in Europe; 301 in the Pacific Rim; and 212 in Latin America.

Operating Segments

In the second quarter of 2006, the Company changed its operating segments to reflect its reorganized business. The Company has expanded its segments into three operating segments: Sales solutions, Marketing solutions, Emerging solutions as well as a corporate segment. For more information with respect to the financial results and conditions of our operating segments, see Note 14 to our consolidated financial statements.

In 2004, the Company did not have the necessary systems in place to track global information needed to consolidate revenue, operating (loss) profit, depreciation and amortization expense and capital expenditures between the new operating segments. As such, the 2004 amounts have not been presented, as to do so would be impracticable. Our 2005 segment results have been restated to conform to the current year presentation.

Geographical Areas

See Note 14 of the Notes to Consolidated Financial Statements concerning information relating to the Company’s geographic areas.

Executive Officers

The following table identifies the current executive officers of the Company:

Name	Age	Capacities in Which They Serve
John E. Bailye	53	Chairman of the Board and Chief Executive Officer
Joseph A. Ripp	54	President and Chief Operating Officer
Jeffrey J. Bairstow	48	Executive Vice President and Chief Financial Officer
Christine A. Pellizzari	39	Senior Vice President, General Counsel and Secretary
Carl L. Cohen	47	President, Marketing Solutions
Natasha Giordano	46	President, Global Business Unit
Garry D. Johnson	55	Senior Vice President and Chief Technology Officer
Mario Mauri	41	President, Europe
Jean-Paul Modde	42	President, Asia-Pacific
Mark Theilken	56	President, Sales Solutions
James Young	48	Senior Vice President and Chief Human Resource Officer

Each executive officer serves at the discretion of the Board of Directors.

John E. Bailye has served as Chief Executive Officer and Director since the Company’s founding in 1987 and since 1991 in the additional position of Chairman of the Board. Prior to 1987, Mr. Bailye served as Managing Director of Foresearch Pty., Limited (“Foresearch”), a consulting company to the pharmaceutical industry in Australia. Mr. Bailye served in that capacity from the time he acquired Foresearch in 1976 until he sold the company in 1986. Mr. Bailye served as a market researcher for Foresearch prior to 1976. Mr. Bailye holds a Bachelor of Commerce degree in Finance, Marketing and Business from the University of New South Wales.

Joseph A. Ripp has served as President and Chief Operating Officer since he joined Dendrite in November 2005. Prior to joining the Company, Mr. Ripp held several senior positions within Time Warner, Inc., most recently serving as Senior Vice President of the Media & Communications Group. Prior to that position, Mr. Ripp served as Vice Chairman of America Online, Inc. from 2002 to 2004. Mr. Ripp also served as Chief Financial Officer of America Online, Inc.; Executive Vice President and Chief Financial Officer of Time Warner, Inc.; and Executive Vice President, Chief Financial Officer of Time, Inc. Mr. Ripp is on the Board of Directors of Greenfield Online, Inc. He is on the Board of Trustees at Manhattan College and the Board of Directors of the Advertising Educational Foundation. He also serves on the Board of Directors and Executive Committee of the Ad Council and is Chairman of its Finance Committee. Mr. Ripp holds a Bachelor of Arts degree from Manhattan College and Master of Business Administration from the Bernard M. Baruch College of the City University of New York.

Jeffrey J. Bairstow has served as Executive Vice President and Chief Financial Officer since he joined Dendrite in December 2005. Prior to joining Dendrite, Mr. Bairstow served as Chief Operating Officer of RelayHealth Corporation from 2004 to 2005 and Senior Vice President and Chief Financial Officer of Vitria Technology, Inc. from 2003 to 2004. From 1997 to 2002, Mr. Bairstow held senior management positions within Health Net, Inc. including Executive Vice President and Chief Financial Officer of Health Net-California and President of Health Net’s Government and Specialty Services Division. Mr. Bairstow has also previously served as Chief Operating Officer of America Service Group; President of Managed Health Network, a subsidiary of Health Net, Inc.; Chief Financial Officer and then President of Vendell Healthcare; and Vice President of Finance and Corporate Controller and then Chief Operating Officer of

Park Healthcare Company. Mr. Bairstow holds a Bachelor of Arts degree from Vanderbilt University and Master of Business Administration from Vanderbilt’s Owen School of Business.

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

Carl L. Cohen has served as President, Marketing Solutions since joining Dendrite in June 2006. Prior to joining Dendrite, he spent more than six years with Starwood Hotels and Resorts Worldwide where he held senior executive positions, he most recently serving as Senior Vice President, Marketing and Customer Technology. Prior to Starwood, Mr. Cohen served in other senior executive roles including Chief Marketing Officer for Wrenchhead.com and Executive Vice President of Marketing for Indy League Racing. Mr. Cohen has also held senior marketing and brand management leadership positions at Philip Morris, Colgate Palmolive and Reckitt & Coleman. Mr. Cohen holds a Bachelor of Science degree in Accounting from the University of Albany, State University of New York, and Master of Business Administration from the Wharton School of the University of Pennsylvania.

Natasha Giordano has served as President, Global Business Unit responsible for global pharmaceutical company business and Canadian and Latin American sales and operations since January 2005. Ms. Giordano has additionally been responsible for company-wide sales strategy and North American Integrated Services since March 2006. Ms. Giordano has been with Dendrite since 2000 and has previously served as Group President, Global Business Unit for major customers, and Vice President, Global Accounts. Prior to joining Dendrite, Ms. Giordano spent 10 years at Parke-Davis/Warner Lambert in various sales and sales leadership positions, most recently managing Strategic Alliances. Ms. Giordano holds a Bachelor of Science degree from Wagner College in New York.

Garry D. Johnson has served as Senior Vice President and Chief Technology Officer since 2003. Mr. Johnson has been with Dendrite since 2000 and has previously served as Vice President of North American Technical Operations. Prior to joining the Company, Mr. Johnson served as Vice President of Information Technology at Boron Lepore and, prior to that, as Director, IT Strategy & Quality, at Allied Signal. Mr. Johnson holds a Bachelor of Arts degree in Management from Fairfield University.

Mario Mauri has served as President, Europe responsible for European sales, marketing and operations since March 2006 and has previously served as Vice President, Europe; Vice President, Southern Europe; and Vice President, European Operations. Mr. Mauri joined Dendrite in 2003 when Dendrite acquired SYNAVANT, Inc. Mr. Mauri worked at SYNAVANT and its predecessor companies, WALSH International and IMS Health Strategic Technologies, for eleven years and held several key senior sales and marketing positions, including General Manager, Italy, Greece and Turkey and Sales Solutions Director, Europe. Mr. Mauri holds a University Master Degree in Computer Science from the University of Milan, Italy.

Jean-Paul Modde has served as President, Asia-Pacific responsible for Asia-Pacific sales, marketing and operations since March 2006. Mr. Modde has been with Dendrite since 1988 and has previously served in other key senior executive positions including: Senior Vice President, International; Vice President, Asia/Pacific and Latin America; Regional Director, Latin America; and Sales Director, Europe. Mr. Modde holds a Bachelor of Science degree in Computer Science from Macquarie University, Australia.

Mark S. Theilken has served as President, Sales Solutions since March 2006 and is responsible for the U.S. sales solutions business and North American Implementation Services. Mr. Theilken has been with

Dendrite since 2004 and has previously served as Senior Vice President responsible for North American sales, marketing services, and BuzzeoPDMA sales and operations, and Senior Vice President responsible for integrated marketing, data management and Dendrite’s CRM Effectiveness unit. Prior to joining Dendrite, Mr. Theilken served as President and Chief Executive Officer of Fuego, Inc. from March 2000 to January 2004. Prior to Fuego Mr. Theilken spent 5 years at Acxiom Corporation serving as Group Leader, InfoBase Products, and Senior Vice President, marketing information services. Prior to Acxiom, Mr. Theilken spent 22 years at IBM Corporation. Mr. Theilken holds a Bachelor of Science degree in Mathematics from the University of Illinois.

James E. Young has served as Senior Vice President and Chief Human Resources Officer since September 2006. Prior to joining Dendrite, Mr. Young served as Senior Vice President, Human Resources at WebMD Corporation from 2001 to 2005. Mr. Young also served for five years as Senior Vice President, Human Resources, at Simon & Schuster; the publishing division of Viacom Inc. Before Simon & Shuster, Mr. Young held several key senior human resources and business leadership positions at General Electric’s NBC division where he worked for eleven years. Mr. Young holds Bachelor of Arts degrees in Philosophy & Political Science from Fairleigh Dickinson University.

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

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

We lease the following facilities in the United States: a 233,000 square foot facility in Bedminster, New Jersey, which serves as our corporate headquarters; a 137,000 square foot facility in Totowa, New Jersey, which houses a distribution center, warehouse, call center and administrative offices for our integrated marketing business; a 100,000 square foot facility in Chesapeake, Virginia, which houses our data and integrated support centers; a 86,000 square foot facility in Duluth, Georgia, which houses our hardware repair, maintenance and asset management center; a 6,700 square foot office in Durham, North Carolina, which houses employees and operations in our data and analytics business; a 14,000 square foot facility in Woburn, Massachusetts which houses employees and operations for our Optas division; a 2,500 square foot facility in Hauppuage, New York which houses employees and operations for our OPUS Health division; and a 4,400 square foot office in Fort Mitchell, Kentucky, a 2,100 square foot office in Mount Laurel, New Jersey and 11,000 square foot facility in Richmond, Virginia which house employees and operations for our BuzzeoPDMA division. The Bedminster facility is subleased from Pharmacia & Upjohn Company, a subsidiary of Pfizer, Inc.

We also lease a total of approximately 353,000 square feet for local management, sales offices and operations in the following countries: Australia, Belgium, Brazil, Canada, China, Colombia, France, Germany, Greece, India, Italy, Japan, Mexico, New Zealand, Poland, Portugal, Russia, Singapore (Asia-Pacific regional headquarters), South Korea, Spain and The Netherlands. We also own a 10,000 square foot facility in Leicestershire, United Kingdom, which is utilized for local management, sales offices and operations.

The Company also owns a 145,000 square foot facility in Piscataway, New Jersey which does not currently house any operations and is being held for sale.

ITEM 3. Legal Proceedings

Dendrite is from time to time involved in litigation relating to personnel and other claims arising in the ordinary course of business. On or about March 13, 2007, plaintiff Albert Oldham commenced a purported class action against Dendrite, its directors and Cegedim alleging that Cegedim’s pending acquisition of Dendrite is unfair to Dendrite’s shareholders, and purporting to assert claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty. In the lawsuit, captioned Albert Oldham v. Dendrite International, Inc., et al., plaintiff asks the court to (i) declare that the action is properly maintainable as a class action, and certify the named plaintiff as class representative and its counsel as class counsel; (ii) declare and decree that the merger agreement between Dendrite and entities affiliated with Cegedim was entered into in breach of the fiduciary duties of the members of the Board and is therefore unlawful and unenforceable; (iv) rescind and invalidate the merger agreement; (v) enjoin Dendrite and the Board from consummating the merger unless and until procedures are implemented to obtain the highest possible price for the shareholders; (vi) direct the Board to exercise its fiduciary duties to obtain a transaction which is in the best interests of the shareholders and in which the highest possible price is obtained; (viii) impose a constructive trust on any benefits improperly received by the Board as a result of wrongful conduct; and (viii) award plaintiff the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. Based on the facts known to date, Dendrite believes that the claims asserted by the plaintiff are without merit and intends to defend itself vigorously.

The Company is not currently engaged in any other legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock, no par value, is quoted on the NASDAQ Global Select Market under the symbol “DRTE.”

The following table sets forth for the periods indicated the high and low sale prices for our common stock as reported by the NASDAQ Global Select Market.

Period	High	Low
Quarter Ended December 31, 2006	$11.99	$9.34
Quarter Ended September 30, 2006	$10.50	$8.48
Quarter Ended June 30, 2006	$13.57	$9.14
Quarter Ended March 31, 2006	$14.92	$12.28
Quarter Ended December 31, 2005	$19.96	$13.60
Quarter Ended September 30, 2005	$20.05	$13.88
Quarter Ended June 30, 2005	$16.21	$13.75
Quarter Ended March 31, 2005	$18.64	$13.79

Approximate Number of Equity Security Holders

As of March 22, 2007, there were approximately 289 holders of record of our common stock.

Dividends

The Company has never paid cash dividends on its common stock and does not intend to pay cash dividends on common stock in the foreseeable future. If the Company were to consider paying cash dividends, certain of the covenants of the Company’s line of credit and its merger agreement with Cegedim, SA and Dogwood Enterprise, Inc. may limit the amount or restrict the payment of any such dividends we may pay. See Note 8 of the Notes to Consolidated Financial Statements and “Liquidity and Capital Resources” in Item 7 for a discussion of our credit agreement.

ITEM 6. Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003(a)	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$423,958	$437,240	$399,197	$321,107	$225,756
Operating costs & expenses:
Operating costs	236,046	236,230	205,896	162,481	111,381
Selling, general and administrative	166,857	144,931	132,016	107,862	77,132
Research and development	7,580	6,094	9,316	11,633	10,396
Restructuring and other charges(b)(c)(d)	29,744	9,372	—	—	1,785
Amortization of acquired intangible assets	4,140	4,431	4,851	4,308	335
Other operating (income)(f)	—	—	(707)	—	—
Total operating costs & expenses(e)	444,367	401,058	351,372	286,284	201,029
Operating (loss) income	(20,409)	36,182	47,825	34,823	24,727
Interest (income), net	(2,310)	(625)	(64)	(731)	(1,085)
Other expense (income), net	315	20	277	(560)	149
(Loss) income before income tax expense	(18,414)	36,787	47,612	36,114	25,663
Income tax expense	8,331	15,340	18,047	15,054	10,265
Net (loss) income	$(26,745)	$21,447	$29,565	$21,060	$15,398
Net (loss) income per share:
Basic	$(0.61)	$0.50	$0.71	$0.52	$0.39
Diluted	$(0.61)	$0.48	$0.69	$0.51	$0.38
Shares used in computing net (loss) income per share:
Basic	43,692	42,861	41,503	40,340	39,872
Diluted	43,692	44,223	43,075	41,415	40,127

	As of December 31,
	2006	2005	2004	2003(a)	2002
	(in thousands)
Balance Sheet Data:
Working capital	$68,951	$82,247	$68,058	$47,176	$86,037
Total assets	374,671	363,007	322,569	262,457	188,476
Capital lease obligation, less current portion	71	1,648	3,036	187	275
Stockholders’ equity	248,060	261,415	227,589	176,135	146,759

(a)           Includes the operating results of Synavant Inc. for the period from June 16, 2003 through December 31, 2003.

(b)          2006 restructuring and other charges relates to $21,312 of severance expense, $4,454 of an asset impairment charge and $3,978 of facility and other charges.

(c)           2005 restructuring and other charges relates to $7,649 of facility related charges and $1,723 of severance

(d)          2002 restructuring and other charges relates to write-down of a facility then held for sale.

(e)           2006 includes $4,367 of total stock-based compensation expense from the adoption of SFAS 123 (R).

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

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of our operations and financial condition. MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes to consolidated financial statements. Enterprise-wide disclosure information appearing in Note 14 of the Notes to Consolidated Financial Statements are presented in accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

Potential Sale of the Company

On March 2, 2007, Dendrite entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cegedim S.A. (“Cegedim”) and Dogwood Enterprises, Inc., a wholly-owned subsidiary of Cegedim (“Merger Sub”). Pursuant to the Merger Agreement, Cegedim will acquire Dendrite in a taxable all-cash transaction whereby Merger Sub will merge with and into Dendrite (the “Merger”). Dendrite will continue as the corporation surviving the Merger and will become a wholly-owned subsidiary of Cegedim. The Merger Agreement provides, upon consummation of the Merger, for Dendrite’s stockholders to receive $16.00 in cash, without interest, for each share of common stock of Dendrite. The Merger Agreement is subject to adoption by Dendrite’s stockholders, as well as the satisfaction or waiver of other conditions, including, among others, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, Dendrite will be required to pay Cegedim a termination fee of $22,200 and reimburse Cegedim up to $5,000 of Cegedim’s reasonable expenses.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

In connection with the Merger Agreement, on March 1, 2007, Dendrite and Registrar and Transfer Company, as Rights Agent, entered into Amendment No. 1 (the “Rights Amendment”) to Dendrite’s Rights Agreement, dated February 20, 2001 (the “Rights Agreement”). The effect of the Rights Amendment is to permit the execution of the Merger Agreement and the performance and consummation of the transactions contemplated by the Merger Agreement, including the Merger, without triggering the separation or exercise of the Rights (as defined in the Rights Agreement) or any adverse event under the Rights Agreement.

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

In 2006, we announced an Operational Effectiveness (“OE”) program to streamline our cost structure and realign the Company to drive efficiency and support our growth objectives.  The OE program involved an extensive review of the entire Company from which we identified $20 million of annualized cost savings over our 2005 cost base. Our execution of the necessary cost saving actions resulted in additional severance and other associated costs during 2006. As of December 31, 2006, we have identified all significant cost savings, and significant actions have been taken, which resulted in restructuring and other charges of approximately $29.7 million. We expect to incur approximately $1 to $2 million of additional restructuring and other charges during first quarter of 2007.

In previous years, we presented a breakout of our revenues into the three categories of sales solutions, marketing solutions and shipping. These categories were reflective of how our service offerings were marketed to and viewed by our customers, and we believe they provided useful information to understand the changes in our revenues across periods. They were not reflective of the way we managed our business, and therefore associated operating costs and assets by revenue category were not available on a global basis. Based upon these factors, we operated under one reportable segment for disclosure purposes under Statement of Financial Accounting Standards 131, “Disclosure About Segments of an Enterprise and

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

Related Information” (“SFAS 131”) through March 31, 2006. As of June 30, 2006, we completed a process to reorganize our business and to capture transactional data in a format that will enable the reporting of various financial information broken into three new discrete operating segments as well as a corporate segment. We have reclassified our 2006 and 2005 historical revenues, operating income, assets and other select data into these new groupings which management is now utilizing to manage the business. Our three operating segments are sales solutions, marketing solutions, emerging solutions as well as a corporate segment. Below is a description of these operating segments:

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

Corporate includes costs and assets which are not representative of the results of the Company’s individual operating segments. The Company does allocate a significant portion of its gross corporate costs to the respective operating segments, to reflect the approximate value which has been incurred relating to services provided by the corporate entity. In addition, certain gross costs are considered to be overhead not attributable to any segment and as such, remain unallocated in Corporate. Included among the unallocated overhead remaining within Corporate are costs for equity based compensation, audit and tax fees, excess facilities, certain administrative staff, and other ancillary costs.

In 2004, the Company did not have the necessary systems in place to track global information needed to consolidate revenue, operating (loss) profit, depreciation and amortization expense and capital expenditures between the new operating segments. As such, the 2004 amounts have not been presented, as to do so would be impracticable.

CUSTOMER UPDATE

In the fourth quarter 2006, the Company’s largest customer extended its contract with Dendrite for sales force effectiveness services in the United States through 2007, at current pricing, but advised the Company that as part of the previously described RFP process initiated by the customer, it plans to transition such services, with the exception of support, maintenance and enhancements of Dendrite’s sales force effectiveness software, in-house and to one or more third-party vendors. The customer currently intends to continue with support, maintenance and enhancements of Dendrite’s sales force effectiveness software up to 2011 under a separate contract, which the Company expects to generate revenue of at least approximately $7 million in 2008, plus work orders and special projects. Contracts with this customer outside of the United States are not affected.

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

Revenue Recognition

The area of revenue recognition requires management’s to make significant judgments and estimates. AICPA Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” “SOP 97-2”, governs revenue recognition for arrangements that include software which is more than incidental to the arrangement. Under SOP 97-2, if a sale of software includes services that are essential to the functionality of the software, then the software and essential services are to be accounted for using contract accounting as described in Accounting Research Bulletin 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” “SOP 81-1.” The determination of whether or not services are essential to the functionality of the software can differ from arrangement-to-arrangement and requires the use of significant judgment by management. Factors used in determining whether or not services are essential to the functionality may include: whether or not physical changes are being made to the software’s underlying source code; the complexity of software configuration services; the level of effort required to build interfaces; the overall relationship of the service fees to the license fees; the length of time expected to complete the services; and whether or not the services can be obtained by a customer from their internal resources or another third-party vendor. If services are not considered to be essential to the functionality of the software, SOP 97-2 generally allows companies to recognize revenue for software licenses upon delivery of the licenses, prior to configuration or implementation services, provided that the other requirements of the SOP are met. In management’s judgment, our configuration and implementation services generally are essential to the functionality of our software. Therefore, we typically recognize revenue using the percentage-of-completion method as detailed in SOP 81-1.

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

Accounting for Restructuring Activities

Upon approval of a restructuring plan by management with the appropriate level of authority, we record restructuring liabilities in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they become probable and estimable and on the accrual basis for one-time benefit arrangements. We record other costs associated with exit activities as they are incurred. Employee severance and termination benefit costs reflect estimates based on agreements with relevant statutory requirements or plans adopted by us. These costs are not associated with nor do they benefit continuing activities. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. We review the status of restructuring activities on a quarterly basis and, if appropriate, record changes based on updated estimates.

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

On an annual basis, or when we determine that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we calculate and compare the fair value of our reporting unit to its carrying value. We currently have three reporting units as well as a corporate unit. If the carrying value exceeds the fair value, we calculate the implied fair value of the goodwill for the reporting unit and compare it to the carrying value of the goodwill for the reporting unit. If the implied fair value of the goodwill was less than the carrying value of the goodwill, we would recognize an impairment loss, (not to exceed the carrying value of the reporting unit) in our consolidated statement of operations.

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

In addition, we maintain reserves for uncertain income tax positions, which are included in income taxes payable on the consolidated balance sheet. As a result of its multinational operations, we are subject to examination by various federal, state, and local tax authorities throughout the world. We establish liabilities for actual and probable assessments by tax authorities resulting from known tax exposures. Such liabilities represent an estimate for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.

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

Accounting for Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Shared Based Payment” (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options or shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”). SFAS 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected life of stock options, the weighted-average expected stock price volatility and weight-average risk-free interest rate. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. See Notes 1 and 10 of the Notes to the consolidated financial statements for additional information regarding our adoption of SFAS 123(R).

In addition, existing valuation models, including Black-Scholes, may not provide reliable measures of the fair value of our share-based compensation. Consequently, there is a significant risk that our estimates of the fair values of share-base compensation awards on the grant dates may not reflect the actual values realized upon the vesting, exercise, expiration, early termination or forfeiture of those share-based payments in the future. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models. Further, the future impact of the cost of share-based compensation on our results of operations, including net income and earnings per diluted share, will depend on, among other factors, the level of our equity awards as well as the market price of our shares at the time of award as well as various other assumptions used in valuing such awards.

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

Opus

On September 1, 2006, we completed the acquisition of substantially all the assets of Opus Heath LLC (“Opus”). Based in Long Island, New York, Opus provided direct-to-patient persistence solutions. Opus’ results of operations have been included in the accompanying financial statements since the date of acquisition. Opus revenues are presented within our marketing solutions segment.

The aggregate purchase price of Opus was $7,378, including $379 of legal and professional fees. In accordance with the purchase agreement $2,000 of the purchase price was held in escrow as of December 31, 2006. The $2,000 held in escrow together with any additional amounts to be added to escrow, less amounts claimed against escrow, if any, is payable upon certain milestones relating to the representations, warranties and in connection with a certain patent application acquired as part of the acquisition. In addition, there is $3,000 contingent consideration based on Opus obtaining certain financial measures over the next three years, which will be paid if earned. As of December 31, 2006, nothing had been earned or accrued for the contingent consideration. The $3,000 contingent consideration, if earned, will be accounted for as compensation expense. There is an additional $1,000 of contingent consideration based on the successful outcome of a certain patent application acquired as part of the acquisition. The $1,000 of additional contingent consideration would be accounted for as additional purchase price, if earned. The valuation of certain intangible assets was finalized in the fourth quarter of 2006. The assets and liabilities acquired in connection with the Opus acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

Optas

On September 12, 2005, we completed the acquisition of Optas. Based in Woburn, Massachusetts, Optas provided privacy-safe relationship marketing solutions for patients and physicians. Optas’ results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. Optas revenues are presented within our marketing solutions segment.

The aggregate purchase price for Optas was approximately $13,188, including $349 of legal and professional fees. In accordance with the purchase agreement, approximately $1,200 of the purchase price was held in escrow as of December 31, 2006. Approximately $1,200, representing the balance of escrow, less amounts claimed against escrow, is scheduled to be released from escrow in accordance with the purchase agreement in April 2007. The valuation of certain intangibles assets was finalized in the second quarter of 2006. The assets acquired and liabilities assumed in connection with the Optas acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth our results of operations expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenues	100%	100%	100%
Operating Costs & Expenses:
Operating costs	56	54	52
Selling, general and administrative	39	33	33
Research and development	2	1	2
Restructuring and other charges	7	2	—
Amortization of acquired intangible assets	1	1	1
Total operating costs & expenses	105	91	88
Operating (loss) income	(5)	9	12
Interest and other (income), net	—	—	—
(Loss) income before income tax expense	(5)	9	12
Income tax expense	2	4	5
Net (loss) income	(7)%	5%	7%

YEARS ENDED DECEMBER 31, 2006 AND 2005

REVENUES

			$	%	2006%	2005%
	Year Ended December 31,		Increase /	Increase /	of Total	of Total
	2006	2005	(Decrease)	(Decrease)	Revenues	Revenues
Revenues:
Sales solutions	$274,257	$300,624	$(26,367)	(9)%	65%	69%
Marketing solutions	123,034	112,049	10,985	10%	29%	26%
Emerging solutions	26,667	24,567	2,100	9%	6%	5%
Total revenues	$423,958	$437,240	$(13,282)	(3)%	100%	100%

Total revenues decreased by 3% for the year ended December 31, 2006, compared with the year ended December 31, 2005. Total revenues in the United States decreased by 7% from the year ended December 31, 2005, and were $255,417, or approximately 60%, of total revenues. This decrease in the United States was primarily due to reduced spending by our largest customer for the year ended

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

December 31, 2006, compounded by the absence of 2005 revenue associated with a non-recurring project for our two largest customers and a $4,000 one-time contract cancellation settlement from a mid-market pharmaceutical company that exited the United States market. These decreases were partially offset by revenue from the 2005 acquisition of Optas, a $3,000 one-time contract cancellation settlement from a mid-market pharmaceutical company that exited the United States market, as well as growth in our marketing solutions business. Our international revenues were $168,541, or approximately 40% of total revenues for the year ended December 31, 2006, which increased 3% from 2005 primarily from growth in marketing solutions.

OPERATING COSTS & EXPENSES

			$	%	2006%	2005%
	Year Ended December 31,		Increase /	Increase /	of Total	of Total
	2006	2005	(Decrease)	(Decrease)	Revenues	Revenues
Operating costs (including shipping)	$236,046	$236,230	$(184)	0%	56%	54%
Selling, general and administrative	166,857	144,931	21,926	15%	39%	33%
Research and development	7,580	6,094	1,486	24%	2%	1%
Restructuring and other charges	29,744	9,372	20,372	217%	7%	2%
Amortization of acquired intangible assets	4,140	4,431	(291)	(7)%	1%	1%
Total operating costs & expenses	$444,367	$401,058	43,309	11%	105%	92%

OPERATING COSTS (including shipping).   Operating costs remained flat for the year ended December 31, 2006 compared with the year ended December 31, 2005. As a percentage of revenues, operating costs increased to 56% for the year ended December 31, 2006 versus 54% for the year ended December 31, 2005. This increase was due to a full year costs from our September 2005 acquisition of Optas versus approximately four months in 2005, increased marketing and compliance solutions business, which require higher incremental costs to deliver, and $2,820 of costs related to implementing our OE program.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A).   SG&A expenses increased 15% for the year ended December 31, 2006 compared with the year ended December 31, 2005. As a percentage of revenues, SG&A increased to 39% for the year ended December 31, 2006, up from 33% compared with the year ended December 31, 2005. SG&A cost increased due to strategic consulting costs related to our effort to realign the Company of approximately $9,600, stock based compensation expense of $7,499 and $984 of costs related to implementing our OE program and increased other compensation expense.

RESEARCH AND DEVELOPMENT (R&D).   R&D expenses increased 24% for the year ended December 31, 2006 compared with the year ended December 31, 2005. As a percentage of revenues, R&D expenses increased 1% for the year ended December 31, 2006 compared with the year ended December 31, 2005. R&D expenses plus additions to capitalized software development costs, increased 11% from $10,958 for the year ended December 31, 2005, to $12,159 for the year ended December 31, 2006. This increase in gross R&D was primarily due to development of our new clinical products.

RESTRUCTURING AND OTHER CHARGES.   For the year ended December 31, 2006, we recorded $29,744 of restructuring and other charges. The charges include approximately $21,313 of severance, $4,454 of an asset impairment related to an owned facility and $3,977 of facility and other charges. We made the decision to consolidate our hardware support function in Georgia and therefore decided to sell a

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

New Jersey facility. This facility was adjusted to its fair value less cost to sell. The facility and other charges primarily relate to a lump sum early termination payment charge of $1,539 for a leased facility in New Jersey, additional facility charges of $1,456 in New Jersey and the United Kingdom, $536 of costs related to re-focusing of our Japanese data business, and $447 of other charges.

For the year ended December 31, 2005, we recorded $7,649 of facility-related charges and a severance charge of $1,723. The facility charges consisted of $6,619 related to vacating a New Jersey facility and for additional facilities vacated in previous periods due to changes in market conditions, as well as $1,030 related to the write-off of leasehold improvements associated with the exit of our New Jersey facility. The $1,723 severance charge related to the elimination of certain senior and mid-level management positions.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS.   Amortization of acquired intangible assets decreased 7% over the year ended December 31, 2005. The decrease primarily reflects certain intangibles assets acquired as part of the Software Associates International (“SAI”) and Synavant acquisitions, which were fully amortized as of June 30, 2005, partially offset by additional amortization of intangibles acquired as part of the Optas and Opus acquisitions.

NON-OPERATING (INCOME) EXPENSE, NET

	Year Ended		$	%	2006%	2005%
	December 31,		Increase /	Increase /	of Total	of Total
	2006	2005	Decrease	Decrease	Revenues	Revenues
Interest (income), net	(2,310)	(625)	$1,685	270%	(1)%	0%
Other expense, net	315	20	295	1475%	0%	0%

INTEREST (INCOME), NET.   Interest income increased $1,685 from $625 to $2,310 for the year ended December 31, 2006 due to higher average cash balances, higher interest rates and investing of surplus cash in 2006 offset by interest expense related to capital leases.

OTHER EXPENSE, NET.   Other expense increased by $295 from $20 to $315 for the year ended December 31, 2006 primarily due to a $171 impairment charge related to our investment in a venture capital fund.

INCOME TAX EXPENSE

	Year Ended		$	%	2006%	2005%
	December 31,		Increase /	Increase /	of Total	of Total
	2006	2005	Decrease	Decrease	Revenues	Revenues
(Loss) income before income tax expense	(18,414)	36,787	$55,201	(150)%	(4)%	8%
Income tax expense	8,331	15,340	(7,009)	(46)%	2%	4%

PROVISION FOR INCOME TAXES.   Our estimated effective income tax rate was (45.2%) for the year ended December 31, 2006 compared to 41.7% in the prior year.

We conduct business in various countries throughout the world and are subject to tax in numerous jurisdictions. As a result of our multinational operations, we are subject to examination by various federal, state, and local tax authorities throughout the world. We establish liabilities for actual and probable assessments by tax authorities resulting from known tax exposures. Such liabilities represents an estimate for taxes ultimately expected to be paid, and may need to be adjusted over time as more information becomes known.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

The 2006 effective tax rate was unfavorably affected primarily by valuation allowances and tax reserves attributable to our international subsidiaries. Valuation allowances recorded in 2006 of approximately $5,800 are attributable to international subsidiaries generating taxable losses for which we were unable to take a benefit. We recorded income tax reserves related to tax exposures identified at some of our international subsidiaries of approximately $4,800, of which $600 related to prior periods. In addition, the rate was also adversely affected by certain non-deductible expenses and foreign earnings taxed at different tax rates.

During 2006, we completed a restructuring of our Asia Pacific operations whereby a regional headquarter office was established in Singapore. As a result of committing to certain spending and employment levels, income from operations in Singapore will be subject to a reduced tax rate of 10%. We expect to benefit from this reduced tax rate for 7 years effective January 1, 2007. In connection with this restructuring, we transferred certain intangible assets from existing operations in the Asia Pacific region and the United States to Singapore. We recorded a current year tax expense of approximately $2,700 associated with this restructuring.

At December 31, 2006 and 2005, there were approximately $17,410 and $21,383, respectively, of undistributed earnings of non-U.S. subsidiaries that are considered to be reinvested indefinitely. If such earnings were remitted to us, the applicable United States federal income and foreign withholding taxes may be wholly or partially offset by foreign tax credits. As a result, the determination of potential U.S. income taxes on these undistributed earnings is not practicable at December 31, 2006 or 2005.

SEGMENT REVENUE AND OPERATING INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2006 AND 2005

Sales Solutions

			$	%
	Year Ended December 31,		Increase /	Increase /
	2006	2005	(Decrease)	(Decrease)
Revenue	$274,257	$300,624	$(26,367)	(9)%
Restructuring and other charges	$13,712	$—	$13,712	N/A
Operating income	$40,521	$65,578	$(25,057)	(38)%

Sales Solutions revenues accounted for approximately 65% of total Company revenues for the year ended December 31, 2006, which decreased by approximately 9% or $26,367 compared with the year ended December 31, 2005. Revenues in the United States decreased by 11% or $22,236, due to reduced spending by our largest customer for the year ended December 31, 2006 compounded by the absence of 2005 revenue associated with non-recurring projects for our two largest customers and a $4,000 one-time contract cancellation settlement from a mid-market pharmaceutical company that exited the United States. These decreases were partially offset by revenue of $3,000 associated with one-time contract cancellation settlement from a mid-market pharmaceutical company that exited the United States in 2006. International sales decreased by approximately $2,998 or 1%, primarily due to the roll-off of a larger European customer during the second quarter of 2005 and reduced European license fees, which was partially offset by growth in license revenues in Asia and increased ongoing service fees resulting from regional deals in Latin America.

Operating income decreased by 38% compared with the year ended December 31, 2005. This decrease was primarily due to reduced revenues, severance costs related to our OE program, $2,757 of

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

other non-restructuring costs related to implementing our OE program for the year ended December 31, 2006 and the absence of a large client rollout project which occurred during the year ended December 31, 2005.

Marketing Solutions

			$	%
	Year Ended December 31,		Increase /	Increase /
	2006	2005	(Decrease)	(Decrease)
Revenue	$123,034	$112,049	$10,985	10%
Restructuring and other charges	$6,221	$—	$6,221	N/A
Operating loss	$(13,162)	$(2,484)	$(10,678)	430%

Marketing solutions revenues accounted for approximately 29% of total Company revenues for the year ended December 31, 2006, which increased by approximately 10% or $10,985 compared with the year ended December 31, 2005. This increase was primarily due to growth in our United States business, which increased by approximately 27% or $9,218 over the prior year, primarily from growth in our interactive marketing business and added revenue from our September 2005 acquisition of Optas. Growth in United States interactive marketing revenues resulted from increased services to one of our larger customers and other new business. Our international marketing solution revenues increased by approximately 2% or $1,358 compared to the year ended December 31, 2005, due to increases in consulting and data, partially offset by a decrease in transactional interactive marketing revenues.

Marketing solutions includes low gross margin revenue consisting primarily of shipping fees which accounted for approximately $21,517 or 5% of total revenues for the year ended December 31, 2006, which increased by approximately 2% compared with approximately $21,109 for the year ended December 31, 2005. Shipping revenues contribute little to no margin and result from pass-through shipping costs associated with our global integrated marketing business.

Operating loss increased from $2,484 for the year ended December 31, 2005 to $13,162 for the year ended December 31, 2006. This increase was primarily due to severance costs, approximately $1,300 of strategic consulting costs and $522 of other costs related to implementing our OE program recorded for the year ended December 31, 2006 and higher incremental costs to deliver various marketing solutions offerings for the year ended December 31, 2006 as compared with the year ended December 31, 2005.

Emerging Solutions

	Year Ended		$	%
	December 31,		Increase /	Increase /
	2006	2005	(Decrease)	(Decrease)
Revenue	$26,667	$24,567	$2,100	9%
Restructuring and other charges	$113	$—	$113	N/A
Operating (loss) income	$(1,070)	$522	$(1,592)	(305)%

Emerging solution revenues accounted for approximately 6% of total Company revenues for the year ended December 31, 2006, which increased by $2,100 or 9% compared with the year ended December 31, 2005. This increase was due to growth in revenues from our compliance solution services of approximately 16% or $2,024 and our European contract sales force business of 68%, partially offset by decreased revenue in our clinical business due to two large projects that were completed for the during the year ended December 31, 2005.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

Operating loss increased by $1,592 from income of $522 to a loss of $1,070 for the year ended December 31, 2006. This operating loss increase was primarily due to the loss of ongoing clinical solution services with our largest customer.

Corporate

			$	%
	Year Ended December 31,		Increase /	Increase /
	2006	2005	(Decrease)	(Decrease)
Restructuring and other charges	$9,698	$9,372	$326	3%
Operating loss	$(46,698)	$(27,434)	$(19,264)	70%

Operating expenses increased by $19,264 from $27,434 to $46,698 for the year ended December 31, 2006. This increase was primarily due to higher costs related to stock based compensation expense of $7,499, approximately $7,500 of strategic consulting costs related to our effort to realign the Company, increased other compensation expenses, an asset impairment charge related to an owned facility of $4,454 and severance costs recorded related to our OE program.

YEARS ENDED DECEMBER 31, 2005 AND 2004

REVENUES

	Year Ended December 31,		$	%	2005 % of Total	2004 % of Total
	2005	2004	Increase	Increase	Revenues	Revenues
Services & Technology:
Sales solutions	$311,157	$286,544	$24,613	9%	71%	72%
Marketing solutions	107,120	95,292	11,828	12%	25%	24%
Shipping	18,963	17,361	1,602	9%	4%	4%
Total revenues	$437,240	$399,197	$38,043	10%	100%	100%

Total revenues for the year ended December 31, 2005 increased 10% compared with the year ended December 31, 2004. Our international revenues were $164,010, or approximately 38% of total revenues, and increased by 4% over 2004, due to our recent acquisitions and organic growth which was offset by a reduction in ongoing services and license fees in Asia. Total revenues in the United States were $273,230, or approximately 62% of total revenues, and increased by 13% from the year ended December 31, 2004. The increase in revenues is primarily due to our current year acquisitions, a non-recurring project at our largest customer, and increased services at our second largest customer which was partially offset by a reduction of work orders and ongoing services with our largest customer resulting from its cost containment initiatives.

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

OPERATING COSTS & EXPENSES

	Year Ended December 31,		$ Increase /	% Increase /	2005 % of Total	2004 % of Total
	2005	2004	(Decrease)	(Decrease)	Revenues	Revenues
Operating costs (including shipping)	$236,230	$205,896	$30,334	15%	54%	52%
Selling, general and administrative	144,931	132,016	12,915	10%	33%	33%
Research and development	6,094	9,316	(3,222)	(35)%	1%	2%
Restructuring and other charges	9,372	—	9,372	N/A	2%	0%
Amortization of acquired intangible assets	4,431	4,851	(420)	(9)%	1%	1%
Other operating (income)	—	(707)	707	(100)%	—	—
Total operating costs & expenses	$401,058	$351,372	$49,686	14%	92%	88%

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

RESTRUCTURING AND OTHER CHARGES.   During the year ended December 31, 2005, we recorded $7,649 of facility-related charges and a severance charge of $1,723. The facility charges consist of $6,619 related to vacating a New Jersey facility and for additional facilities vacated in previous periods due to changes in current market conditions, as well as $1,030 related to the write-off of leasehold improvements associated with the exit of our New Jersey facility. The $1,723 severance charge relates to the elimination of certain senior and mid-level management positions. No such charges were incurred in 2004.

AMORTIZATION OF ACQUIRED INTANGIBLE ASSETS.   Amortization of acquired intangible assets decreased 9% compared with the year ended December 31, 2004. The decrease primarily reflects certain intangibles assets acquired in the Software Associates International (“SAI”) and Synavant acquisitions, which were fully amortized as of June 30, 2005, partially offset by additional amortization of intangibles related to the Schwarzeck, Buzzeo and Optas acquisitions.

OTHER OPERATING (INCOME).   We received insurance proceeds in the year ended December 31, 2004 related to the recovery of costs of certain losses.

NON-OPERATING (INCOME) EXPENSE, NET

	Year Ended December 31,		$ Increase /	% Increase /
	2005	2004	Decrease	Decrease
Interest (income), net	(625)	(64)	$561	877%
Other expense, net	20	277	(257)	(93)%

INTEREST (INCOME), NET.   Interest income increased 877% for the year ended December 31, 2005 due to higher average cash balances, higher interest rates and investing of surplus cash in 2005 offset by interest expense related to capital leases.

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

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain unaudited quarterly consolidated statement of operations data for 2006 and 2005. Our quarterly results have varied considerably in the past and are likely to vary from quarter-to-quarter in the future.

	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(in thousands, except per share data)
	(unaudited)
Revenues:	$111,474	$102,973	$106,381	$103,129	$108,367	$114,360	$115,066	$99,447
Operating costs & expenses:
Operating costs	60,725	56,172	59,398	59,751	62,498	61,252	58,829	53,651
Selling, general and administrative	45,150	39,816	42,095	39,796	41,673	33,395	34,075	35,788
Research and development	2,745	1,607	1,494	1,734	1,479	1,343	1,454	1,818
Restructuring and other charges	14,506	12,660	2,578	—	—	—	—	9,372
Amortization of acquired intangible assets	1,010	1,074	1,035	1,022	1,091	960	1,130	1,250
Total operating costs & expenses	124,136	111,329	106,600	102,303	106,741	96,950	95,488	101,879
Operating (loss) income:	(12,662)	(8,356)	(219)	826	1,626	17,410	19,578	(2,432)
Interest (income) expense, net	(708)	(644)	(504)	(454)	(310)	(150)	(24)	(141)
Other expense (income), net	237	31	71	(25)	(12)	35	20	(23)
(Loss) income before income tax expense (benefit)	(12,191)	(7,743)	214	1,305	1,948	17,525	19,582	(2,268)
Income tax expense (benefit)	8,505	(1,698)	927	596	1,927	6,747	7,539	(873)
Net (loss) income	$(20,696)	$(6,045)	$(713)	$709	$21	$10,778	$12,043	$(1,395)
Net (loss) income per share:
Basic	$(0.47)	$(0.14)	$(0.02)	$0.02	$—	$0.25	$0.28	$(0.03)
Diluted	$(0.47)	$(0.14)	$(0.02)	$0.02	$—	$0.24	$0.28	$(0.03)
Shares used in computing net (loss) income per share:
Basic	43,852	43,713	43,650	43,548	43,427	42,944	42,592	42,470
Diluted	43,852	43,713	43,650	44,279	45,175	44,331	43,630	42,470

Liquidity and Capital Resources

At December 31, 2006, working capital was $69,153 compared to $82,247 as of December 31, 2005. Cash and cash equivalents were $78,355 as of December 31, 2006, compared to $66,145 as of December 31, 2005. This increase in cash and cash equivalents was primarily attributable to cash generated by operating activities offset by payments made in connection with our acquisition of Opus, purchases of property and equipment, severance payments and other OE related payments.

We finance our business primarily through cash generated by operations. Net cash provided by operating activities was $36,528 and $44,126 for the years ended December 31, 2006 and 2005, respectively. The decrease was primarily related to the net loss adjusted for changes in assets and liabilities, net of effects from our 2006 acquisition of Opus. During the three months ended December 31, 2006, our accounts receivable days sales outstanding decreased to 58, from 67 days for the three months ended December 31, 2005, due to the 2006 collections of 2005 advanced billings and improvements in

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

our collection process during the year ended December 31, 2006. Our restructuring and other charges resulted in a net loss for the year ended December 31, 2006, however, it had a minimal effect on our operating cash flows. Future payments of these accruals will have a negative impact on future operating cash flows. Our operating cash flows were affected by payments of income taxes, purchase accounting restructuring charges, accounts payable and accrued expenses.

Cash used in investing activities was $27,652 for the year ended December 31, 2006, which was primarily attributable to purchases of property and equipment, our acquisition of Opus and additions to capitalized software development costs. Cash used in investing activities was $51,196 for the year ended December 31, 2005, which included payments for the Optas, Buzzeo and Uto Brain acquisitions as well as additions to capitalized software development costs and purchases of property and equipment. Additions of property and equipment in 2005 primarily related to our facilities in New Jersey, as well as investing in our help desk automation process.

As anticipated, purchases of property and equipment decreased for the year ended December 31, 2006, versus the comparable prior year period. During 2007, excluding expenditures related to the OE initiative, we expect capital spending in the range of approximately $17,000 to $20,000 primarily to support the Company’s infrastructure and productivity initiatives. We expect capital spending related to the OE initiative in the range of $4,000 to $7,000 in 2007. We expect this spending to be offset by the future sales of owned facilities. We review our capital expenditure program periodically and adjust it as required to meet current needs.

Cash provided by financing activities was $2,305 for the year ended December 31, 2006, compared to $10,062 for the year ended December 31, 2005. The decrease of $7,757 was primarily attributed to lower proceeds from the issuance of common stock.

We believe that available funds, anticipated cash flows from operations and the availability of our revolving line of credit will satisfy our currently projected working capital and currently expected capital expenditure requirements, exclusive of cash required for possible future acquisitions of businesses, products and technologies, during the next twelve to eighteen months. There can be no assurance, however, that our business will continue to generate cash flow at current levels or that anticipated operational improvements will be achieved. Our ability to generate future cash flows depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the pharmaceutical and life sciences industry and to general economic, political, financial, competitive and regulatory factors beyond our control.

Contractual Obligations and Commitments

On December 14, 2006, we amended our line-of-credit agreement with JPMorgan Chase, dated as of July 25, 2005, (the “Agreement”) in the amount of $30,000, redefining the maturity date from June 30, 2008 to June 30, 2007 and redefining earnings before interest and taxes for purposes of the Agreement. The Agreement is available to finance working capital needs and possible future acquisitions. The Agreement contains customary affirmative and negative covenants and also contains certain financial covenants, including those related to (a) a maximum leverage ratio at the end of any fiscal quarter, (b) a minimum interest coverage ratio at the end of any fiscal quarter and (c) a minimum fixed charge coverage ratio at the end of any fiscal quarter. The Agreement also restricts our ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of December 31, 2006, we were in compliance with all covenants and did not have any amounts outstanding under the Agreement.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

Our principal commitments at December 31, 2006 consisted primarily of obligations under operating and capital leases as well as future minimum guarantees to certain vendors. Future minimum payments on these obligations are as follows:

	Payments Due by Period
Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
Capital leases	$1,424	$1,352	$72	$—	$—	$—	$—
Minimum guarantees	4,000	2,000	2,000	—	—	—	—
Operating leases(1)	82,194	17,128	13,229	11,514	10,018	7,417	22,888
Total	$87,618	$20,480	$15,301	$11,514	$10,018	$7,417	$22,888

(1)          Operating lease amounts disclosed above include $7,677 of future operating lease costs, excluding estimated future sublease income, accrued for in the purchase accounting restructuring and accrued restructuring and other charges accruals.

As of December 31, 2006, letters of credit for approximately $5,337 were outstanding related to deposits on certain facilities.

We have an agreement with a venture capital fund with a commitment to contribute $1,000 to the fund, callable at the discretion of the general partner in $100 increments. As of December 31, 2006, $700 has been paid, with $300 of the commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension with the consent of a majority in interest of the limited partners. During the fourth quarter of 2006, we determined that our investment in the venture capital fund was impaired, therefore we recorded an impairment charge of $171 to write the venture capital fund down to its fair market value of $529, which is included in other assets in the accompanying consolidated balance sheet.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this Statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We have not completed our assessment of SFAS 159 and the impact, if any, on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands fair value measurement disclosures. SFAS 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ in thousands) (Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued  Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. Our analysis of the impact of this Interpretation is not yet complete.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Set forth in this Form 10-K are certain risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K. You are strongly urged to carefully consider the cautionary language and risks set forth below.

POTENTIAL SALE OF THE COMPANY

For additional information with respect to the potential Merger with Cegedim, see “Item 1. Business.”

A significant delay in consummating or a failure to consummate the proposed Merger with Cegedim could have a material adverse effect on our stock price and operating results.

If the proposed Merger with Cegedim is materially delayed or not completed, it could have a material adverse effect on our stock price. In addition, any significant delay in consummating the Merger could have a material adverse effect on our operating results, adversely affect our vendor and customer relationships and would likely lead to significant diversion of management and employee attention and potential employee attrition.

Expenses related to the proposed Merger with Cegedim are significant and will adversely affect our operating results in 2007.

We have incurred and expect to incur significant expenses in connection with the proposed Merger with Cegedim, including legal and investment banker fees. We expect these costs to have an adverse effect on our operating results in 2007.

Restrictions on the conduct of our business prior to the completion of the proposed Merger with Cegedim may have a negative impact on our operating results.

We have agreed to certain restrictions on the conduct of our business in connection with the proposed Merger with Cegedim, that require us to conduct our business only in the ordinary course, subject to specific limitations. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the transaction.

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

OUR LARGEST CUSTOMER PLANS A TRANSITION OF A SIGNIFICANT PORTION OF THEIR SERVICES

The Company’s largest customer has extended its contract with Dendrite for sales force effectiveness services in the United States through 2007, at current pricing, but has advised the Company that as part of the previously described RFP process initiated by the customer, it plans to transition such services, with the exception of support, maintenance and enhancements of Dendrite’s sales force effectiveness software, in-house and to one or more third-party vendors. The customer currently intends to continue with support, maintenance and enhancements of Dendrite’s sales force effectiveness software up to 2011 under a separate contract, which the Company expects to generate revenue of at least approximately $7 million in 2008, plus work orders and special projects.

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

In addition, during the period prior to shareholder consideration of our proposed merger with Cegedim S.A. we may be at increased risk for the loss of key executives due to the uncertainty associated with such proposed transaction.

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

In connection with the Merger Agreement, on March 1, 2007, Dendrite and Registrar and Transfer Company, as Rights Agent, entered into Amendment No. 1 (the “Rights Amendment”) to Dendrite’s Rights Agreement, dated February 20, 2001 (the “Rights Agreement”). The effect of the Rights Amendment is to permit the execution of the Merger Agreement and the performance and consummation of the transactions contemplated by the Merger Agreement, including specifically the merger transaction with Cegedim, without triggering the separation or exercise of the Rights (as defined in the Rights Agreement) or any adverse event under the Rights Agreement.

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

Management estimates that a 10% change in foreign exchange rates would have impacted 2006 reported operating profit by approximately $895. This sensitivity analysis disregards the possibility that rates can move in opposite directions and that losses from one area may be offset by gains from another area. As we continue to grow our international businesses, the risks associated with foreign currency translation will also grow.

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

Due to the average maturity and conservative nature of our investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that if the average yield of the Company’s investments decreased by 100 basis points, our interest income for the year ended December 31, 2006 would have decreased approximately $773. This estimate assumes that the decrease occurred on the first day of 2006 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income will depend largely on the gross amount of our investments and future changes in investment yields.

ITEM 8. Financial Statements and Supplementary Data

The Company’s 2006 Consolidated Financial Statements, together with the report thereon of Deloitte & Touche LLP the Company’s Independent Registered Public Accounting Firm, are included in Item 15. The supplementary financial information required by this Item 8 is included in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in Item 7.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Disclosures controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosures.

During the third quarter of 2006, we undertook certain improvements to remediate a material weakness related to our internal controls at Optas, Inc. which was identified in the second quarter of 2006 over revenue recognition in the appropriate accounting period. The remedial actions were as follows:

1.      The Company appointed new operational and financial management over the business unit.

2.      The Company documented formal policies and procedures on revenue recognition for the Optas, Inc. business.

3.      Management conducted formal training regarding revenue recognition at the Optas, Inc. business location.

During the fourth quarter of 2006, we took the actions necessary to fully remediate this material weakness in our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) as of the period covered by this report. Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosures controls and procedures were not effective as of December 31, 2006 because of a material weakness in internal control over financial reporting related to our accounting for tax contingencies and reserves.

Subsequent to the filing of the Form 10-Q for the quarterly period ended September 30, 2006, management identified a material weakness in the design and operating effectiveness of the Company’s internal control over financial reporting related to its tax contingencies and reserves. The material weakness related to the lack of effective controls to timely identify and properly account for tax items at certain non U.S subsidiaries. The material weakness resulted in immaterial misstatements to prior period financial statements and created a more than remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Based on the material weakness discussed above, management has determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

ITEM 9A. Controls and Procedures (Continued)

During the year ended December 31, 2006, we acquired substantially all the assets of Opus Heath LLC. Management has excluded this acquisition from our assessment of the effectiveness of our internal control over financial reporting. As of and for the year ended December 31, 2006, this acquisition contributed approximately 2% to total assets and less than 1% of revenues, respectively.

Deloitte & Touche LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dendrite International, Inc.
Bedminster, New Jersey

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, included in Item 9A, that Dendrite International, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As described in “Management’s Report on Internal Control Over Financial Reporting”, management excluded from their assessment the internal control over financial reporting at Opus Health LLC., which was acquired in September 2006, and whose financial statements reflect total assets and revenues constituting 2 and less than 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Opus Health LLC. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: management identified a material weakness in the design and operating effectiveness of its internal controls over the financial reporting related to the lack of effective controls to timely identify and properly account for tax contingencies and reserves. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the accompanying consolidated balance sheets of the Company as of December 31, 2006 and 2005, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and the financial statement schedule listed in the Index at Item 15 for each of the three years in the period ended December 31, 2006 and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 30, 2007 expressed an unqualified opinion and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 30, 2007

ITEM 9B. Other Information

None.

PART III

Certain information required by PART III is omitted from this Report. The Company plans to file an amendment to this Report on a Form 10-K/A (the “Form 10-K/A”) containing such information not later than 120 days after the end of the fiscal year covered by this Report in accordance with General Instruction G(3) of Form 10-K.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in Item 10 of the Form 10-K/A which will be filed with the Securities and Exchange Commission.

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

ITEM 11. Executive Compensation

The information required by this Item will be set forth in Item 11 of the Form 10-K/A which will be filed with the Securities and Exchange Commission.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in Item 12 of the Form 10-K/A which will be filed with the Securities and Exchange Commission.

ITEM 13. Certain Relationships and Related Transactions

The information required by this Item will be set forth in Item 13 of the Form 10-K/A which will be filed with the Securities and Exchange Commission.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item will be set forth in Item 14 of the Form 10-K/A which will be filed with the Securities and Exchange Commission.

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

DENDRITE INTERNATIONAL, INC.
	By:	JOHN E. BAILYE
Date: March 30, 2007		John E. Bailye
Chairman of the Board and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Name	Title	Date
JOHN E. BAILYE	Chairman of the Board and Chief Executive Officer	March 30, 2007
John E. Bailye	(Principal Executive Officer)
JEFFREY J. BAIRSTOW	Executive Vice President and Chief Financial	March 30, 2007
Jeffrey J. Bairstow	Officer (Principal Financial Officer)
RONALD W. PEARCE	Vice President and Corporate Controller	March 30, 2007
Ronald W. Pearce	(Principal Accounting Officer)
JOHN A. FAZIO	Director	March 30, 2007
John A. Fazio
BERNARD M. GOLDSMITH	Director	March 30, 2007
Bernard M. Goldsmith
EDWARD J. KFOURY	Director	March 30, 2007
Edward J. Kfoury
PETER W. LADELL	Director	March 30, 2007
Peter W. Ladell
CLAY LIFFLANDER	Director	March 30, 2007
Clay Lifflander
PAUL A. MARGOLIS	Director	March 30, 2007
Paul A. Margolis
JOHN H. MARTINSON	Director	March 30, 2007
John H. Martinson
PETER G. TOMBROS	Director	March 30, 2007
Peter G. Tombros
PATRICK J. ZENNER	Director	March 30, 2007
Patrick J. Zenner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dendrite International, Inc.
Bedminster, New Jersey

We have audited the accompanying consolidated balance sheets of Dendrite International, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dendrite International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
March 30, 2007

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$78,355	$66,145
Accounts receivable, net of allowance for doubtful accounts of $1,744 and $1,000, respectively	71,154	80,167
Prepaid expenses and other current assets	10,733	8,544
Asset held for sale	8,545	—
Deferred income taxes	7,860	8,848
Total current assets	176,647	163,704
Property and equipment, net of accumulated depreciation of $75,287 and $61,019, respectively	43,483	52,592
Other assets	9,476	8,856
Goodwill	95,624	90,440
Intangible assets, net	24,154	25,083
Capitalized software development costs, net	9,952	10,341
Deferred income taxes	15,335	11,991
	$374,671	$363,007
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,442	$7,677
Income taxes payable	16,363	9,518
Capital lease obligations	1,318	1,383
Accrued compensation and benefits	19,052	17,950
Accrued professional and consulting fees	8,260	5,690
Accrued restructuring and other charges	11,853	1,490
Other accrued expenses	24,025	17,468
Purchase accounting restructuring accrual	351	1,601
Deferred revenues	17,032	18,680
Total current liabilities	107,696	81,457
Capital lease obligations	71	1,648
Purchase accounting restructuring accrual	—	3,009
Accrued restructuring and other charges	5,690	4,143
Deferred rent	7,306	5,740
Other non-current liabilities	5,848	5,595
Stockholders’ Equity:
Preferred stock, no par value, 15,000,000 shares authorized, none issued	—	—
Common stock, no par value, 150,000,000 shares authorized, 46,832,347 and 46,353,252 shares issued; 43,971,044 and 43,491,949 shares outstanding at December 31, 2006 and December 31, 2005, respectively	156,611	149,947
Retained earnings	122,203	148,948
Deferred compensation	—	(4,419)
Accumulated other comprehensive income (loss)	983	(1,324)
Less treasury stock, at cost	(31,737)	(31,737)
Total stockholders’ equity	248,060	261,415
	$374,671	$363,007

The accompanying notes are an integral part of these consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2006	2005	2004
Revenues	$423,958	$437,240	$399,197
Operating Costs & Expenses:
Operating costs	236,046	236,230	205,896
Selling, general and administrative	166,857	144,931	132,016
Research and development	7,580	6,094	9,316
Restructuring and other charges	29,744	9,372	—
Amortization of acquired intangible assets	4,140	4,431	4,851
Other operating (income)	—	—	(707)
Total operating costs & expenses	444,367	401,058	351,372
Operating (loss) income	(20,409)	36,182	47,825
Interest income, net	(2,310)	(625)	(64)
Other expense, net	315	20	277
(Loss) income before income tax expense	(18,414)	36,787	47,612
Income tax expense	8,331	15,340	18,047
Net (loss) income	$(26,745)	$21,447	$29,565
Net (loss) income per share:
Basic	$(0.61)	$0.50	$0.71
Diluted	$(0.61)	$0.48	$0.69

The accompanying notes are an integral part of these consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock		Retained	Deferred	Accumulated Other Comprehensive Income	Comprehensive Income	Treasur	Total Stockholders’
	Shares	Dollars	Earnings	Compensation	(Loss)	(Loss)	Stock	Equity
BALANCE, JANUARY 1, 2004	40,791	$100,448	$97,936	$(56)	$(1,317)		$(20,876)	$176,135
Common stock issued under replacement option program	71	4,696	—	—	—		(5,389)	(693)
Issuance of common stock	1,305	13,363	—	—	—		—	13,363
Changes in deferred compensation	14	335	—	(67)	—		—	268
Stock option tax benefits	—	3,078	—	—	—		—	3,078
Shares issued in connection with acquisition	194	3,317	—	—	—		—	3,317
Comprehensive income:
Net income	—	—	29,565	—	—	$29,565	—	29,565
Currency translation adjustment	—	—	—	—	2,556	2,556	—	2,556
Comprehensive income	—	—	—	—	—	$32,121	—	—
BALANCE, DECEMBER 31, 2004	42,375	125,237	127,501	(123)	1,239		(26,265)	227,589
Common stock issued under replacement option program	28	4,798	—	—	—		(5,472)	(674)
Issuance of common stock	1,086	12,480	—	—	—		—	12,480
Changes in deferred compensation	3	4,736	—	(4,296)	—		—	440
Stock option tax benefits	—	2,696	—	—	—		—	2,696
Comprehensive income:
Net income	—	—	21,447	—	—	$21,447	—	21,447
Currency translation adjustment	—	—	—	—	(2,563)	(2,563)	—	(2,563)
Comprehensive income	—	—	—	—	—	$18,884	—	—
BALANCE, DECEMBER 31, 2005	43,492	149,947	148,948	(4,419)	(1,324)		(31,737)	261,415
Issuance of common stock	479	3,169	—	—	—		—	3,169
Changes in deferred compensation	—	(4,419)	—	4,419	—		—	—
Stock-based compensation expense	—	7,499	—	—	—		—	7,499
Stock option tax benefits	—	415	—	—	—		—	415
Comprehensive income:
Net loss	—	—	(26,745)	—	—	$(26,745)	—	(26,745)
Currency translation adjustment	—	—	—	—	2,307	2,307	—	2,307
Comprehensive income	—	—	—	—	—	$(24,438)	—	—
BALANCE, DECEMBER 31, 2006	43,971	$156,611	$122,203	$—	$983		$(31,737)	$248,060

The accompanying notes are an integral part of these consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	2006	2005	2004
Operating activities:
Net (loss) income	$(26,745)	$21,447	$29,565
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,305	24,161	21,589
Asset impairment	4,454	1,030	—
Stock-based compensation	7,499	440	268
Deferred income taxes	(1,917)	(5,260)	2,699
Excess tax benefits from stock-based awards	(444)	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in accounts receivable	11,483	(6,785)	7,472
(Increase) decrease in prepaid expenses and other current assets	(1,783)	(1,321)	585
(Increase) decrease in other assets	(465)	(1,239)	622
Increase (decrease) in accounts payable and accrued expenses	5,507	3,467	(6,389)
Increase in accrued restructuring and other charges	11,848	5,641	—
Decrease in purchase accounting restructuring accrual	(3,996)	(2,523)	(6,612)
(Decrease) increase in income taxes payable	6,627	131	8,518
(Decrease) increase in deferred revenue	(2,062)	5,272	(4,076)
Increase (decrease) in other non-current liabilities	217	(335)	1,451
Net cash provided by operating activities	36,528	44,126	55,692
Investing activities:
Proceeds from sale-leaseback of furniture and equipment	—	—	2,162
Acquisitions, net of cash acquired	(5,731)	(21,813)	(8,375)
Purchases of property and equipment	(17,342)	(24,519)	(19,881)
Additions to capitalized software development costs	(4,579)	(4,864)	(5,886)
Other, net	—	—	(100)
Net cash used in investing activities	(27,652)	(51,196)	(32,080)
Financing activities:
Repayments of long-term debt	—	—	(3,344)
Repayments of acquired loan	—	—	(624)
Payments on capital lease obligations	(1,642)	(1,744)	(1,147)
Excess tax benefits from stock-based awards	444	—	—
Issuance of common stock	3,503	11,806	13,363
Net cash provided by financing activities	2,305	10,062	8,248
Effect of foreign exchange rate changes on cash	1,029	(867)	1,755
Net increase in cash and cash equivalents	12,210	2,125	33,615
Cash and cash equivalents, beginning of year	66,145	64,020	30,405
Cash and cash equivalents, end of period	$78,355	$66,145	$64,020

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation related to the classification of purchased capitalized software, which is now included in intangible assets, net.

Foreign Currency

The functional currencies of the Company’s foreign operations have been deemed to be the local country’s currency. As a result, the assets and liabilities of the Company’s wholly-owned international subsidiaries are translated at their respective year-end exchange rates and revenues and expenses are translated at average currency exchange rates for the period. The resulting balance sheet translations adjustments are included in “Accumulated other comprehensive income (loss)” and are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are immaterial in each year. To date, the Company has not engaged in any foreign currency hedging activities.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates. The Company believes its critical accounting policies to be revenue recognition, acquisitions and related accruals, impairments, income taxes, capitalized software development costs and stock based compensation.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(In Thousands, Except Share and Per Share Data)

Revenue Recognition

The Company provides a comprehensive range of Sales Force Effectiveness (“SFE”) software products, technology support services and various marketing, compliance and clinical services to the pharmaceutical industry. New customers that purchase software products from the Company generally enter into a license contract and a services contract with the Company. The Company’s software licenses typically provide for a perpetual right to use the Company’s software and are contracted for within a license agreement that provides for license fees billable upon contract execution. When purchasing new software, customers often also purchase implementation services, which are essential to the functionality of the Company’s software. These services are contracted for in a services contract, which generally provides for payment terms over the course of the implementation project. This contract also covers the specific ongoing support services that may have been purchased by the customer, which typically begin after the completion of the software implementation. Certain customers who have not purchased software from the Company will also enter into services contracts, and the Company will provide services that may include technology solutions services and/or marketing, compliance or clinical services.

Many of the Company’s arrangements include multiple deliverables. In the absence of higher-level specific authoritative guidance, the Company determines the units of accounting for multiple element arrangements in accordance with Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Specifically, the Company will consider a delivered item as a separate unit of accounting if it has value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and, if the arrangement includes a general right of return relative to the delivered element, delivery or performance of the undelivered element is considered probable and is substantially within the Company’s control.

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

From time-to-time, the Company’s customers will expand their field sales force, and consequently, purchase additional user licenses from the Company. The customer generally has the ability to create its own copies of the software for the new users, and therefore, there is no need for the Company to deliver anything further. Based upon this, the related revenue is recognized at the time of the customer order, in accordance with SOP 97-2. The Company has historically utilizes distributors to resell certain of its software products internationally, on a limited basis. Revenues related to sales to distributors are recognized as the licenses are sold through to end-users.

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

License revenues were less than 10% of total revenues for all years presented within the consolidated statements of operations.

Accounting for Restructuring Activities

Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring liabilities in compliance with Statement of Financial Accounting Standards (“SFAS”) 112, “Employers’ Accounting for Postemployment Benefits,” and SFAS 146 “Accounting for

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(In Thousands, Except Share and Per Share Data)

Costs Associated with Exit or Disposal Activities,” resulting in the recognition of employee severance and related termination benefits for recurring arrangements when they become probable and estimable and on the accrual basis for one-time benefit arrangements. The Company records other costs associated with exit activities as they are incurred. Employee severance and termination benefit costs reflect estimates based on agreements with relevant statutory requirements or plans adopted by us. These costs are not associated with nor do they benefit continuing activities. Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, record changes based on updated estimates.

Shipping and Handling Fees

Shipping and handling fees billed to customers are recorded as revenue and shipping and handling costs paid to vendors are recorded as operating costs in accordance with EITF 00-01, “Accounting for Shipping and Handling Fees and Costs.”  Shipping and handling fees recorded as revenues and operating costs for the year ended December 31, 2006, 2005 and 2004 were $19,984, $18,963 and $17,361, respectively.

Stock Based Compensation

On January 1, 2006, the Company adopted SFAS 123(R) “Share Based Payment” (“SFAS 123(R)”) using the modified prospective application method, as permitted under SFAS 123(R), which requires measurement of compensation cost of all stock-based awards at fair value on the date of grant and recognition of compensation over the respective service periods for awards expected to vest. Under this method, compensation cost in 2006 includes the portion vesting in the period for (1) all stock-based awards granted prior to, but not vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Accordingly, prior periods amounts have not been restated. Under this method, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The Company recognizes the cost of all employee stock awards on a straight-line basis over their respective vesting periods, net of estimated forfeitures.

Prior to the adoption of SFAS 123(R), the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”) to account for its stock-based awards. Under APB 25, the Company generally only recorded stock-based compensation expense for restricted stock units, which amounted to $440 and $46 for the years ended December 31, 2005 and 2004. Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options issued under its equity compensation plans or of shares issued under its Employee Stock Purchase Plan (“ESPP”). With the adoption of SFAS 123(R), the Company recorded stock-based compensation expense for the cost of stock options, restricted stock units and shares issued under the ESPP (collectively, “Employee Stock-Based Awards”). Stock-based compensation expense for the year ended December 31, 2006, was $7,499. The Company has not changed its valuation model used for estimating the fair value of options granted after January 1, 2006, from the Black-Scholes option-pricing model previously used for pro forma presentation purposes.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(In Thousands, Except Share and Per Share Data)

The following table details the pro forma effect on net (loss) income and (loss) income per share had stock based-compensation expense for the Employee Stock-Based Awards been recorded for the years ended December 31, 2005 and 2004, based on the fair value method under SFAS 123:

	For the Year Ended
	December 31,
	2005	2004
Net income as reported	$21,447	$29,565
Add: Total stock-based expense included in reported net income, net of related tax effects	257	26
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related taxeffects	(21,805)	(21,967)
Pro forma net (loss) income	$(101)	$7,624
Basic (loss) income per share:
As reported	$0.50	$0.71
Pro forma	$(0.00)	$0.18
Diluted (loss) income per share:
As reported	$0.48	$0.69
Pro forma	$(0.00)	$0.18

For the year ended December 31, 2006, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense causing the loss before income tax expense to increase by $4,367, net loss to increase by $2,904 and basic and diluted loss per share to increase by $.07 per share. Stock-based compensation expense for the year ended December 31, 2006, of $3,132 relating to restricted stock units would have been recognized in 2006 regardless of the adoption of SFAS 123(R). In addition, in connection with the adoption of SFAS 123(R), net cash provided by operating activities decreased and net cash provided by financing activities increased for the year ended December 31, 2006 by $444 related to tax benefits from stock-based payments arrangements.

The fair value for these options were estimated at the date of grant for all periods presented using the Black-Scholes option pricing model with the following assumptions:

	For the Year Ended December 31,
	2006	2005	2004
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average expected stock price volatility	50.0%	50.0%	67.4%
Weighted-average risk-free interest rate	4.8%	4.1%	3.2%
Expected life of the option (years)	5.00	5.25	5.25

The weighted-average expected stock price volatility was estimated based on historical volatility for a period equal to the stock option’s expected life, estimated on the date of grant, and calculated on a quarterly basis. The weighted-average risk-free interest rate is based on the U. S. Treasury yield curve in effect at the time of grant for the expected life of the option. The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise experience.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(In Thousands, Except Share and Per Share Data)

Deferred Revenues

Deferred revenues represent amounts collected from, or invoiced to, customers in excess of revenues recognized. This predominantly occurs in two situations: a) annual billings of software maintenance fees; and b) other upfront billings of fees that are recognized over time.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Supplemental Cash Flow Information

For the years ended December 31, 2006, 2005 and 2004, the Company paid interest of approximately $434, $462 and $420, respectively. For the years ended December 31, 2006, 2005 and 2004, the Company paid income taxes of approximately $4,630, $13,331, and $8,864, respectively.

As of December 31, 2006 and 2005, the Company had $2,030 and $373 of property and equipment additions which had not yet been paid, respectively.

In 2006, the Company entered into a lease arrangement for a facility in Georgia with a tenant improvement allowance of $2,100. As a result, we have recorded additional leasehold improvements of $2,100 which will be amortized over the life of the lease arrangement and deferred rent of $2,100 which will reduce rent expense over the life of the lease arrangement.

In 2005, pursuant to the terms of its replacement option program, the Company accepted 319,848 shares of its common stock from an executive, in lieu of cash, for the exercise of approximately 347,957 stock options. The shares delivered were valued at approximately $5,432 on the dates of exercise, which value was equal to the number of options exercised multiplied by the exercise price.

In 2005, the Company accepted 2,707 shares of its common stock from an executive, in lieu of cash, for the exercise of approximately 3,000 stock options. The shares delivered were valued at approximately $40 on the dates of exercise, which value was equal to the exercise price of the options exercised and applicable tax withholdings.

In 2004, the Company entered into new capital lease arrangements for computer hardware and other equipment of approximately $2,400 expiring in November 2007.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

The following table lists assets (other than cash) that were acquired and liabilities that were assumed in connection with the acquisitions in 2006, 2005 and 2004 as discussed in Note 2:

	2006	2005	2004
Assets Acquired
Accounts receivable	$19	$4,351	$2,867
Other current assets	4	378	1,901
Property and equipment	37	451	736
Other assets	—	1,287	458
Intangibles	3,329	8,900	5,444
Goodwill	4,021	11,164	10,112
Total assets acquired	7,410	26,531	21,518
Liabilities Assumed
Restructuring reserve—current	—	—	(322)
Deferred revenue	—	(618)	(709)
Other current liabilities	(1,679)	(2,102)	(7,833)
Restructuring reserve—long-term	—	—	—
Other liabilities	—	(1,998)	—
Total liabilities assumed	(1,679)	(4,718)	(8,864)
Net assets acquired, net of cash	5,731	21,813	12,654
Unpaid purchase price and professional fees incurred in connection with the acquisitions	—	—	(962)
Value of stock options issued	—	—	(3,317)
Cash paid, net of cash acquired	$5,731	$21,813	$8,375

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the estimated future undiscounted cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the long-lived asset. If the estimated future undiscounted cash flows demonstrate that recoverability is not probable, an impairment loss would be recognized. An impairment loss would be calculated based on the excess carrying amount of the long-lived asset over the long-lived asset’s fair value. As of December 31, 2006 and 2005, there was no evidence of impairment.

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

Capitalized Software Development Costs

In accordance with SFAS 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products for sale or license. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or a detailed working program design, to the point in time that the product is available for general release to customers. Capitalized software costs are amortized on a product-by-product basis. Capitalized software amortization is the greater of the ratio of current revenues for a product to the total of current and anticipated future gross revenues for that product or on a straight-line basis over the remaining estimated economic life of the product, including the current reporting period (not to exceed four years). Amortization of capitalized software begins with the general release of a product to customers. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred. The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable. As of December 31, 2006, management believes that no revisions to the remaining useful lives or write-down of capitalized development costs are required. The amount of capitalized software development related to the development of new software products or the enhancement of existing software products from sale of licenses as of December 31, 2006 and 2005 was as follows:

	December 31,
	2006	2005
Capitalized software development costs	$36,050	$31,471
Less: Accumulated amortization	(26,098)	(21,130)
Capitalized software development costs, net	$9,952	$10,341

Amortization of capitalized software development costs for the years ended December 31, 2006, 2005 and 2004 was $4,968, $3,693 and $2,842, respectively, and is included in operating costs in the accompanying consolidated statements of operations.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

In connection with certain business acquisitions, the Company purchased software that was determined to have reached technological feasibility. The amount of purchased capitalized software remaining as of December 31, 2006 and 2005 was as follows:

	December 31,
	2006	2005
Capitalized software development costs	$2,441	$2,441
Less: Accumulated amortization	(2,441)	(1,996)
Capitalized software development costs, net	$—	$445

Amortization expense of purchased capitalized software for the years ended December 31, 2006, 2005 and 2004 was $445, $611 and $610, respectively, and is included in amortization of acquired intangible assets in the accompanying consolidated statements of operations.

Impairment of Goodwill and Intangible Assets

The Company assesses the recoverability of the carrying value of its goodwill and other intangible assets with indefinite useful lives annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of goodwill is measured at the reporting unit level based on a two-step approach. First, the carrying amount of the reporting unit is compared to the fair value as estimated by the future net discounted cash flows expected to be generated by the reporting unit. To the extent that the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second step is performed, wherein the reporting unit’s assets and liabilities are fair valued. To the extent that the reporting unit’s carrying value of goodwill exceeds its implied fair value of goodwill, impairment exists and must be recognized. The implied fair value of goodwill is calculated as the fair value of the reporting unit in excess of the fair value of all non-goodwill assets and liabilities allocated to the reporting unit. The estimate of fair value may be determined as the amount at which the asset could be bought or sold in a current transaction between willing parties. If this information is not available, fair value is determined based on the best information available in the circumstances. This frequently involves the use of a valuation technique including the present value of expected future cash flows, discounted at a rate commensurate with the risk involved, or other acceptable valuation techniques.

Recoverability of other intangible assets with indefinite useful lives is measured by a comparison of the carrying amount of the intangible assets to the fair value of the respective intangible assets. Any excess of the carrying value of the intangible assets over the fair value of the intangible assets is recognized as an impairment loss. The estimate of fair value is determined similar to that for goodwill outlined above.

The Company assesses the recoverability of intangible assets with finite lives in the same manner as for long-lived assets. See “Impairment of Long-Lived Assets”.

The Company conducts its annual impairment testing of goodwill and indefinite—lived assets as of October 1 each year. Based on the impairment tests performed, there was no impairment of goodwill or indefinite—lived assets in 2006, 2005 or 2004; however, there can be no assurance that future goodwill or indefinite—lived assets impairment tests will not result in a charge to earnings.

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

Asset Retirement Obligations

The Company accrues for asset retirement obligations over the period in which the obligations are incurred. These costs consist primarily of retro-fit costs related to leasehold improvements required at lease termination and are accrued at the estimated fair value. When the related liability is initially recorded, the Company capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company recognizes a gain or loss for any difference between the settlement amount and the liability recorded. As of December 31, 2006 and 2005, the Company has approximately $607 and $514 accrued for asset retirement obligations, respectively.

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

At December 31, 2006 and 2005, there were approximately $17,410 and $21,383, respectively, of undistributed earnings of non-U.S. subsidiaries that have not been taxed in the United States and are considered to be permanently reinvested indefinitely. If such earnings were remitted to the Company, the applicable United States federal income and foreign withholding taxes may be wholly or partially offset by foreign tax credits.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and trade accounts receivable. The Company invests its excess cash with large banks

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

which may at times exceed the Federal Deposit Insurance Corporation of $100. The Company has not experienced any losses to date on the invested cash. The Company’s customer base principally comprises companies within the pharmaceutical industry. As a result, the Company derives its revenues from a limited number of large pharmaceutical companies. As of December 31, 2006, approximately 8% and 11% of our receivable balance was due from our two largest customers, respectively. As of December 31, 2005, approximately 15% and 10% of our receivables balance was due from our two largest customers, respectively. The Company monitors its customers’ financial condition and does not require collateral from its customers.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $3,567, $2,643 and $2,547 for the years ended December 31, 2006, 2005 and 2004, respectively.

Net (Loss) Income Per Share

The Company calculates net (loss) income per share pursuant to SFAS 128, “Earnings Per Share.” The following table presents the computation of basic and diluted net income per share for the years ended:

	December 31,
	2006	2005	2004
Basic net (loss) income per share computation:
Net (loss) income	$(26,745)	$21,447	$29,565
Weighted-average common shares outstanding	43,692	42,861	41,503
Basic net (loss) income per share	$(0.61)	$0.50	$0.71
Diluted net (loss) income per share computation:
Net (loss) income	$(26,745)	$21,447	$29,565
Diluted common shares outstanding:
Weighted-average common shares outstanding	43,692	42,861	41,503
Impact of dilutive stock options	—	1,362	1,572
Diluted common shares outstanding	43,692	44,223	43,075
Diluted net (loss) income per share	$(0.61)	$0.48	$0.69

For the year ended December 31, 2006, 374,000 stock options that could potentially dilute net (loss) income per share in the future are not included in the calculation of diluted net (loss) income per share as they would have been antidilutive. The difference between basic and diluted shares for the years ended December 31, 2005 and 2004 is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

instruments and certain other items at fair value and amends SFAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this Statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has not completed its assessment of SFAS 159 and the impact, if any, on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands fair value measurement disclosures. SFAS 157 does not require new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company’s analysis of the impact of this Interpretation is not yet complete.

2.                 ACQUISITIONS

Opus

On September 1, 2006, the Company completed the acquisition of substantially all the assets of Opus Health LLC (“Opus”). Based in Long Island, New York, Opus provided direct-to-patient persistence solutions. Opus’ results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. Opus revenues are presented within the marketing solutions segment.

The aggregate purchase price of Opus was $7,378, including $379 of legal and professional fees.  In accordance with the purchase agreement, $2,000 of the purchase price was held in escrow as of December 31, 2006. The $2,000 held in escrow together with any additional amounts to be added to escrow, less amounts claimed against escrow, if any, is payable upon certain milestones relating to the representations, warranties and in connection with a certain patent application acquired as part of the

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

acquisition. In addition, there is $3,000 of contingent consideration based on Opus obtaining certain financial measures over the next three years and will be paid if earned. The $3,000 of contingent consideration will be accounted for as compensation expense if earned. There is an additional $1,000 of contingent consideration based on the successful outcome of a certain patent application acquired as part of the acquisition. The $1,000 of additional contingent consideration would be accounted for as additional purchase price, if earned. As of December 31, 2006, nothing had been earned or accrued for the contingent consideration. The valuation of certain intangible assets was finalized in the fourth quarter of 2006. The assets and liabilities acquired in connection with the Opus acquisition and pro forma results of operations are not deemed material to the accompanying consolidated financial statements.

The allocation of purchase price, including the net assets acquired of approximately $28, to intangible assets and goodwill acquired in connection with the Opus acquisition is as follows:

	Weighted-Average
	Estimated Useful	Acquired Intangible
	Life (Years)	Asset Value
Intangible Assets Subject to Amortization:
Acquired technology	5.3	$1,930
Customer relationship assets	7	1,089
Trademarks	10	310
Total Intangible Assets Subject to Amortization		3,329
Intangible Asset Not Subject to Amortization:
Goodwill	N/A	4,021
Total Intangible Assets		$7,350

The goodwill and intangible assets recorded for financial statement purposes are deductible for tax purposes.

Optas

On September 12, 2005, the Company completed the acquisition of Optas. Based in Woburn, Massachusetts, Optas provided privacy-safe relationship marketing solutions for patients and physicians. Optas’ results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. Optas revenues are presented within the marketing solutions segment.

The aggregate purchase price for Optas was approximately $13,188, including $349 of legal and professional fees.  In accordance with the purchase agreement, approximately $1,200 of the purchase price was held in escrow as of December 31, 2006. Approximately $1,200, representing the balance of escrow, less amounts claimed against escrow, is scheduled to be released from escrow in accordance with the purchase agreement in April 2007. The valuation of certain intangibles assets was finalized in the second quarter of 2006. The assets acquired and liabilities assumed in connection with the Optas acquisition and pro forma results of operations are not deemed material to the consolidated financial statements.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

The allocation of purchase price, including the net assets acquired of approximately $736, to intangible assets and goodwill acquired in connection with the Optas acquisition is as follows:

	Weighted-Average
	Estimated Useful	Acquired Intangible
	Life (Years)	Asset Value
Intangible Assets Subject to Amortization:
Customer relationship assets	10	$2,590
Acquired technology	5	1,390
Backlog	0.33	100
Trademarks	2	70
Total Intangible Assets Subject to Amortization		4,150
Intangible Asset Not Subject to Amortization:
Goodwill	N/A	8,302
Total Intangible Assets		$12,452

The goodwill and intangible assets recorded for financial statement purposes are not deductible for tax purposes.

Buzzeo

On January 4, 2005, the Company completed the acquisition of Buzzeo. Based in Richmond, Virginia, Buzzeo provided compliance, auditing, consulting and reconciliation outsourcing services to the pharmaceutical and life sciences industry. This acquisition further expanded our sample and compliance management solution offerings.  Buzzeo’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. Buzzeo revenues are characterized as compliance solutions within the emerging solutions segment.

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

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

The allocation of purchase price, including the net assets acquired of approximately $3,606, to intangible assets and goodwill acquired in connection with the Buzzeo acquisition is as follows:

	Weighted-Average
	Estimated Useful	Acquired Intangible
	Life (Years)	Asset Value
Intangible Assets Subject to Amortization:
Customer relationship assets	10	$4,390
Trademark	7	290
Other	0.25	70
Total Intangible Assets Subject to Amortization		4,750
Intangible Asset Not Subject to Amortization:
Goodwill	N/A	2,403
Total Intangible Assets		$7,153

The goodwill and intangible assets recorded for financial statement purposes are deductible for tax purposes.

Schwarzeck

On July 20, 2004, the Company completed the acquisition of Schwarzeck-Verlag GmbH (“Schwarzeck”). Schwarzeck was a provider of physician databases, direct marketing services and sample fulfillment services to pharmaceutical companies in Germany. This acquisition accelerated the Company’s expansion in Europe and increased its integrated marketing solutions and services to the German pharmaceutical industry. In connection with the acquisition, the Company restructured the combined operations by eliminating certain former Schwarzeck positions. Schwarzeck’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. The Company has allocated the entire purchase price of approximately $800 to purchased database. The purchased database asset recorded for financial statement purposes is not deductible for tax purposes. The valuation of certain intangibles assets was finalized in the second quarter of 2005. The assets acquired and liabilities assumed in connection with the Schwarzeck acquisition, the aggregate purchase price and pro forma results of operations are not deemed material to the consolidated financial statements.

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

Uto Brain

On January 5, 2004, the Company completed its acquisition of the capital stock of Uto Brain Co., Ltd. (“Uto Brain”). Based in Osaka, Japan, Uto Brain provided more than thirty pharmaceutical companies with data, analytics, publishing and advisory services. The combining of resources of Uto Brain with the existing resources of Dendrite created comprehensive information, software and services company dedicated to the Japanese pharmaceutical industry and further enhanced Dendrite’s ability to provide solutions to enhance sales, marketing and clinical functions of pharmaceutical companies in the Japanese market. Uto Brain’s results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

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

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

The allocation of purchase price, including net liabilities acquired of approximately $1,100, to intangible assets acquired in connection with the Uto Brain acquisition is as follows:

	Weighted Average Estimated Useful Life (Years)	Acquired Intangible Asset Value
Intangible Assets Subject to Amortization:
Customer relationship assets	10	$1,870
Trademarks	10	150
Total Intangible Assets Subject to Amortization		2,020
Intangible Asset Not Subject to Amortization:
Goodwill	N/A	3,912
Total Intangible Assets		$5,932

The goodwill and intangible assets recorded for financial statement purposes are not deductible for tax purposes.

3.                 PURCHASE ACCOUNTING RESTRUCTURING ACCRUAL

In December 2006, the Company amended the termination date of the lease agreement of one of the remaining Synavant facilities to December 31, 2006 and paid the landlord a single lump sum payment of $4,500 in lieu of the remaining payment obligations under the lease agreement. As a result, we applied a portion of the payment previously accrued for to the purchase accounting and the restructuring and other charges accruals in the amount of $2,651 and $310, respectively, and recorded an additional $1,539 restructuring charge related to the lease buyout.

In connection with the June 2003 acquisition of Synavant, the Company restructured the combined operations by exiting certain former Synavant facilities and eliminating certain former Synavant positions. The Company anticipates that the remaining accrued restructuring balance related to the facility exit costs will be paid over the life of the facility lease, ending in August 2007.

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

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

The activity related to purchase accounting restructuring accruals for the years ended December 31, 2006 and 2005 is summarized in the tables below:

	Purchase Accounting Restructuring Accrual as of December 31, 2005	2006 Adjustments to Goodwill	2006 Payments	Purchase Accounting Restructuring Accrual as of December 31, 2006
Synavant
Facility exit costs	$4,289	$—	$(3,938)	$351
SAI
Lease termination costs	321	(66)	(255)	—
Total	$4,610	$(66)	$(4,193)	$351

	Purchase Accounting Restructuring Accrual as of December 31, 2004	2005 Adjustments to Goodwill	2005 Payments	Currency Translation Adjustments	Purchase Accounting Restructuring Accrual as of December 31, 2005
Synavant
Termination payments to employees	$23	$—	$(23)	$—	$—
Facility exit costs	5,926	—	(1,637)	—	4,289
Total Synavant	5,949	—	(1,660)	—	4,289
SAI
Lease termination costs	947	—	(626)	—	321
Schwarzeck
Termination payments to employees	247	—	(233)	(14)	—
Buzzeo
Termination payments to employees	—	4	(4)	—	—
Total	$7,143	$4	$(2,523)	$(14)	$4,610

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

4.                 PROPERTY AND EQUIPMENT

Property and equipment is as follows:

	Estimated Useful Life	December 31,
	(Years)	2006	2005
Land	n/a	$121	$2,338
Building and building improvements	40	841	11,813
Computer hardware, software and other equipment	2 - 10	73,407	59,589
Furniture and fixtures	3 - 5	9,649	8,584
Leasehold improvements	Shorter of estimated useful life or lease term	29,615	26,111
Capital lease furniture and equipment	2 - 10	5,137	5,176
		118,770	113,611
Less: Accumulated depreciation and amortization		(75,287)	(61,019)
		$43,483	$52,592

Depreciation expense, including amortization expense of capital leases, for the years ended December 31, 2006, 2005 and 2004 was $17,196, $16,037 and $13,791, respectively

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

5.                 GOODWILL AND INTANGIBLE ASSETS

The total gross carrying amount and accumulated amortization for goodwill and intangible assets are as follows:

	As of December 31, 2006			As of December 31, 2005
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Intangible Assets Subject To Amortization:
Purchased capitalized software	$2,441	$(2,441)	$—	$2,441	$(1,996)	$445
Capitalized software development costs	36,050	(26,098)	9,952	31,471	(21,130)	10,341
Customer relationship assets	17,320	(5,425)	11,895	16,397	(3,696)	12,701
Backlog	—	—	—	2,500	(2,491)	9
Non-compete covenants	—	—	—	3,718	(3,464)	254
Purchased database	5,185	(3,186)	1,999	5,151	(2,082)	3,069
Acquired technology	3,320	(507)	2,813	1,390	(84)	1,306
Trademarks	808	(182)	626	500	(82)	418
Other intangibles	474	(385)	89	474	(325)	149
Total	65,598	(38,224)	27,374	64,042	(35,350)	28,692
Intangible Assets Not Subject to Amortization:
Goodwill	95,624	—	95,624	90,440	—	90,440
Trademarks	6,732	—	6,732	6,732	—	6,732
Total	102,356	—	102,356	97,172	—	97,172
Total Goodwill and Intangible Assets	$167,954	$(38,224)	$129,730	$161,214	$(35,350)	$125,864

The changes in the carrying amount of intangible assets not subject to amortization for the years ended December 31, 2006 and 2005 are as follows:

		Acquisitions /
		Purchase	Currency
	Balance as of	Accounting	Translation	Balance as of
	December 31, 2005	Adjustments	Adjustments	December 31, 2006
Goodwill	$90,440	$5,228	$(44)	$95,624
Trademarks	6,732	—	—	6,732
Total	$97,172	$5,228	$(44)	$102,356

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

	Balance as of December 31, 2004	Acquisitions / Purchase Accounting Adjustments	Currency Translation Adjustments	Balance as of December 31, 2005
Goodwill	$80,963	$9,919	$(442)	$90,440
Trademarks	6,732	—	—	6,732
Total	$87,695	$9,919	$(442)	$97,172

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 for each business segment are as follows:

	Sales	Marketing	Emerging
	Solutions	Solutions	Solutions	Total
Balance as of December 31, 2004	$51,900	$22,440	$6,623	$80,963
Acquisition of Buzzeo	—	—	2,548	2,548
Acquisition of Optas	—	8,616	—	8,616
Acquisition of Synavant—adjustments	(1,247)	—	—	(1,247)
Exchange rate changes	—	(440)	—	(440)
Balance as of December 31, 2005	50,653	30,616	9,171	90,440
Acquisition of Buzzeo—adjustments	—	—	(145)	(145)
Acquisition of Optas—adjustments	—	(314)	—	(314)
Acquisition of Opus	—	4,021	—	4,021
Acquisition of SAI—adjustment	(109)	—	—	(109)
Acquisition of Synavant—adjustments	994	604	177	1,775
Exchange rate changes	—	(44)	—	(44)
Balance as of December 31, 2006	$51,538	$34,883	$9,203	$95,624

During the year ended December 31, 2006, the Company increased goodwill by $4,021 as a result of the acquisition of Opus (see Note 2). The $1,207 of adjustments recorded during the year ended December 31, 2006, relate to Synavant, Software Associates International (“SAI”), and Buzzeo, consist primarily of the resolution of uncertainties and the recording of exposure related to pre-acquisition tax uncertainties.

During the year ended December 31, 2005, the Company increased goodwill by $11,164 as a result of the acquisitions of Buzzeo and Optas (see Note 2). The $1,247 of adjustments recorded during the year ended December 31, 2005, related to Synavant, consist primarily of the reversals of certain pre-acquisition tax valuation allowances and resolution of uncertainties.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

The following table reconciles net intangible assets subject to amortization for the period from December 31, 2005 to December 31, 2006:

	Net Intangibles	2006 Year-to-Date Activity			Net Intangibles
	as of			Translation	as of
	December 31, 2005	Additions	Amortization	and Other	December 31, 2006
Purchased capitalized software	$445	$—	$(445)	$—	$—
Capitalized software development costs	10,341	4,579	(4,968)	—	9,952
Customer relationship assets	12,701	1,089	(1,729)	(166)	11,895
Backlog	9	—	(9)	—	—
Non-compete covenants	254	—	(271)	17	—
Purchased database	3,069	—	(1,104)	34	1,999
Acquired technology	1,306	1,930	(423)	—	2,813
Trademarks	418	310	(100)	(2)	626
Other intangibles	149	—	(60)	—	89
Total	$28,692	$7,908	$(9,109)	$(117)	$27,374

Amortization expense related to intangible assets, including internally developed capitalized software costs, for the years ended December 31, 2006, 2005 and 2004 was $9,109, $8,124 and $7,798, respectively. Aggregate future annual amortization expense of intangible assets is estimated to be:

Year Ending December 31,
2007	$8,564
2008	5,862
2009	3,913
2010	2,111
2011	1,790
Thereafter	5,134
$27,374

6.                 RESTRUCTURING AND OTHER CHARGES

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

For the year ended December 31, 2006, the Company recorded restructuring charges of $27,731 associated with the OE program. The restructuring charges included approximately $19,300 of severance, $4,454 of an asset impairment charge (see Note 7 for further discussion of the impairment charge), $3,441 of a surplus facility and other charges and $536 of costs related to the refocusing of the Japanese data business.

In addition to the OE program, for the year ended December 31, 2006, the Company recorded other severance charges of $2,013 associated with certain of the Company’s largest customer sale force effectiveness services in the United States which are expected to transition away in 2007.

During the three month period ended March 31, 2005, the Company initiated and completed a plan to exit a facility in New Jersey for which it has an operating lease expiring in September 2011. The accrued facility charge relates to vacating a New Jersey facility and for additional facilities vacated and accrued for in previous periods, for which it had operating leases expiring through February 2012, due to changes in market conditions at that time. The Company accrued for the present value of these costs, net of estimated future sublease income. The Company also accrued for severance charges related to the elimination of certain senior and mid-level management positions. These charges are included within accrued restructuring and other charges on the consolidated balance sheets as of December 31, 2006 and December 31, 2005, and in restructuring and other charges on the consolidated statement of operations during the year ended December 31, 2005.

The activity related to accrued restructuring and other charges for the year ended December 31, 2006 is summarized in the table below:

	Accrued	2006			Accrued
	Restructuring and	Restructuring		Currency	Restructuring and
	Other Charges as of	and Other	2006	Translation	Other Charges as of
	December 31, 2005	Charges	Payments	Adjustments	December 31, 2006
Facility exit costs	$5,332	$2,995	$(3,281)	$—	$5,046
Severance	301	21,313	(9,289)	172	12,497
Other	—	982	(982)		—
	$5,633	$25,290	$(13,552)	$172	$17,543

In connection with the plan initiated and completed during the three months ended March 31, 2005, the Company also wrote-off $1,030 of leasehold improvements included within facility and other charges in the consolidated statement of operations for the year ended December 31, 2005.

7.                 ASSET HELD FOR SALE

In connection with the OE program, the Company made the decision to consolidate its hardware support function in Georgia and therefore decided to sell a New Jersey facility. This facility is classified as asset held for sale in the accompanying consolidated balance sheet and is included within our Corporate segment. Accordingly, the carrying value of the facility held for sale was adjusted to the new fair value less costs to sell of approximately $8,545. The resulting $4,454 impairment loss is included in the restructuring

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

and other charges within the accompanying consolidated statement of operations for the year ended December 31, 2006 and is included within our Corporate segment.

8.                 REVOLVING CREDIT

On December 14, 2006, the Company amended the line-of-credit agreement with JPMorgan Chase, dated as of July 25, 2005, (the “Agreement”) in the amount of $30,000, redefining the maturity date from June 30, 2008 to June 30, 2007 and redefining earnings before interest and taxes for purposes of the Agreement. The Agreement is available to finance working capital needs and possible future acquisitions. The Agreement contains customary affirmative and negative covenants and also contains certain financial covenants, including those related to (a) a maximum leverage ratio at the end of any fiscal quarter, (b) a minimum interest coverage ratio at the end of any fiscal quarter and (c) a minimum fixed charge coverage ratio at the end of any fiscal quarter. The Agreement also restricts the Company’s ability to create or assume liens, dispose of assets, consolidate or merge, extend credit, incur other indebtedness or pay cash dividends. As of December 31, 2006, the Company was in compliance with all covenants and did not have any amounts outstanding under the Agreement.

As of December 31, 2006, the Company had outstanding letters-of-credit of approximately $5,337.

9.                 INCOME TAXES

The components of (loss) income before income tax expense were as follows:

	December 31,
	2006	2005	2004
Domestic	$(9,161)	$32,336	$29,982
Foreign	(9,253)	4,451	17,630
(Loss) income before income tax expense	$(18,414)	$36,787	$47,612

The components of income tax expense were as follows:

	December 31,
	2006	2005	2004
Current Provision:
Federal	$(1,816)	$14,032	$8,035
State	631	1,576	1,071
Foreign	11,674	4,578	6,242
	10,489	20,186	15,348
Deferred Provision (Benefit):
Federal	(2,097)	(811)	1,861
State	166	(1,239)	(2,194)
Foreign	(227)	(2,796)	3,032
	(2,158)	(4,846)	2,699
Total income tax expense	$8,331	$15,340	$18,047

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

The reconciliation of the Federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
Difference between U.S. and non-U.S. rates	(7.3)%	2.5%	2.6%
State income taxes, net of federal tax benefit	(3.2)%	2.8%	1.7%
Nondeductible compensation	(5.1)%	0.0%	0.0%
Nondeductible expenses	(8.5)%	0.4%	0.4%
Benefit from excess foreign tax credits	3.4%	0.0%	(0.6)%
Valuation allowances	(31.9)%	0.0%	0.0%
Increase in tax reserves	(24.6)%	0.0%	0.0%
Other	(3.0)%	1.0%	(1.2)%
	(45.2)%	41.7%	37.9%

Valuation allowances recorded in 2006 of approximately $5,800 relate to international subsidiaries generating taxable losses for which no benefit was recorded as realization is not deemed more likely than not. In addition, we recorded approximately $4,800 of income tax reserves for tax exposures identified at certain international subsidiaries, of which $600 related to prior periods. The effective tax rate was also adversely affected by certain non-deductible expenses and foreign earnings taxed at different tax rates.

During 2006, the Company completed a restructuring of its Asia Pacific operations whereby a regional headquarter office was established in Singapore. As a result of committing to certain spending and employment levels, income from operations in Singapore will be subject to a reduced tax rate of 10%. In connection with this restructuring, the Company transferred certain intangible assets from existing operations in the Asia Pacific region and the United States to Singapore. The Company recorded a current year tax expense of approximately $2,700 associated with this restructuring.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

The tax effect of temporary differences that give rise to deferred income tax assets and liabilities is as follows:

	December 31,
	2006	2005
Gross Deferred Tax Asset:
Federal net operating losses	$4,613	$5,418
Foreign net operating losses	12,680	9,822
State credits and net operating losses	4,095	3,919
Federal capital loss carryover	1,008	1,994
Accruals and reserves not currently deductible	13,875	11,681
Depreciation and amortization	4,498	1,376
Asset held for sale	3,419	1,595
Other	1,721	1,237
	45,909	37,042
Less valuation allowance:	(15,456)	(10,827)
	$30,453	$26,215
Gross Deferred Tax Liability:
Depreciation and amortization	$—	$—
Capitalized software development costs	(7,541)	(5,649)
	$(7,541)	$(5,649)

As of December 31, 2006 and 2005, the Company has recorded a valuation allowance against its net deferred tax assets of approximately $15,456 and $10,827, respectively. The change in the valuation allowance relates primarily to the realizability of state and foreign net operating losses as realization is not deemed more likely than not likely.

At the point in time that the Company is able to recognize tax benefits related to deferred tax assets, for which valuation allowances have been provided as of December 31, 2006, the benefit would be allocated as follows:

Income tax benefit	$9,172
Goodwill	6,284
$15,456

As of December 31, 2006, the Company has available federal net operating loss carry forwards of approximately $13,181 resulting from its acquisition of Synavant. These losses begin to expire in varying amounts from 2019 through 2023. Utilization of these losses are subject to annual limitations under section 382 of the Internal Revenue Code. Realization of these loss carry forwards, either through the reduction of valuation allowance or deferred tax assets, will not affect the Company’s future provision for income taxes due to the effects of purchase accounting. Additionally, the Company has state net operating loss carry forwards of approximately $41,664 and foreign net operating loss carry forwards of approximately $36,765 that expire in varying amounts from 2007 through 2024. In certain foreign jurisdictions, net operating losses may be carried forward indefinitely.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

10.          STOCKHOLDERS’ EQUITY

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

A summary of award activity under the Plans and changes are as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding December 31, 2005	10,067,978	15.04
Granted	310,300	10.28
Exercised	(278,750)	8.32
Canceled	(1,191,591)	15.23
Outstanding December 31, 2006	8,907,937	$15.04	5.3	$4,947
Vested and expected to vest at December 31, 2006(1)	8,842,783	$15.08	5.2	$4,832
Exercisable December 31, 2006	8,069,494	$15.67	5.1	$3,255

(1)          The expected to vest options are the results of applying the pre-vesting forfeiture rate assumption to total outstanding options.

At December 31, 2006, 2005 and 2004, there were 8,069,494, 8,818,196 and 6,347,979 options exercisable with a weighted average exercise price of $15.67, $15.63 and $15.98, respectively. As of December 31, 2006, there were 1,953,556 shares available for future grants under the Plans.

The weighted average fair value of options granted, determined using the Black-Scholes option valuation method, was $5.07, $7.87 and $9.32 for the years ended December, 2006, 2005 and 2004, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $1,119, $6,134 and $9,971, respectively. As of December 31, 2006, there was $1,766 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.5 years.

In 2006, the Company adopted FASB Staff Position FAS 123(R)-3 (“FSP 123 (R)-3”). FSP 123 (R)-3 allows a “short cut” method of calculating its pool of excess tax benefits (“APIC Pool”) available to absorb

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

tax deficiencies recognized subsequent to the adoption of FAS 123-(R). The Company calculated its APIC Pool utilizing the short cut method under FSP 123 (R)-3. As of the adoption date, the Company did not have any excess tax benefits to calculate the initial pool.

The actual tax benefit realized for the tax deduction from options exercised of the share-based payment arrangement for the year ended December 31 2006 totaled $444.

Information with respect to the options outstanding under the Plans at December 31, 2006 is as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual Life	Number of
Exercise Price Per Share	Shares	Exercise Price	(Years)	Vested Shares
$0.00 - $3.32	5,950	$2.65	0.1	5,950
$3.33 - $6.64	222,792	6.27	0.7	222,792
$6.65 - $9.95	1,664,562	8.37	4.4	978,542
$9.96 - $13.27	708,358	12.11	5.4	581,519
$13.28 - $16.59	2,965,016	14.64	6.4	2,939,432
$16.60 - $19.91	2,641,489	17.86	5.5	2,641,489
$19.92 - $23.23	190,000	22.78	1.9	190,000
$23.24 - $26.55	129,070	23.63	3.1	129,070
$26.56 - $29.87	97,200	27.42	3.1	97,200
$29.88 - $33.19	283,500	33.15	2.7	283,500
	8,907,937	15.04	5.3	8,069,494

Restricted Stock Units

The Plans also allow for the granting of restricted stock units. Generally, the Company grants restricted stock units that vest in three equal increments on each of the first three anniversaries of the date of grant. The fair value of restricted stock is the most recent closing market price of common stock at the date of grant.

In 2006, 2005 and 2004, the Company granted 541,500, 269,000 and 7,619 units representing shares of the Company’s common stock, respectively, under the Plans. As of December 31, 2006, there was $9,466 of total unrecognized compensation costs related to unvested restricted stock units. These costs are expected to be recognized over a weighted average period of 2.6 years. For 2006, 2005 and 2004, the total value at the date of grant of such units was $6,800, $4,736 and $115, respectively.

Changes in the Company restricted stock units for the year ended December 31, 2006, were as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested restricted stock at December 31, 2005	280,599	$17.22
Granted	541,500	12.56
Vested	(107,611)	16.82
Canceled	(27,824)	12.75
Unvested restricted stock at December 31, 2006	686,664	$13.79

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

Under the provisions of SFAS 123(R), the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock unit expense that is reduced as expense is recognized at the date the restricted stock unit is granted, is no longer required. Therefore, in the first quarter of 2006, the amount that had been in deferred compensation was reversed to zero through common stock in the Company’s consolidated balance sheet.

EMPLOYEE STOCK PURCHASE PLAN

In 1997, the Company established an employee stock purchase plan (“ESPP”) that provides full-time employees the opportunity to purchase shares, at 85% of the fair value on dates determined by the Board of Directors, up to a maximum of 10% of their eligible compensation or $21,250, whichever is less. During 2002, the Company obtained shareholder approval to increase the number of authorized shares available for purchase under this plan from 450,000 to 900,000, of which 122,317, 86,960 and 79,367 were purchased in 2006, 2005 and 2004, respectively. There were 18,292 and 140,609 available for future issuance under the plan as of December 31, 2006 and 2005, respectively.

In connection with the Merger Agreement dated as of March 1, 2007 with Cegedim S.A. (“Cegedim”), the Company committed to pay, at the closing of the merger transaction with Cegedim, to each participant in the ESPP who had elected to participate in and to purchase shares of the Company’s common stock under the ESPP in the offering period relating to the Company’s 2006 fourth quarter, (i) an amount equal to the amount actually deferred by each such participant in the 4Q offering period which has not been converted into shares pursuant to the ESPP, with interest at a rate reasonably determined by the Company, plus (ii) an amount equal to: (x) the per share merger consideration, less (y) the discounted purchase price applicable under the ESPP for the 4Q offering period, times (z) the number of shares which the participant would have acquired under the ESPP in the 4Q offering period using the cash actually deferred by the participant for the 4Q offering period which has not been converted into shares pursuant to the ESPP. A similar arrangement was established for participants in the 2007 first quarter ESPP offering period.

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

In connection with the Merger Agreement with Cegedim, on March 1, 2007, Dendrite and Registrar and Transfer Company, as Rights Agent, entered into Amendment No. 1 (the “Rights Amendment”) to Dendrite’s Rights Agreement, dated February 20, 2001 (the “Rights Agreement”). The effect of the Rights Amendment is to permit the execution of the Merger Agreement and the performance and consummation of the transactions contemplated by the Merger Agreement, including specifically the merger transaction with Cegedim, without triggering the separation or exercise of the Rights (as defined in the Rights Agreement) or any adverse event under the Rights Agreement (see Note 15).

11.          SAVINGS AND DEFERRED COMPENSATION PLANS

The Company maintains Employee Savings Plans (the “Savings Plans”) that cover substantially all of its full-time U.S., U.K., Italy, Japan, Korea and Netherlands employees. All eligible employees may elect to contribute a portion of their wages to the Savings Plans, subject to certain limitations. The Company contributes to the Savings Plans at a certain rate of the participant’s contribution based on their location. The Company’s contribution to the Savings Plans ranges from approximately 1% of a participant’s annual salary to 10% of the participant’s annual salary. The Company’s contributions to the Plans were $3,076, $3,042 and $3,049 in the years ended December 31, 2006, 2005 and 2004, respectively.

The Company also maintains a noncontributory defined contribution retirement plan that covers substantially all of its full-time employees in Japan and Australia. All contributions to these pension plans are made by the Company in accordance with prescribed statutory requirements. The Company’s contributions to the plan were $594, $757 and $657 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has supplemental deferred compensation arrangements for the benefit of certain officers, directors and certain key executives. In connection with these plans the Company maintains life insurance contracts, which have been purchased by the Company. The arrangements permit the participants to diversify their investments, which are funded, unsecured general obligations of the Company. The value of the assets held, managed and invested, pursuant to the agreements was approximately $4,834 and $4,000 as of December 31, 2006 and 2005, respectively, and is included in other assets in the accompanying consolidated balance sheets. The corresponding deferred compensation liability of approximately $3,982 and $3,900 as of December 31, 2006 and 2005, respectively, is recorded at the fair market value of the assets held in a rabbi trust and adjusted to reflect the fair value of the amount owed to certain officers, directors and certain key executives and is included in other non-current liabilities in the accompanying consolidated balance sheets.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

12.          COMMITMENTS AND CONTINGENCIES

The Company leases office facilities and equipment under various capital and operating leases with remaining lease terms generally in excess of one year. Rent expense was $17,173, $23,767 and $16,035 for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum rental payments on these leases, including leases accrued for in purchase accounting restructuring accruals and excluding estimated future sublease income, are as follows:

	Capital Lease	Operating Lease
2007	$1,352	$17,128
2008	72	13,229
2009	—	11,514
2010	—	10,018
2011	—	7,417
Thereafter	—	22,888
Total	1,424	$82,194
Less: Amount representing interest	35
Present value of net minimum lease payments	1,389
Less: Current portion of capital lease obligations	1,318
Capital lease obligations, excluding current portion	$71

In connection with certain leasing arrangements, the Company entered into a sale-leaseback of furniture and equipment of approximately $2,200 expiring in November 2007. In addition, the Company also entered into new capital lease arrangements for computer hardware and other equipment of approximately $2,400 expiring through January 2008.

In addition to the capital and operating leases disclosed above, the Company also has certain purchase commitments of approximately $2,000 each for 2007 and 2008, respectively.

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

The Company has an agreement with a venture capital fund with a commitment to contribute $1,000 to the fund, callable in $100 increments. As of December 31, 2006, $700 has been paid with $300 of commitment remaining. The agreement has a termination date of December 11, 2010, subject to extension by the limited partners. During the fourth quarter of 2006, we determined that our investment in the venture capital fund was impaired, therefore we recorded an impairment charge of $171 to other expense, net to write the venture capital fund down to its fair market value.

13.          RELATED-PARTY TRANSACTIONS

For the years ended December 31, 2006, 2005 and 2004, the Company incurred approximately $97, $158 and $289, respectively, of costs for rental and use of aircraft for Company business payable to certain

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

third-party charter companies. While none of these third-party charter companies are affiliated with the Company or any of its officers or directors, in some instances, the aircraft provided by these third-party companies was leased from an entity whose owners are the Company’s Chairman and Chief Executive Officer and his spouse. As of December 31, 2006 and 2005, there were no rental charges included in other accrued expenses.

For the years ended December 31, 2006, 2005 and 2004, the Company also incurred approximately $0, $0 and $1, respectively, of costs for air travel for Company business payable to the entity owned by the Chairman and Chief Executive Officer and his spouse. As of December 31, 2006 and 2005, there was no air travel costs included in other accrued expenses.

14.          SEGMENT INFORMAITON

Information about Business Segments:

In the second quarter of 2006, the Company changed its operating segments to reflect the reorganized business. The Company has expanded its segments into three operating segments: sales solutions, marketing solutions, emerging solutions as well as a corporate segment. The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is now utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considered the nature of services provided by its operating segments.

The Company evaluates the performance of the segments based on operating earnings after the corporate allocation of certain administrative expenses. Information about interest income and expense and income taxes is not provided on a segment level. In addition, equity-based compensation is not allocated to the segments. See Note 10 above for further discussion of the Company’s equity-based compensation. The accounting policies of the segments are the same as the Company’s. Information with respect to the Company’s segments are as follows:

Sales solutions includes products and sales support services which are used by, or provided to, the sales forces of our customers.

Marketing solutions primarily includes interactive marketing, data & analytics, consulting, and shipping fees. Shipping fees, which are pass-through costs that bear little to no margin, are required to be included in revenues and costs based upon EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” These billable shipping transactions are primarily related to our interactive marketing activities.

Emerging solutions includes compliance solutions, clinical solutions, and contract sales force services.

Corporate includes costs and assets which are not representative of the results of the Company’s individual operating segments. The Company allocates a significant portion of its gross corporate costs to the respective operating segments, to reflect the approximate value which has been incurred relating to services provided by the corporate entity. In addition, certain gross costs are considered to be overhead not attributable to any segment and as such, remain unallocated in Corporate. Included among the unallocated overhead remaining within Corporate are costs for equity based compensation, audit and tax fees, excess facilities, certain administrative staff, and other ancillary costs.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

In 2004, the Company did not have the necessary systems in place to track the global information needed to consolidate revenue, operating (loss) income, depreciation and amortization expense and capital expenditures between the new operating segments. As such, the 2004 amounts have not been presented below for 2004, as to do so would be impracticable. Our 2005 segments results have been restated to conform to current year presentation.

The following tables include revenue and operating (loss) income for each reportable segment for the years ended December 31, 2006 and 2005.

	For the Years Ended December 31,
	2006	2005
Revenue:
Sales solutions	$274,257	$300,624
Marketing solutions	123,034	112,049
Emerging solutions	26,667	24,567
Total revenue	$423,958	$437,240

	For the Years Ended December 31,
	2006	2005
Operating (loss) income:
Sales solutions	$40,521	$65,578
Marketing solutions	(13,162)	(2,484)
Emerging solutions	(1,070)	522
Corporate	(46,698)	(27,434)
Total operating (loss) income	$(20,409)	$36,182

The following tables include depreciation and amortization expense, capital expenditures and restructuring and other charges for each business segment for the years ended December 31, 2006 and 2005.

	For the Years Ended December 31,
	2006	2005
Depreciation and amortization expense:
Sales solutions	$16,063	$12,641
Marketing solutions	4,121	3,019
Emerging solutions	1,375	1,002
Corporate	4,746	7,499
Total depreciation and amortization expense	$26,305	$24,161

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

	For the Years Ended December 31,
	2006	2005
Capital expenditures:
Sales solutions	$10,394	$12,069
Marketing solutions	4,108	1,978
Emerging solutions	106	342
Corporate	2,734	10,130
Total capital expenditures	$17,342	$24,519

	For the Years Ended December 31,
	2006	2005
Restructuring and other charges:
Sales solutions	$13,712	$—
Marketing solutions	6,221	—
Emerging solutions	113	—
Corporate	9,698	9,372
Total restructuring and other charges(1)	$29,744	$9,372

(1)          See Note 6 for further discussion of restructuring and other charges.

The following table includes total assets at December 31, 2006 and 2005 for each business segment.

	December 31,
	2006	2005
Assets:
Sales solutions	$128,581	$149,920
Marketing solutions	96,905	87,642
Emerging solutions	15,060	16,515
Corporate(2)	134,125	108,930
Total assets(3)	$374,671	$363,007

(2)          Corporate assets consist primarily of cash, property and equipment, prepaid taxes, deferred tax assets and asset held for sale.

(3)          Goodwill was allocated to the business segments on the basis of relative fair value, determined as of June 30, 2006.

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

Information about Geographic Areas:

Revenue is classified by the major geographic areas in which we operate. All transfers between geographic areas have been eliminated from consolidated revenues. The following table presents revenues by geographic area:

	December 31
	2006	2005	2004
United States	$255,417	$276,282	$247,437
Europe	112,602	107,307	98,368
All other	55,939	53,651	53,392
	$423,958	$437,240	$399,197

The table above allocates license revenues on a legal basis. On a legal basis, license revenues have been allocated using the geographic location where the intellectual property is owned.

The following table presents long-lived assets by geographic area:

	December 31,
	2006	2005
United States	$164,875	$167,459
Europe	8,332	9,267
All other	9,482	10,586
	$182,689	$187,312

Information about Major Customers:

For the year ended December 31, 2006, the Company derived approximately 18% and 12% of its total revenues from its two largest customers. For the year ended December 31, 2005, the Company derived approximately 24% and 10% of its total revenues from its two largest customers. For the year ended December 31, 2004, the Company derived approximately 28% of total revenues from its largest client. The Company’s largest customer has indicated that it plans to transfer certain domestic services performed by the Company to one or more third party vendors in the future.

15.          SUBSEQUENT EVENTS

On March 1, 2007, Dendrite entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cegedim SA and Dogwood Enterprises, Inc., an indirect subsidiary of Cegedim (“MergerCo”). Pursuant to the Merger Agreement, MergerCo will be merged with and into Dendrite (the “Merger”), with Dendrite continuing as the surviving corporation. Under the Merger Agreement, at the effective time of the Merger (i) each outstanding share of common stock of Dendrite will be converted into the right to receive $16.00 per share in cash; (ii) each vested and unvested option to purchase Dendrite common stock that is outstanding and unexercised shall become fully vested and exercisable and, if not exercised prior to the effective time of the merger, shall be cancelled in exchange for the right to receive a cash payment per option equal to the excess of (a) $16.00 over (b) the exercise price of such option, less any applicable and required withholding taxes; and (iii) all unvested restricted stock unit awards will be cancelled and the holder will be entitled to receive a cash payment equal to $16.00 in cash, without interest

DENDRITE INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)

and less any applicable withholding taxes, for each share of common stock underlying the restricted stock unit award. Each of Dendrite and Cegedim has made customary representations, warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including obtaining the approval of Dendrite’s shareholders, antitrust approvals and other customary closing conditions. The Merger Agreement contains certain termination rights for both Dendrite and Cegedim. If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, Dendrite will be required to pay to Cegedim a termination fee of $22.2 million. The Merger Agreement also requires Dendrite to reimburse up to $5 million of Cegedim’s reasonable expenses if the Merger Agreement is terminated under certain specified circumstances.

On or about March 13, 2007, plaintiff Albert Oldham commenced a purported class action against Dendrite, its directors and Cegedim alleging that Cegedim’s pending acquisition of Dendrite is unfair to Dendrite’s shareholders, and purporting to assert claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty. In the lawsuit, captioned Albert Oldham v. Dendrite International, Inc., et al., plaintiff asks the court to (i) declare that the action is properly maintainable as a class action, and certify the named plaintiff as class representative and its counsel as class counsel; (ii) declare and decree that the merger agreement between Dendrite and entities affiliated with Cegedim was entered into in breach of the fiduciary duties of the members of the Board and is therefore unlawful and unenforceable; (iv) rescind and invalidate the merger agreement; (v) enjoin Dendrite and the Board from consummating the merger unless and until procedures are implemented to obtain the highest possible price for the shareholders; (vi) direct the Board to exercise its fiduciary duties to obtain a transaction which is in the best interests of the shareholders and in which the highest possible price is obtained; (viii) impose a constructive trust on any benefits improperly received by the Board as a result of wrongful conduct; and (viii) award plaintiff the costs and disbursements of this action, including reasonable attorneys’ and experts’ fees. Based on the facts known to date, Dendrite believes that the claims asserted by the plaintiff are without merit and intends to defend itself vigorously.

DENDRITE INTERNATIONAL, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Balance at the Beginning of the Year	Additions charged to expense or other accounts	Acquisition related additions	Deductions from reserves	Acquisition related deductions from reserves	Balance at the End of year
Year Ended December 31, 2006
Allowance for doubtful accounts	$1,000	$1,112	$—	$(368)	$—	$1,744
Deferred tax valuation allowance	$10,827	$6,890	$115	$(1,784)	$(592)	$15,456
Year Ended December 31, 2005
Allowance for doubtful accounts	$2,034	$76	$50	$(1,127)	$(33)	$1,000
Deferred tax valuation allowance	$15,987	$520	$903	$(2,553)	$(4,030)	$10,827
Year Ended December 31, 2004
Allowance for doubtful accounts	$1,595	$1,088	$13	$(662)	$—	$2,034
Deferred tax valuation allowance	$15,215	$2,200	$1,355	$(2,162)	$(621)	$15,987

EXHIBIT INDEX

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1

Agreement and Plan of Merger, dated March 1, 2007, by and among the Company, Cegedim SA and Dogwood Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on March 2, 2007)

2.2

Agreement and Plan of Merger, dated as of May 9, 2003, among the Company, Amgis Acquisition Co., and Synavant Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 12, 2003)

2.3

Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 16, 2003, by and among the Company, Amgis Acquisition Co., and Synavant Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 20, 2003)

Articles of Incorporation and By-Laws:
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
4.2

Registration Rights Agreement dated October 2, 1991 between the several purchasers named therein and the Company (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

4.3

Amendment to Registration Rights Agreement dated April 23, 1992 between the Company and the parties named therein as shareholders of the Company (incorporated by reference to Exhibit 4.3 of Amendment 1 to the Company’s Registration Statement on Form S-1, filed with the Commission on May 17, 1995)

4.4

Rights Agreement dated as of February 20, 2001 between the Company and Registrar and Transfer Company, as Rights Agent, which includes, as Exhibit A the Form of Certificate of Amendment of the Restated Certificate of Incorporation of the Company Setting Forth the Terms of Series A Junior Participating Preferred Stock, as Exhibit B the Form of Rights Certificate and as Exhibit C Summary of Rights to Purchase Preferred Stock (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K, filed with the Commission on February 21, 2001)

4.5

Amendment No. 1, dated as of March 1, 2007, to Rights Agreement, dated as of February 20, 2001, by and between the Company and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 2, 2007)

Material Contracts and Compensatory Plans and Arrangements:
10.1	1992 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 30, 2000, File No. 033-92434)*
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

10.4	Resolution amending 1997 Employee Stock Purchase Plan
10.5

Restated Employment Agreement dated May 16, 2006 between the Company and John E. Bailye (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006)*

10.6	Amendment to Restated Employment Agreement dated March 1, 2007 between the Company and John E. Bailye*
10.7

Dendrite International, Inc. Deferred Compensation Plan effective as of September 1, 1998 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998, File No. 033-92434)*

10.8

Deferred Compensation Plan Trust Agreement effective as of September 1, 1998 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 1998, File No. 033-92434)*

10.9

Employment Agreement dated September 8, 1998, between the Company and Christine Pellizzari (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001, File No. 001-16379)*

10.10

Amendment to Employment Agreement dated August 1, 2000 between the Company and Christine Pellizzari (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001, File No. 001-16379)*

10.11

Amendment to Employment Agreement dated February 13, 2006 between the Company and Christine Pellizzari (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2006)*

10.12	Amendment to Employment Agreement dated October 23, 2006 between the Company and Christine Pellizzari*
10.13	Amendment to Employment Agreement dated March 1, 2007 between the Company and Christine Pellizzari*
10.14	Separation Agreement of Marc Kustoff dated February 16, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 23, 2005)*(2)
10.15

Agreement of Purchase and Sale between the Company and Townsend Property Trust Limited Partnership dated January 5, 2001 (incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed with the Commission on March 30, 2001, File No. 001-16379)

10.16

Employment Agreement (including Amendment), dated May 16, 2001, between the Company and Paul Zaffaroni (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K, filed with the Commission on March 19, 2002)*(3)

10.17

Retirement Agreement and General Release of Paul L. Zaffaroni dated November 4, 2005 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 7, 2005)*(3)

10.18

Dendrite International, Inc. New Hire Authorization, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2005)*

10.19	New Hire Authorization—Updated Appendix (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2006)*
10.20	New Hire Authorization—Updated Appendix (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006)*
10.21	New Hire Authorization—Updated Appendix (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 2, 2006)*
10.22	New Hire Authorization—Updated Appendix*
10.23

Credit Agreement, dated as of July 25, 2005, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 29, 2005)

10.24

December 2006 Amendment to Credit Agreement, dated December 14, 2006, among the Company, the Lenders referred to therein, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 20, 2006)

10.25

Sublease dated as of September 17, 2003 between Pharmacia & Upjohn Company and the Company (incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 14, 2003)

10.26

New Hire Authorization—Form of Notice of Stock Option Award and Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2005)*

10.27

New Hire Authorization—Form of Notice of Restricted Stock Agreement and Form of Notice of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on September 21, 2005)*

10.28

Employment Agreement as amended on May 26, 1999, between the Company and Mark H. Cieplik (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 15, 2004)* (5)

10.29

Amendment to Employment Agreement dated February 13, 2006 between the Company and Mark H. Cieplik (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2006)* (5)

10.30

Transition Agreement and General Release dated June 6, 2006 between the Company and Mark H. Cieplik (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006)* (5)

10.31

Employment Agreement dated as of June 9, 1983, between the Company and Jean-Paul Modde (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 15, 2004) *

10.32

Amendment to Employment Agreement dated February 13, 2006 between the Company and Jean-Paul Modde (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2006)*

10.33	Amendment to Employment Agreement dated October 23, 2006 between the Company and Jean-Paul Modde*
10.34	Amendment to Employment Agreement dated as February 21, 2007 between the Company and Jean-Paul Modde*
10.35	Amendment to Employment Agreement dated March 1, 2007 between the Company and Jean-Paul Modde*
10.36

Employment Agreement dated as of November 10, 2000, between the Company and Garry D. Johnson (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 15, 2004)*

10.37

Amendment to Employment Agreement dated February 13, 2006 between the Company and Garry D. Johnson (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2006)*

10.38	Amendment to Employment Agreement dated October 23, 2006 between the Company and Garry D. Johnson
10.39	Amendment to Employment Agreement dated March 1, 2007 between the Company and Garry D. Johnson*
10.40

Form of Indemnification Agreement between the Company and its directors and executive officers (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 8, 2004)*

10.41

Master Lease Agreement and Master Lease Agreement Addendum, each dated as of September 20, 2004, as executed on September 29, 2004, between the Company and BNY Leasing Edge Corporation (incorporated by reference to Exhibit 10.39 to the Company’s Current Report on Form 8-K, filed with the Commission on October 5, 2004)

10.42

Form of Dendrite International, Inc. 1997 Stock Incentive Plan Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 8-K, filed with the Commission on October 7, 2004)*

10.43

Dendrite International, Inc. 1997 Stock Incentive Plan—Form of Notice of Stock Option Award and Stock Option Agreement (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 8-K, filed with the Commission on November 29, 2004)*

10.44	Performance criteria for the Company’s executive bonus plan for 2006 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 10, 2006)*
10.45	Performance criteria for the Company’s executive bonus plan for 2007 (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on January 31, 2007)*
10.46

Employment Agreement dated September 26, 2000 between the Company and Natasha Giordano (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2005)*

10.47

Change in Control agreement dated February 25, 2005 between the Company and Natasha Giordano (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 3, 2005)*

10.48

Amendment to Employment Agreement dated February 13, 2006 between the Company and Natasha Giordano (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2006)*

10.49	Amendment to Employment Agreement dated October 23, 2006 between the Company and Natasha Giordano*
10.50	Amendment to Employment Agreement dated March 1, 2007 between the Company and Natasha Giordano*
10.51	Employment Agreement of George T. Robson dated June 6, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 10, 2005)*(1)(4)
10.52

Letter Amendment to Employment Agreement of George T. Robson dated September 27, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 3, 2005)*(1)(4)

10.53	Employment Agreement of Joseph A. Ripp dated October 5, 2005 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 7, 2005)*
10.54

Amendment to Employment Agreement dated February 13, 2006 between the Company and Joseph A. Ripp (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2006)*

10.55	Amendment to Employment Agreement dated March 1, 2007 between the Company and Joseph A. Ripp*
10.56

Employment Agreement dated November 28, 2005 between the Company and Jeffrey J. Bairstow (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 8, 2005)*

10.57

Amendment to Employment Agreement dated February 13, 2006 between the Company and Jeffrey Bairstow (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2006)*

10.58	Amendment to Employment Agreement dated October 23, 2006 between the Company and Jeffrey Bairstow*
10.59	Amendment to Employment Agreement dated March 1, 2007 between the Company and Jeffrey Bairstow*
10.60

Cash Incentive Bonus Arrangement between the Company and Joseph Ripp, President and Chief Operating Officer, and Jeffrey Bairstow, Executive Vice President and Chief Financial Officer (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on March 2, 2006)*

10.61	Dendrite International Director Compensation Program (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on October 21, 2005)*
10.62	Employment Agreement of Mark Theilken dated April 2, 2004 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K. filed with the Commission on March 16, 2006)*
10.63	Cash Bonus for Mark Theilken (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on February 9, 2006)*
10.64

Amendment to Employment Agreement dated February 13, 2006 between the Company and Mark Theilken (incorporated by reference to Exhibit 10. 8 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 10, 2006)*

10.65	Amendment to Employment Agreement dated October 23, 2006 between the Company and Mark Theilken*
10.66	Amendment to Employment Agreement dated March 1, 2007 between the Company and Mark Theilken*
10.67	Employment Agreement dated September 19, 2006 between the Company and James Young*
10.68	Amendment to Employment Agreement dated March 1, 2007 between the Company and James Young*
10.69

Employment Agreement dated June 28, 2006 between the Company and Carl L. Cohen (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2006)*

10.70	Amendment to Employment Agreement dated October 23, 2006 between the Company and Carl L. Cohen*
10.71	Amendment to Employment Agreement dated March 1, 2007 between the Company and Carl L. Cohen*
10.72	Employment Agreement dated June 15, 1995 between the Company (Walsh Italia, Srl. predecessor in interest) and Mario Mauri*
10.73	Amendment to Employment Agreement dated March 2, 1998 between the Company (Walsh Italia, Srl) and Mario Mauri*
10.74	Amendment to Employment Agreement dated February 28, 2007 between the Company and Mario Mauri*

10.75

Standstill and Support Agreement, dated as of October 20, 2006, by and between the Company and MMI Investments, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 23, 2006)

10.76	Letter dated March 1, 2007 between Cegedim, S.A. and John Bailye regarding John Bailye’s employment*
Letter re Change in Certifying Accountant:
16.

Letter of BDO Seidman regarding change in certifying accountant for the Dendrite 401(k) Plan dated March 9, 2006 (incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K/A, filed with the Commission on March 31, 2006)

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

(1)          Ceased as executive officer effective June 7, 2005

(2)          Ceased employment with the Company effective February 25, 2005

(3)          Ceased employment with the Company effective November 1, 2005

(4)          Ceased employment with the Company effective November 11, 2005

(5)          Ceased as executive officer effective July 31, 2006 and ceased employment with the Company effective October 31, 2006