Form 10-K/A
period 2006-12-31
DENDRITE INTERNATIONAL INC
filed 2007-04-30
CIK 880321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our Annual Report on Form 10-K filed April 2, 2007 (“Original Annual Report”) solely to incorporate information required by Part III Items 10, 11, 12, 13 and 14.  Other than as set forth herein, the registrant has not undertaken to update any information provided in the Original Annual Report.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information concerning the Company’s executive officers set forth in Part I, Item 1 under the caption “Executive Officers,” is incorporated herein by reference.

Directors

The Board of Directors of Dendrite International, Inc. (“Dendrite”) is comprised of ten members.  Set forth below is a brief description of the background of each director.

Nominee	Age	Position With The Company
John E. Bailye	53	Chairman of the Board and Chief Executive Officer
John A. Fazio	63	Director
Bernard M. Goldsmith	63	Director
Edward J. Kfoury	68	Director
Peter W. Ladell	63	Director
Clay B. Lifflander	44	Director
Peter G. Tombros	64	Director
Paul A. Margolis	54	Director
John H. Martinson	59	Director
Patrick J. Zenner	60	Director

Business Experience

John E. Bailye has served as Chief Executive Officer and a director since the Company’s incorporation in 1987 and since 1991 has had the additional position of Chairman of the Board. Prior to 1987, Mr. Bailye served as a Managing Director of Foresearch Pty., Limited, a consulting company to the pharmaceutical industry in Australia. Mr. Bailye served in that capacity from the time he acquired Foresearch in 1976 until he sold the company in 1986. Mr. Bailye holds a Bachelor of Commerce in Finance, Marketing and Business from the University of New South Wales.

John A. Fazio has served as a director of the Company since 2003. Mr. Fazio served in various accounting, auditing, consulting and administrative capacities with PricewaterhouseCoopers (“PwC”) from 1967 until his retirement in 2000, including Senior General Practice Partner and a National Business Leader in PwC’s pharmaceutical practice, Vice Chairman, International and head of PwC’s Strategic Risk Services practice. Mr. Fazio is a member of the American Institute of Certified Public Accountants and the Institute of Management Accountants. Mr. Fazio became a director of ImClone Systems Inc. in 2003 and is a director of Heidrick & Struggles International, Inc. Mr. Fazio is a Certified Public Accountant and Certified Management Accountant and holds a Bachelor of Science in Accounting from Penn State University and Masters Degree in Accounting from Ohio State University.

Bernard M. Goldsmith has served as a director of the Company since 1996. In 1986, he founded Updata Capital, Inc., an investment banking firm focused on mergers and acquisitions in the information technology industry. Mr. Goldsmith currently serves as an Advisory Partner of Updata. Mr. Goldsmith is also a General Partner of Updata Partners, a private equity firm which he founded in 1997. Mr. Goldsmith also founded Updata Software Company where he served as Chief Executive Officer from 1986 to 1988 and CGA Computer, Inc. where he served as Chairman and Chief Executive Officer from 1968 to 1986. He is also a director of various private companies. Mr. Goldsmith holds a Bachelor of Arts in Business Administration from Rutgers University.

Edward J. Kfoury has served as a director of the Company since 1997. He has also served as the Company’s Lead Director since the Board created the position in April 2003. Mr. Kfoury served as a division President and Vice

President of International Business Machines Corporation (“IBM”) from 1988 through 1993 and in various other positions with IBM from 1963 to 1988. Mr. Kfoury is a director of various privately held companies. Mr. Kfoury is also a trustee of the Maine Chapter of the Nature Conservancy, an advisory trustee of the Maine Audubon Society and President of Rangeley Lakes Heritage Trust. Mr. Kfoury holds a Bachelor of Business Administration in Marketing from the University of Notre Dame.

Peter W. Ladell has served as a director of the Company since October 2005. Mr. Ladell was the Chief Operating Officer of Hoechst Marion Roussel from 1997 until the company’s December 1999 merger with Rohne-Poulenc Rorer to form Aventis Pharmaceuticals. Mr. Ladell subsequently served as a member of the Aventis Executive Committee until his retirement in 2001.  During his 35 year tenure at Hoechst Marion Roussel and its predecessors, Mr. Ladell served in several other senior leadership positions, including President and Chief Executive Officer, Hoechst Marion Roussel, North America and President, Marion Merrell Dow Europe. Mr. Ladell holds a Bachelor of Commerce in Marketing and Accounting and an honorary doctorate of Civil Laws from Acadia University.

Clay B. Lifflander has served as a director of the Company since October 2006. Mr. Lifflander has been President of MCM Capital Management, LLC, the general partner of MMI Investments, L.P., since its inception. Mr. Lifflander has also served as the Portfolio Manager of MMI since its inception. Previously, Mr. Lifflander was a Managing Director in the M&A Group at Smith Barney, where he served from 1984 to 1994.  From 1994 to 1995, he served as President of the NYC Economic Development Corp. Mr. Lifflander was CEO of Key Components, Inc. from 1995 to 2003 and Co-Chair in 2004. Mr. Lifflander is a trustee of the Hudson River Museum and a former Chairman of the NYC Industrial Development Agency, Director of the United Nations Development Corporation and Trustee of the Village of Dobbs Ferry. Mr. Lifflander holds Bachelor of Arts and M.B.A. degrees from Cornell University.

Paul A. Margolis has served as a director of the Company since 1993. Mr. Margolis is a General Partner of Longworth Venture Partners, a venture capital company which invests in software, Internet and content companies. Mr. Margolis founded Marcam Corporation in 1980 and was its Chairman, President and Chief Executive Officer until 1996 and a director of Marcam until 1998. He is also a director of various private companies. Mr. Margolis holds a Bachelor of Arts from Brown University and an M.B.A. from Harvard Business School.

John H. Martinson has served as a director of the Company since 1991. In 1986, he founded the Edison Venture Funds and currently serves as its managing partner. Mr. Martinson is also a director of various privately held companies. He is a former Chairman of the New Jersey Technology Council and former Chairman of the National Venture Capital Association. Mr. Martinson holds a Bachelor of Science in Aeronautics from the United States Air Force Academy, an M.S. in Astronautics from Purdue University and an M.B.A. from Southern Illinois University.

Peter G. Tombros has served as a director of the Company since October 2005. Mr. Tombros is Professor and Distinguished Executive in Residence at the Eberly College of Science at Pennsylvania State University, a position he has held since October 2005. Formerly, Mr. Tombros served as Chairman and Chief Executive Officer of drug discovery company VivoQuest, Inc. from 2002 to 2005.  From 1994 to 2001, Mr. Tombros was President and Chief Executive Officer of bio-pharmaceutical company Enzon, Inc.  Prior to Enzon, Mr. Tombros spent 25 years with Pfizer, Inc., serving in various leadership roles, including Executive Vice President, Pfizer Pharmaceuticals; Senior Vice President, General Manager, Roerig Division; and Vice President, Marketing, Pfizer Laboratories Division. Mr. Tombros is a director of Alpharma Inc., Cambrex Corporation, PharmaNet Development Group, Inc., Protalex, Inc. and NPS Pharmaceuticals. He is also a former Chairman of the New Jersey Technology Council. Mr. Tombros holds a Bachelor of Science and Master of Science from Pennsylvania State University and a Master of Business Administration from the University of Pennsylvania Wharton Graduate School of Business.

Patrick J. Zenner has served as a director of the Company since 2001. Mr. Zenner served as the President and Chief Executive Officer of Hoffmann-La Roche, Inc., a leading research-intensive pharmaceutical company, from 1993 to 2001. Mr. Zenner served in various other capacities with Hoffmann-La Roche since 1969, including Senior Vice President of its pharmaceutical division from 1992 to 1993, Head of International Pharmaceutical Marketing from 1988 to 1992 and Vice President and General Manager of Roche Laboratories from 1982 to 1988. Mr. Zenner is a director of ArQule, Inc., CuraGen Corporation, EXACT Sciences Corporation, Geron Corporation, Praecis Pharmaceuticals Inc., Sciele Pharma Inc., West Pharmaceutical Services, Inc. and Xoma Corporation. He is also a director of Creighton University and the Chairman of the Board of Trustees of Fairleigh Dickinson University.

Mr. Zenner holds a Bachelor of Science in Business Administration from Creighton University and an M.B.A. from Fairleigh Dickinson University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors to file reports regarding ownership of the Company’s Common Stock with the SEC, and to furnish the Company with copies of all such filings. Based on a review of these filings, the Company believes that all filings were timely made.

Code of Ethics

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

Shareholder Communications Process

Information regarding the Company’s process for shareholders to communicate with the Board of Directors and the manner in which such communications are forwarded is available at the Investor Relations section of the Company’s website located at www.dendrite.com.

Audit Committee

The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee is comprised of Messrs. Fazio, Margolis and Zenner, each of whom the Board of Directors has determined satisfies the independence and audit committee qualification standards of Nasdaq and the SEC.  The Board has also determined that Mr. Fazio is an audit committee financial expert within the meaning of the SEC regulations. This designation is an SEC disclosure requirement related to Mr. Fazio’s experience and understanding of accounting and auditing matters and is not intended to impose any additional duty, obligation or liability on Mr. Fazio.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

Overview

We provide a broad array of solutions worldwide that enable pharmaceutical and other life science companies to strategically optimize their sales and marketing channels, clinical resources and compliance initiatives.

Our products and services are grouped into three operating segments, Sales Solutions, Marketing Solutions and Emerging Solutions. Sales Solutions primarily includes products and sales support services which are used by the sales forces of our customers. Marketing Solutions primarily includes interactive marketing, data and analytics and campaign management. Emerging solutions includes compliance solutions, clinical solutions, and contract sales force services.

Headquartered in Bedminster, New Jersey we have offices in twenty-three countries around the world.  Our products and services are deployed in each of the world’s top 20 pharmaceutical companies and in large, mid-tier, and emerging life sciences companies in approximately 50 countries.

2006 was a transition year for the Company during which the Company concentrated on controlling costs and finding new revenue streams. Our revenue for 2006 was $424 million.

The overall objective of our executive compensation programs is to ensure that:

•                  we are able to hire and retain highly talented executives and leaders, and

•                  those executives are appropriately rewarded for bringing value to our shareholders.

The Company believes that it can achieve these objectives by providing our executive officers (our “Executives”) the opportunity to earn a highly competitive pay package tying annual incentive pay and long-term compensation directly to Company and individual performance.

The Compensation Committee engages its own compensation consultant (Steven Hall & Partners, LLC) for particular projects.  On an ongoing basis, the Compensation Committee obtains compensation information, surveys and other data from management and other third party sources.  The benchmarking information used by the Committee for the 2006 compensation review was coordinated through Towers Perrin, which is retained by the Company through management.

Dendrite employs a premium pay philosophy for our Executives.  We target each component of Total Direct Compensation (base salary, annual incentive pay, and equity awards) at a level that is approximately equal to that of the 75th percentile of a market survey group (we refer to this as the “75th percentile”).  We benchmark each of these pay elements independently of the others.  For this purpose, the value of our equity awards is considered based on the valuation methodologies used in the compensation surveys, which differ from the accounting values used in the compensation tables provided in this report.

The Compensation Committee believes that targeting base pay at the 75th percentile enables us to attract the most talented Executives available.  Targeting our annual incentive opportunity to the 75th percentile allows us to reward our Executives if they meet aggressive short-term business objectives.  Targeting equity compensation to the 75th percentile helps motivate our Executives to manage our business to achieve increased long-term shareholder return.

Our mix of Total Direct Compensation places roughly two-thirds to three-quarters of an Executive’s potential compensation “at risk” (annual incentive pay plus equity grants).  This weighting of “at risk” compensation requires our Executives to deliver value to the Company and strengthens the tie between our Executive’s performance and long-term shareholder return.

Actual pay earned by our Executives in prior years from annual cash incentive opportunities is not taken into account by the Compensation Committee in making a current year’s compensation decisions for salary increases or target annual incentive compensation.  Instead, the Compensation Committee principally uses benchmarking data to assist it in positioning a current year’s salary and target incentive annual opportunities at approximately the 75th percentile.  In determining equity award levels, the Committee will at times, for retention purposes, consider compensation likely to be earned from prior years’ equity grants in adjusting upward a current year’s equity award allocation for a particular individual.  This adjustment is in addition to benchmarking at approximately the 75th percentile.  This occurred for two Executives in 2006.

We believe that our benefits and perquisites are competitive in the marketplace. The difference in philosophy between the competitive positioning we use for our benefits and perquisites and the 75th percentile we use in setting Total Direct Compensation is based on our belief that while basic benefits are important to employees and their welfare, Total Direct Compensation is the key driver of individual performance and Company success.

Total Direct Compensation

In January 2006, Dendrite management retained Towers Perrin, an international management consulting firm specializing in compensation and benefits practices, to provide an executive compensation review.  The purpose of the review was to compare Total Direct Compensation of our Executives with comparable positions in the marketplace.  To complete this review, Dendrite’s management provided Towers Perrin with information on our 2005 base salaries, actual annual incentive pay earned for 2004 performance, and 2005 equity awards.  The roles and responsibilities of our Executives were reviewed, and in consultation with Towers Perrin, comparable executive positions in the marketplace were identified.

The elements of Total Direct Compensation were compared across three separate market samples.  These were:

•                  Technology companies participating in Towers Perrin’s 2005 Executive Compensation Database with annual revenues between $100 million and $2 billion. This data cut of 21 companies enabled Dendrite to compare its compensation practices to a critical mass of employers in the same general industry.

•                  General industry companies participating in Towers Perrin’s 2005 Executive Compensation Database with annual revenues between $100 million and $1 billion. This data cut of 90 companies allowed Dendrite to compare its compensation practices with employers of approximately the same size.

•                  Companies participating in the 2005 Radford Executive Compensation Survey with annual revenues between $200 million and $500 million. This data cut of 117 companies allowed Dendrite to compare its compensation practices with employers of approximately the same size in the Technology and Life Sciences industries.

The results of this review were used by Dendrite management and our Compensation Committee as general guidance for our 2006 decisions on base salary, annual incentive targets and equity grants.  The Compensation Committee compared our Executives’ base salaries, target annual incentive pay and equity awards with the 75th percentile of the market survey for each element.  Additionally, the Committee considered internal pay equity among existing Executives and internal pay equity of existing Executives with targeted compensation of newly-hired Executives.

Elements of Compensation

The total compensation package for our Executives consists of the following elements:

•                  Base salary

•                  Annual cash incentive

•                  Long-term incentives (equity-based awards and, in certain cases, long-term cash incentive awards)

•                  Health and welfare benefits

•                  Retirement savings plans

•                  Perquisites

Each element is considered individually and adjusting any one element does not necessarily affect other elements.  This approach has allowed the Company to adjust elements of compensation strategically by focusing on the issues that most affect the individual Executive.

The combination of these elements is designed to:

•                  provide Executives the opportunity to realize a highly competitive pay package

•                  motivate individual and Company performance by putting a high percentage of compensation at risk

•                  account for the welfare of our executives and their families

•                  provide limited perquisites to Executives.

While Dendrite has no established policy for allocating the mix of pay elements, as a result of following the above pay practices, the actual mix of compensation elements for Executives is between:

•                  approximately 25% - 35% base salary

•                  approximately 20% - 35% annual cash incentive

•                  approximately 35% - 55% long-term incentives (equity-based grants and long-term cash incentive)

The 2006 pay mix at “target” levels for the named executive officers (NEOs) identified in our Summary Compensation Table in this report were:

Executive	Base Salary	2006 Annual Incentive at Target	2006 LTI Value at Target	Total Direct Compensation at Target
John Bailye	24%	24%	53%	100%
Joseph Ripp	26%	20%	54%*	100%
Jeff Bairstow	32%	17%	50%*	100%
Natasha Giordano	27%	27%	45%	100%
Jean Paul Modde	33%	33%	35%	100%

*                    Includes special LTI cash incentive program for J. Ripp and J. Bairstow

The Committee believes that this mix of Total Direct Compensation, combined with Dendrite’s premium pay philosophy, offers our Executives the opportunity to earn a highly competitive pay package based on their efforts and Company success, while significantly limiting annual incentive pay and long-term incentive compensation unless the Company performs well.

Base Salary

The Committee targets base salary for our Executives at approximately the 75th percentile of the market survey.  This philosophy reflects our belief that in order to attract and retain top talent, it is necessary to offer an attractive base pay package to our Executives.

Our President and Chief Operating Officer (“President/COO”) reviews our Executives’ compensation with the Compensation Committee to determine if any adjustments should be considered.  When assessing an Executive’s base salary, the President/COO and the Compensation Committee take many factors into account.  Some of the factors considered for any one Executive may be:

•                  overall Company performance

•                  the Executive’s relative contribution to the Company’s overall performance

•                  the scope and responsibility of the Executive compared with market survey data

•                  the individual’s responsibilities and pay relative to other positions in the Company

•                  current base salary relative to the 75th percentile of the market survey

After reviewing these factors early in 2006, the Compensation Committee decided that no salary increases were warranted for the majority of our Executives.  One of the main drivers of this decision was the current positioning of the Executives’ base salaries to the 75th percentile.  However, there were some exceptions.

Midway through 2006, the Compensation Committee approved a $35,000 promotional increase for Natasha Giordano.  The Committee believed this increase was appropriate in light of an expansion of Ms. Giordano’s responsibilities, which included new responsibility for an additional principal customer and increased responsibility in other major operating areas.

Also, in late 2005, after an extensive search process, the Board of Directors hired Joseph Ripp as the Company’s President/COO and Jeff Bairstow as the Company’s Executive Vice President and Chief Financial Officer (EVP/CFO).  The Compensation Committee approved base salaries for each of these Executives above the 75th percentile for their positions.  For each position, the Compensation Committee believed that it was necessary to provide base salary above the 75th percentile in order to attract and secure these highly experienced and qualified candidates.

The 2006 base salary for John Bailye, our Chairman and CEO, was at approximately the 50th percentile of the market survey.  The Committee considered this to be appropriate and consistent with our 2005 financial performance and our approach of tying a greater portion of our CEO’s compensation to Company performance and success.

Annual Incentive Pay

The Compensation Committee sets target annual incentive pay using the 75th percentile of the market survey as a guide.  Company management (President/COO) recommends to the Compensation Committee, and the Committee reviews and establishes, what they believe are aggressive corporate financial performance goals which must be met for an Executive to achieve a 100% payout of an annual incentive target.  In recent years, the Company has not paid full target annual incentive pay to our Executives due to below target performance.  In some instances, Executives did not receive any annual incentive payout.

In March 2006, the Compensation Committee approved the Dendrite Management Incentive Plan (the “DMIP”) for 2006. The DMIP is our annual cash incentive plan for Executives and key U.S. employees.  Under the DMIP, annual cash incentive award opportunities are provided to employees in certain positions including all Executives.  Payment of awards is subject to achieving pre-established Company financial objectives and individual strategic objectives.

The 2006 annual incentive awards were based on a particular target amount for each employee. The targets are set as cash amounts and not as a percentage of base salary.  One-half of each individual’s annual target incentive was based on Company financial objectives and one-half was determined and payable semi-annually based on individual strategic objectives.

The “target” incentive amount based on Company financial objectives is earned if the objectives are met.  For performance below the objectives, the Executive could earn a portion of the target incentive amount, so long as a threshold level for all objectives is achieved.  For performance exceeding the objectives, payments in excess of the target incentive amount are earned, up to 150% of the target incentive amount.

For 2006, our President/COO recommended, and the Compensation Committee approved, the following Company financial targets:

•                  revenue

•                  profitability (using adjusted EBITDA)

•                  cost savings targets

These financial measures were considered to be the key factors for the Company’s short and long term success.  Cost savings targets were the cost savings identified through our Operational Effectiveness (OE) initiative undertaken during 2006.

Adjusted EBITDA is calculated as GAAP operating income adjusted to remove the impact of: depreciation; amortization; restructuring charges; other OE related expenses such as duplicate operations, moving costs, and strategic/consulting costs related to execution of the OE program; and special costs related to the Company’s assessment of strategic alternatives.

All three financial targets must have been met at a minimum of 90% of target performance in order for the Company’s financial portion of the annual incentive award to be paid.

For 2006, Company management and the Compensation Committee continued the practice of setting what they believed to be aggressive corporate performance goals.  The financial objectives were consistent with our Board-approved financial plan.  The 2006 financial targets were:

Performance Goal	Target	Percent of Corporate Portion of Annual Incentive	Payout below 90% of Target*	Payout at 90% of Target	Payout at 100% of Target	Payout Above 100% of Target
Revenue	$463M	33.3%	0%	50%	100%	Up to 150%
Adjusted EBITDA	$59M	33.3%	0%	50%	100%	Up to 150%
Cost Savings Target	$43M	33.3%	0%	50%	100%	Up to 150%

*                    If actual achievement against any of these financial objectives falls below the 90% threshold, no part of the corporate portion of the annual incentive would be paid for 2006.

Our actual 2006 results against our Company financial performance objectives were:  (A) revenue: between 90% and 100% of target; (B) adjusted EBITDA: less than 90% of target; and (C) costs savings: greater than 100% of target.  Because the Company failed to achieve at least 90% of target on all three Company financial objectives, no payout for the corporate portion of the annual incentive award was earned or payable.  As a result, for 2006, the Executives were only eligible to earn an annual incentive payment based on their individual strategic objectives (one-half of their total annual incentive target opportunity).

The individual strategic objectives for the CEO were established by the Compensation Committee. All other individual strategic objectives for 2006 were established by our President/COO and/or CEO.  The targets were what the President/COO or CEO believed to be key indicators of the success of the Executive’s business unit and areas of business responsibility.  Depending on the individual Executive, factors could include unit revenue, unit operating profit or margin, cost savings, organizational realignment, and other similar individual performance indicators.  Achievement against individual strategic objectives was measured and paid on a semi-annual basis.  For the Executives, achievement against each individual strategic objective was reviewed by the President/COO or CEO and approved by the Compensation Committee.  Annual incentive awards earned against achievement of strategic objective were calculated as follows.

Achievement Against Strategic Objectives	Percent of Target Earned
Less than 90%	0%
90% up to 100%	50%
100%	100%
Greater than 100%	125%

For each individual strategic objective at least 90% achievement must be reached to be eligible for any payout; from 90% achievement up to 100% achievement, 50% is paid; at 100% achievement, 100% is paid; and above 100% achievement, 125% is paid.

The 2006 individual strategic objectives for our NEOs were:

•                  Mr. Bailye’s individual strategic objectives were total Company performance against target revenue, adjusted EBITDA, cost savings targets and earnings per share. The Company met its revenue goals in the first half, but not for the second half of the year; the adjusted EBITDA threshold was not achieved in either half of the year; cost savings were achieved in each half; and EPS was not achieved in either half.  The result was that the Compensation Committee approved a payment of 19% of Mr. Bailye’s total 2006 annual target incentive.  This actual payout positioned his annual incentive below the 50th percentile of market.

•                  Individual strategic objectives for Ms. Giordano and Mr. Modde were based primarily on business unit performance.  Each also had additional strategic objectives related to cost savings and organizational restructuring.  The Compensation Committee approved 53% of Ms. Giordano’s total 2006 incentive target based on her achievement against her individual strategic objectives; and the Committee approved 35% of Mr. Modde’s total 2006 annual incentive target based on his achievement against his individual strategic objectives.

The 2006 annual incentives award opportunities (both Company financial objectives and individual objectives) for Mr. Ripp and Mr. Bairstow were each guaranteed as a part of their employment agreements entered into in 2005.  The Compensation Committee believed that these bonus guarantees were necessary to attract Messrs. Ripp and Bairstow to the Company and to encourage them to implement operating changes and investments in our business necessary to best position Dendrite for long-term growth and success.

Under the DMIP, the Compensation Committee also has discretion to adjust any proposed annual incentive award upward or downward by 20%.  Ms Giordano’s DMIP payment included a discretionary adjustment of 8% of her total 2006 payout to acknowledge her efforts towards the success of the Company.  Additionally, at the time Ms. Giordano’s base salary increase was approved, the Committee approved a discretionary mid-year bonus of $15,000 to acknowledge her continued success with key customers.

Equity-Based Awards

The Compensation Committee seeks to tie Executive financial reward to increases in shareholder value.  The Committee believes that allocating a significant portion of an Executive’s compensation opportunity to equity focuses the Executive on issues important to shareholder value.  Dendrite applies the same premium pay philosophy to equity-based compensation for our Executives.

Equity-based awards for our Executives are generally made annually.  In 2005, the Company sought shareholder approval of additional shares for our primary equity-based compensation plan.  The proposed additional plan shares were intended to fund the plan for approximately one additional year.  For 2005, equity-based awards were made in May 2005 following shareholder approval of the additional plan shares.

In 2006, management, the Compensation Committee and the Board considered how to best use the limited number of plan shares available for 2006 equity-based grants.  The President/COO recommended and the Compensation Committee and Board approved the use of restricted stock units (RSUs) and also limited the number of executives who would receive equity-based grants in 2006.  The decision to use RSUs with a limited group of executives was based on an evaluation of:

•                  conserving the limited number of remaining plan shares

•                  the new accounting costs for stock options due to the adoption of FAS 123(R)

•                  the retention value of RSU awards (which are not dependent solely upon appreciation in the value of our common stock following the date of grant) compared with the lower retention value and the lower actual realized values from our stock options granted in prior years

•                  reducing the plan’s rate of share usage and slowing the growth in plan shares granted relative to total shares outstanding

In determining 2006 equity-based awards for individual Executives, the Committee considered a number of different factors including:

•                  the value of individual equity-based grants relative to the 2006 market survey data

•                  the Executives’ current expectations

•                  the relative value of the awards compared with the level and expected contribution of each of the Executives

•                  for two Executives, for retention purposes, the likely realizable values from currently outstanding stock options

The Committee also considered the employment agreement commitment to Mr. Ripp, which was to provide a higher annual equity-based award than other Executives excluding the CEO.

After considering these factors, the Committee approved the following 2006 equity-based awards:

Executive	Number of RSUs approved by the Committee
John Bailye	100,000
Joseph Ripp	55,000
Jeff Bairstow	45,000
Natasha Giordano	40,000
John Paul Modde	25,000

The 2006 equity-based awards resulted in the following equity award values against our market survey data:

•                  Mr. Bailye: between the 50th and 75th percentile

•                  Mr. Ripp:  approximately the 75th percentile

•                  Mr. Bairstow: approximately the 75th percentile

•                  Ms Giordano:  above the 75th percentile, which also reflected a retention factor

•                  Mr. Modde: approximately the 75th percentile

Long-Term Cash Compensation Arrangement

In February 2006, the Compensation Committee approved a bonus arrangement for Mr. Ripp, our President/COO, and Mr. Bairstow, our EVP/CFO.  The purpose of the arrangement was to create an incentive to increase shareholder value.

The Committee believed that the implementation and success of our restructuring, cost containment and growth plans proposed by Mr. Ripp and Mr. Bairstow would be key to creating long-term shareholder value.  To provide an added incentive to Mr. Ripp and Mr. Bairstow for achieving these objectives, the Board approved a long-term cash bonus arrangement for each individual.   Under this arrangement, incentive payments in specific amounts would be made based on appreciation in the Company’s common stock value above three targeted levels. The targeted levels could be met at any point during a four year period based on the average daily closing price of the Company’s common stock over a 45 consecutive trading day period. Up to two-thirds of the potential bonus could be earned at the end of two years and one-third could be earned at the end of three years.  The maximum award for Mr. Ripp was $2.0 million and for Mr. Bairstow $350,000. To be eligible for payment of any portion of the incentive bonus the Executive must be actively employed by the Company on the payment date.  Under the terms of the bonus plan, the full bonus award is payable upon a change in control.  The consummation of the proposed merger with Cegedim SA would constitute a change in control resulting in payment of the full bonus amount for each individual.

Benefits

We believe that a company of Dendrite’s size needs to offer its employees comprehensive health and welfare benefits in order to be competitive in the marketplace.  To that end, for 2006 our Executives as well as all other full-time employees are entitled to comprehensive medical, dental, vision, life insurance, long-term disability, short-term disability, accidental death, business travel accident, and an employee stock purchase plan.

These benefit programs are designed to provide certain basic quality of life benefits and financial protection to our employees and their families. We believe these benefits are both reasonable and generally comparable to benefits offered at other similar-sized companies in our industry.

Retirement Savings

Dendrite provides a 401(k) savings plan for our U.S. employees under which employees may contribute on a pre-tax basis up to 40% of their eligible total compensation (which generally consists of salary, commissions and annual incentive), up to the IRS maximum amounts.  Dendrite matches 50% of the first 6% of contributed pay.

We also offer a voluntary deferred compensation plan (DCP) as a cost-effective benefit to employees who meet a minimum annual salary threshold. The DCP provides participants with a way to delay receipt of income and thus income taxation until a future date. While deferred, the amount of compensation is not reduced by income taxes, and the executive can choose to have this “pre-tax” amount deemed invested in one or more hypothetical investments. Similar to the 401(k) savings plan, these investments offer a broad range of investment choices to allow participants the ability to structure their investments in a way that suits their risk and return objectives.  However, because the plan is administered by a different provider than the 401(k) plan, the funds are distinct from investment funds offered under our 401(k) plan. Although the executive will eventually owe income taxes on any amounts distributed from the DCP, the ability to invest on a “pre-tax” basis allows for a higher ultimate after-tax return. We do not provide any matching contributions to the DCP.

Participants in the Deferred Compensation Plan are also eligible for a death benefit payable to the participant’s designated beneficiary.

Perquisites

The Company has limited our Executive’s perquisites to those that we believe are standard for executives in their position in the industry. Specifically, Executives have:

•                  financial planning services in an annual amount up to $10,000 for a grandfathered group of Executives.  NEOs included in this group are Mr. Bailye, Ms. Giordano and Mr. Modde

•                  enhanced life insurance and long-term disability benefits for Mr. Ripp and Mr. Bailye

•                  Mr. Bairstow, who was hired in December 2005, is also reimbursed for his reasonable transportation expenses from his principal residence at time of hire to the Company’s headquarters and for his temporary housing and automobile expenses

The cost of perquisites for our NEOs is included in the “All Other Compensation” column of the Summary Compensation Table.

Incentive Stock Bonus Program

In 1999, the Compensation Committee approved the adoption of an incentive stock bonus program whereby senior executives may elect to receive all or a portion of their incentive bonus (including any amounts earned but deferred) in shares of common stock (we call these “bonus shares”).  We believe that this encourages stock ownership by our executive officers and aligns their interests with our shareholders.

The number of bonus shares equals the amount of the executive officer’s bonus which he or she elects to receive in common stock, divided by the closing price of the Company’s common stock immediately prior to the bonus payment date. To encourage executive officers to receive their bonus in bonus shares, the Company grants an incentive to each executive officer.  Each executive officer who elects to receive bonus shares receives a stock option for the same number of shares as the bonus shares, calculated without giving effect to any bonus shares withheld to pay withholding taxes (we call these “tandem options”). Tandem options vest on the first anniversary of the bonus payment date. The tandem options and the bonus shares are issued under our 1997 Stock Incentive Plan.  No Executives participated in this program in 2006.

Severance Protection

We provide severance protection to senior executives whose employment is terminated without cause. This helps us to compete with other companies in recruiting and retaining qualified executives. When recruiting an executive from another company, the executive in most cases will seek contract terms that provide compensation if his or her employment is terminated in cases in which the executive has not engaged in misconduct. We provide separation pay and benefits on the condition that the departed executive not compete with us, solicit our customers and employees, or take other actions that harm our business, for specified periods following termination.

In line with what we believe is competitive practice, we provide a higher level of severance payments and benefits if the executive is terminated without cause or elects to terminate employment for good reason in connection with a change in control. These protections provide a number of important benefits. If a change in control event is developing, executives who lack these assurances seek employment elsewhere. Change in control transactions take time to unfold, and a stable management team helps to ensure that our business operations continue without undue disruption.

Under our current equity plans, we provide for acceleration of vesting of equity awards for all plan participants upon the occurrence of a change in control, without regard to whether the individual will be terminated. In this way, plan participants can realize value from their equity awards in the same way as shareholders in a change in control transaction. We also believe that this vesting helps maintain the focus of plan participants if a potential change in control event develops.

Details concerning our employment agreements with our NEOs (including severance protection) are included under “Potential Payments Upon Termination or CIC” in this report.

Appointment of President/Chief Operating Officer and Executive Vice President/Chief Financial Officer

Joseph Ripp was appointed as President and Chief Operating Officer of the Company on November 1, 2005, and Jeff Bairstow was appointed as Executive Vice President and Chief Financial Officer of the Company on December 20, 2005.

In approving the compensation arrangement and employment agreement for each of these Executives (see “Potential Payments Upon Termination or CIC” in this report), the Compensation Committee considered the extensive experience and substantial contribution that each of these Executives was expected to make to the Company and considered what would be a competitive compensation package to attract and retain each of these Executives.

2006 Revision of CEO Employment Agreement

The employment agreement for Mr. Bailye, our Chairman and CEO, was revised in May 2006.  His prior employment agreement was entered into in 1997.  The Committee began its discussion and review of this agreement in 2005.  The primary purposes of the revision were to equalize severance protection for a non-change in control termination with severance arrangements entered into with other senior executives of the Company and to bring Mr. Bailye’s employment agreement up to date with the Company’s current practices. The 2006 agreement involved no increase in current base salary or annual target bonus.

Tax and Accounting Considerations

The Compensation Committee considers the deductibility of executive compensation under Internal Revenue Code (IRC) Section 162(m), which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain executives unless the compensation above that threshold qualifies as “performance-based” within the meaning of Section 162(m).

Base salary is fixed each year and is not “performance-based” within the meaning of Section 162(m).  Awards under our annual incentive plan do not qualify as “performance-based” under Section 162(m) because the performance criteria used under the plan is not shareholder approved and, in any event, all or part of such award may not be based entirely upon objective criteria.   Our RSUs do not qualify as “performance-based” under IRC Section 162(m) because the amount of the award is not based solely on the increase in the value of the stock after the grant date.  Compensation realized from stock option grants under our shareholder approved 1997 equity plan qualifies as “performance based” under IRC Section 162(m).  However, compensation earned from stock options granted under our new hire authorization equity plan in connection with hiring new executives (including the initial awards made to Mr. Ripp and Mr. Bairstow upon their hiring) is not eligible for exclusion under the Section 162(m) because this plan is not shareholder approved.

Beginning in fiscal 2006, the Company began accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“FAS 123(R)”).  The Compensation Committee took this new accounting expense into account in determining not to make annual stock option grants in 2006.

Adjustment or Recovery of Awards

The Company does not have a general policy to recover incentive payments if the relevant performance measures and financial targets on which they were based are restated or otherwise adjusted in a manner that would reduce the size of a payment already made.  The Company would review this, if and when a situation arose.

However, the Company’s option grant agreements generally provide for forfeiture of awards and a right of the Company to repayment of gain realized on option exercises in the event of (i) a serious breach of conduct by an optionee or (ii) breach by an optionee of his or her employment agreement, including a breach of the optionee’s obligations of confidentiality or duties not to compete with the Company or solicit Company employees.

Further, under Section 304 of the Sarbanes-Oxley Act, if the Company is required to restate its financial results due to material noncompliance with any financial reporting requirements as a result of misconduct, the CEO and CFO could be required to reimburse the Company for (1) any bonus or other incentive-based or equity-based compensation received during the twelve months following the first public issuance of the non-complying document, and (2) any profits realized from the sale of securities of the Company during those twelve months.

Stock Ownership Requirements

In order to ensure that our Executives’ interests are closely aligned with the interests of our shareholders, we believe that our Executives should own a significant amount of Company stock.

In 1999, the Board of Directors adopted a Share Ownership Program which establishes stock ownership requirements for our senior management and our directors. The program was amended in 2005.  Under the program, members of our senior management and our Board of Directors must achieve and maintain ownership of specified amounts of the Company’s stock by certain time periods.

Each director must achieve 25% of the ownership level by the fourth anniversary of the effective date of the program or the date of his or her appointment; 50% of the ownership level within five years of that date; and 100% of the ownership level within six years.

Each member of senior management who is subject to the program must achieve 50% of the required ownership level within five years of the effective date of the program or the date of hire or promotion to the position; 75% of the ownership level within six years of this date; and 100% of the ownership level within seven years.

Executive Compensation

The following table sets forth compensation information for the Company’s Chief Executive Officer, Chief Financial Officer and the other three most highly compensated executive officers of the Company (the “Named Executive Officers”).

Summary Compensation Table for Fiscal 2006

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
John E. Bailye,	2006	525,000	0	276,222	2,753,391	98,458	0	24,516	3,677,587
Chairman of the Board and Chief Executive Officer
Joseph A. Ripp,	2006	800,000	600,000	1,614,422	0	0	0	762	3,015,946
President and Chief Operating Officer
Jeffrey J. Bairstow,	2006	475,000	240,000	124,300	0	0	0	128,698	1,081,553
Executive Vice President and Chief Financial Officer
Natasha Giordano,	2006	273,333	26,106	136,883	139,885	138,193	0	6,600	774,670
President, Global Business
Jean-Paul Modde,	2006	275,000	0	69,056	161,313	96,250	0	0	601,619
President, Asia-Pacific

Columns (C), (D) & (G) — Salary, Bonus and Non-Equity Incentive Plan Compensation

The NEOs may defer a portion of their salary (column (C)), bonus (column (D)) and annual cash incentive award (column (G)) on a pre-tax basis under the Dendrite 401(k) savings plan and the Deferred Compensation Plan.

During fiscal 2006, Mr. Bailye, Mr. Bairstow and Ms. Giordano each deferred a portion of his or her compensation under the 401(k) savings plan.  Mr. Bailye acquired 2,163 Dendrite shares under the 401(k) savings plan in fiscal 2006.  Mr. Bairstow also deferred a portion of his compensation under the Deferred Compensation

Plan.  For information regarding the Deferred Compensation Plan, see “Non-Qualified Deferred Compensation” below.

For Mr. Ripp and Mr. Bairstow, the amounts in column (D) represent the guaranteed annual incentive awards for fiscal 2006 to which they were entitled under their employment agreements entered into in 2005.  For Ms. Giordano, the amount in column (D) reflects a $15,000 discretionary bonus paid to her in 2006 as well as a discretionary adjustment to her DMIP payment for fiscal 2006 in the amount of $11,106.  These bonus amounts are described above in the “Annual Incentive Pay” section of the CD&A.

The amounts reported in column (G) reflect the amounts earned and paid to each NEO for fiscal 2006 under Dendrite’s Management Incentive Plan (DMIP), which is the Company’s annual cash incentive plan.  For further information regarding the DMIP, see “Annual Incentive Pay” in the Compensation Discussion and Analysis.

Column (E) — Stock Awards

Amounts shown reflect the compensation cost recognized in fiscal 2006 for financial statement reporting purposes for restricted stock units (RSUs) granted in 2006 and 2005, as determined in accordance with FAS 123R (excluding the impact of estimated forfeitures related to service-based vesting conditions).  For RSUs, fair value is calculated using the closing price of the Company’s common stock on the date immediately preceding the grant date.  Additional information concerning the Company’s accounting for RSUs granted in 2006 and 2005 is included in Note 10 (under the heading “Restricted Stock Units”) of the Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K (“2006 Form 10-K”).  Holders of RSUs are not entitled to dividends.  There were no forfeitures of RSUs by the NEOs during fiscal 2006.  Because these amounts reflect the Company’s accounting expense, they do not correspond to the actual value that will be recognized by the NEOs.

Column (F) — Option Awards

Amounts shown represent the compensation cost recognized in fiscal 2006 for financial statement reporting purposes for the fair value of stock options granted in 2006, 2005, 2004, 2003 and 2002, in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For information on the valuation assumptions with respect to options granted in fiscal 2006, 2005 and 2004, refer to Note 1 (under the heading “Stock Based Compensation”) to our 2006 Form 10-K.  For information on the valuation assumptions with respect to options granted in fiscal 2003 and 2002, refer to Note 1 (under the heading “Stock Based Compensation”) to our Consolidated Financial Statements in our Form 10-K for fiscal 2003.  There were no forfeitures of stock options by the NEOs during fiscal 2006.  Because these amounts reflect the Company’s accounting expense, they do not correspond to the actual value that will be recognized by the NEOs.

Column (H) — Change in Pension Value and Nonqualified Deferred Compensation Earnings

The Company does not maintain any defined pension benefit plans.  No above-market rates (as defined in SEC rules) were earned under our non-qualified deferred compensation plan in fiscal 2006.

Column (I) — All Other Compensation

The amounts reported in this column represent the aggregate dollar amount for fiscal 2006 for each NEO for perquisites and other personal benefits, “gross-ups” or other amounts reimbursed for the payment of taxes, Company contributions to the tax qualified 401(k) savings plan and life insurance premiums paid by the Company. The following table shows the specific amounts included in the All Other Compensation column for fiscal 2006.

All Other Compensation

Name	Perquisites and Other Personal Benefits ($)	Tax Reimbursements ($)	Company Contributions to Defined Contribution Savings Plan ($)	Life Insurance Premiums ($)
Mr. Bailye	17,450	0	6,600	466
Mr. Ripp	—	0	0	762
Mr. Bairstow	71,483	50,615	6,600	0
Ms. Giordano	—	0	6,600	0
Mr. Modde	—	0	0	0

The aggregate value of perquisites and other personal benefits for Mr. Bailye in fiscal 2006 was $17,450. This amount includes: reimbursement for cost of financial planning services ($10,000) and home office and related expenses ($7,450).  The aggregate value of perquisites and other personal benefits for Mr. Bairstow in fiscal 2006 was $71,483. This amount includes: the cost of commuting between Mr. Bairstow’s out-of-state residence and Dendrite’s principal offices in New Jersey including car and rental residence ($71,077) and the income imputed to Mr. Bairstow in connection with his death benefit under the Deferred Compensation Plan ($406).  Mr. Bairstow received tax reimbursement for the commuting costs.

Grants of Plan-Based Awards During Fiscal 2006

The following table provides information concerning the annual cash incentive plan awards and long-term equity awards made to each of our NEOs in fiscal 2006 and the Company’s long-term cash compensation arrangement with certain NEOs.

(A)	(B)	(C)	(D)		(E)		(F)		(G)	(H)
		Date of Compen- sation	Estimated Future Payouts Under Non-Equity Incentive Plan Awards						All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Grant Date	Committee Approval	Threshold ($)		Target ($)		Maximum ($)		or Units (#)	Awards ($)
John E. Bailye			131,250	(1)	262,500	(1)	393,750	(1)
			16,406	(2)	262,500	(2)	328,123	(2)
	5/1/2006	4/24/2006							100,000	1,243,000
Joseph Ripp			666,667	(3)	1,333,334	(3)	2,000,000	(3)
	5/1/2006	4/24/2006							55,000	683,650
Jeffrey J. Bairstow			116,667	(3)	233,334	(3)	350,000	(3)
	5/1/2006	4/24/2006							45,000	559,350
Natasha Giordano			71,250	(1)	142,500	(1)	213,750	(1)
			3,563	(2)	142,500	(2)	178,125	(2)
	5/1/2006	4/24/2006							40,000	497,200

Jean-Paul Modde			68,750	(1)	137,500	(1)	206,250	(1)
			3,438	(2)	137,500	(2)	171,875	(2)
	5/1/2006	4/24/2006							25,000	310,750

Columns (D) through (F) — Estimated Future Payouts Under Non-Equity Incentive Plan Awards

The amounts reported in these columns show the potential threshold, target and maximum performance incentive awards that could have been achieved by the participating NEOs under (i) the Company’s annual cash incentive plan (which we call our “DMIP”) for the fiscal 2006 performance year and (ii) the Company’s long-term cash compensation arrangement for Mr. Ripp and Mr. Bairstow.

DMIP.  As indicated by footnotes (1) and (2), the “Total” DMIP annual award opportunity available to each participating NEO was comprised of the following components:

(1)                               The amounts reflected in this row represented one-half of the NEO’s potential DMIP award that was based upon the Company achieving pre-established financial performance objectives.  In fiscal 2006, the relevant criteria related to revenue, profitability (using adjusted EBITDA) and cost savings.  The potential payouts on this portion of the award opportunity ranged from:

•                  25% of the “Total” annual award opportunity if 90% of the Company financial objectives were achieved

•                  50% of the “Total” annual award opportunity if 100% of the Company financial objectives were achieved

•                  75% of the “Total” annual award opportunity if 120% of the Company financial objectives were achieved

Actual amounts achieved under this component of the DMIP are paid on an annual basis.  Because “Threshold” performance was not achieved in fiscal 2006 in all three of the financial targets, no award was made under this component of the plan.

(2)                                The amounts reflected in this row represented one-half of the NEO’s potential DMIP award that was based upon the NEO achieving pre-established individual strategic objectives. Actual amounts achieved under this component of the DMIP are determined and paid on a semi-annual basis. If the participating NEO achieved 90% of target against at least one of his or her strategic objectives in either the first or second half of fiscal 2006, he or she would have been entitled to receive the amount reflected in the “Threshold” column under this component of the DMIP. The potential payments on this portion of the annual award opportunity ranged from:

•                  Approximately 1% to 3% of the “Total” annual award opportunity (depending upon the particular NEO) if 90% of at least one of the individual strategic objectives were achieved in either the first or second half of fiscal 2006

•                  50% of the “Total” annual award opportunity if 100% of all of the individual strategic objectives were achieved in both the first and second half of fiscal 2006

•                  62.5% of the “Total” annual award opportunity if greater than 100% of the individual strategic objectives were achieved in both the first and second half of fiscal 2006

The 2006 DMIP award opportunities (both Company financial objectives and individual objectives) for Mr. Ripp and Mr. Bairstow were each guaranteed as a part of their employment agreements entered into in 2005.  As a result, the amounts paid to Mr. Ripp and Mr. Bairstow under the DMIP are not reflected in the above table and are shown in the Summary Compensation Table under the “Bonus” column (C).

A discussion of the material terms of the DMIP and each component of the plan, including a description of the formula and criteria to be applied in determining the amounts payable in fiscal 2006, is included under “Annual Incentive Pay” in the Compensation Discussion and Analysis.  The actual amounts earned by and paid to each of Mr. Bailye, Ms. Giordano and Mr. Modde under the DMIP for fiscal 2006 are shown in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column (G).

Long-Term Cash Compensation Arrangement.  As indicated by footnote (3), Mr. Ripp and Mr. Bairstow participate in a long-term cash compensation arrangement adopted in February 2006, which was developed by the Company to provide incentive for the implementation of our restructuring and cost containment plans.

Under the long-term cash compensation arrangement, Mr. Ripp and Mr. Bairstow were provided the opportunity to earn three levels of incentive payments based on appreciation in the Company’s common stock over the period of March 1, 2006 through March 1, 2010.  To achieve each level, the average daily closing price of the Company’s common stock on the Nasdaq Global Select Market (“Nasdaq”) must exceed the pre-established price for the particular performance level for a period of 45 consecutive trading days.  Amounts earned within the first two years of the program would be paid following the end of the two year period.  Amounts earned after this period would be paid after March 1, 2010.  If on the payment date, the closing price of the Company’s common stock on Nasdaq is not at least equal to the corresponding price for the applicable level achieved (as described under (3) below), then the payment would be automatically delayed for 12 months (but not beyond March 31, 2010).  To be eligible for any earned incentive payment, the executive must be actively employed by the Company as of the particular payment date(s).  The full amount of each executive’s award opportunity under the long-term cash compensation arrangement is payable upon a change in control.  The consummation of the proposed merger with Cegedim SA would constitute a change in control resulting in payment of the full amount for each executive under the long-term cash compensation arrangement.

(3)                                  The amounts reflected in this row represent the three levels of incentive payments achievable by Mr. Ripp and Mr. Bairstow under the long-term cash compensation arrangement.  Upon the achievement of each of the three separate levels under the program, Mr. Ripp would be entitled to receive $666,667 and Mr. Bairstow would be entitled to receive $116,667.  In order to achieve each level, the conditions described above must be met and, except in the case of a change in control of the Company, the average daily closing price of the Company’s common stock on Nasdaq must exceed:

•                  for the first “Threshold” level, $14 per share;

•                  for the second “Target” level, $16 per share; and

•                  for the third “Maximum” level, $18 per share.

A discussion of the long-term cash compensation arrangement is included under “Long-Term Cash Compensation Arrangement” in the Compensation Discussion and Analysis.

Column (G) — All Other Stock Awards

This column shows the number of restricted stock units granted to our NEOs in fiscal 2006 under the Company’s 1997 Stock Incentive Plan as part of our equity compensation program.  Restricted stock units generally vest in one-third annual increments beginning one year from the date of grant. Restricted stock units automatically vest on a change in control. Holders of restricted stock units have no rights as stockholders, including no voting rights or dividend rights.

Additional details regarding the 2006 restricted stock unit awards are included under “Equity Awards” in the Compensation Discussion and Analysis.

Column (H) — Grant Date Fair Value of Stock and Option Awards

This column shows the full grant date fair value of restricted stock units under FAS 123(R) granted to each of the NEOs in fiscal 2006.  Generally, the full grant date fair value is the amount that the Company will expense in its financial statements over the award’s full vesting period.

For restricted stock units, fair value was calculated using the closing price of the Company’s common stock on the date immediately preceding the grant date.  The fair value shown for restricted stock unit awards granted in fiscal 2006 is accounted for in accordance with FAS 123(R).  Our 2006 Form 10-K contains additional information on valuation and valuation assumptions of the restricted stock units under Note 10 (“Equity Compensation Plans”).  These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the NEOs.

Outstanding Equity Awards At 2006 Fiscal Year-End

The following table provides information concerning the current holdings of unexercised and unvested stock options and unvested restricted stock units for each of the NEOs as of the end of fiscal 2006.  The market value of the restricted stock units is based on the closing market price of the Company’s common stock on the Nasdaq Global Select Market as of December 29, 2006, which was $10.71 per share.

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
John E. Bailye	1/24/00	108,500 (C.1)		33.19	1/24/10
	2/5/01	108,000 (C.1)		19.06	2/5/11
	2/6/02	4,167 (C.1)		12.01	2/6/12
	2/6/03	375 (C.2)	200,064 (D.2)	7.75	2/6/13
	1/27/04	185,102 (C.3)		14.90	1/27/14
	11/22/04	262,220 (C.4)		17.05	10/22/07
	11/22/04	53,399 (C.4)		17.05	2/6/12
	11/22/04	429 (C.4)		17.05	2/6/13
	5/18/05	170,000 (C.5)		13.87	5/18/15
	8/17/05	187,500 (C.4)		18.00	5/10/09
	8/17/05	3,071 (C.4)		18.00	2/12/14
	8/17/05	18,000 (C.4)		18.00	2/17/14
	8/17/05	14,898 (C.4)		18.00	1/27/14
	12/19/05	21,731 (C.4)		14.63	2/6/12
	12/19/05	74,648 (C.4)		14.63	2/6/13
	12/19/05	18,000 (C.6)		14.63	12/19/15

	5/1/06					100,000	1,243,000
Joseph Ripp	11/1/05	500,000 (C.5)		17.55	11/1/15
	11/1/05					166,666	2,924,988
	5/1/06					55,000	683,650
Jeffrey J. Bairstow	12/20/05	275,000 (C.5)		14.39	12/20/15
	5/1/06					45,000	559,350
Natasha Giordano	10/24/00	30,000 (C.1)		22.88	10/24/10
	10/1/01	1,334 (C.7)		7.94	10/1/11
	6/10/02	1,910 (C.1)		12.14	6/10/12
	1/30/03	833 (C.8)		6.81	1/30/13
	2/6/03	16,665 (C.2)	33,335 (D.2)	7.75	2/6/13
	1/27/04	30,000 (C.3)		14.90	1/27/14
	3/11/04	4,000 (C.9)		14.77	3/11/14
	5/18/05	60,000 (C.5)		13.87	5/18/15
	4/25/05					3,498	52,260
	5/1/06					40,000	497,200
Jean-Paul Modde	7/24/97	17,500 (C.10)		6.29	7/24/07
	5/10/99	30,000 (C.10)		16.75	5/10/09
	1/24/00	20,000 (C.1)		33.19	1/24/10
	2/25/00	1,695 (C.4)		23.41	1/16/07
	10/24/00	30,000 (C.1)		22.88	10/24/10
	2/5/01	20,000 (C.1)		19.06	2/5/11
	10/1/01	12,000 (C.7)		7.94	10/1/11
	2/6/02	27,500 (C.1)		12.01	2/6/12
	1/30/03	30,000 (C.1)		6.81	1/30/13
	1/30/03	15,000 (C.8)		6.81	1/30/13
	2/6/03	23,332 (C.2)	46,668 (D.2)	7.75	2/6/13
	7/1/03	1,281 (C.1)	219 (D.1)	12.79	7/1/13
	1/27/04	60,000 (C.3)		14.90	1/27/14
	2/20/04	18,000 (C.9)		15.30	2/20/14
	5/18/05	60,000 (C.5)		13.87	5/18/15
	9/12/05	18,000 (C.11)		18.68	9/12/15
	5/1/06					25,000	310,750

Column (B) — Grant Date

This column reflects the grant date for each stock option and restricted stock unit award outstanding for each NEO as of the end of fiscal 2006.

Columns (C), (D), (E) and (F) — Option Awards

All stock option awards reflected in columns (C) and (D) vested or will vest as follows:

(C.1) and (D.1)	Options become exercisable as follows: 25% on first anniversary of the date of grant, and the remaining 75% pro-rata on a monthly basis for the three years thereafter.

(C.2) and (D.2)	All options became exercisable on January 1, 2007, however, some options became exercisable on an accelerated basis pursuant to a specified schedule when certain performance criteria were achieved.

(C.3)

Options vested on December 31, 2004, however, the right to sell the underlying shares accrues only in one-third annual increments commencing on each of the first three anniversaries of the date of grant.

(C.4)	Options became 100% exercisable on the first anniversary of the date of grant.

(C.5)

Options fully vested on December 31, 2005, however, the right to sell the underlying shares accrues only in one-third annual increments commencing on each of the first three anniversaries of the date of grant.

(C.6)	Options fully vested on December 31, 2005, but the underlying shares may not be sold until one year from the date of grant.

(C.7)

Subject to meeting certain Company financial objectives, options vested on an accelerated basis in one-third increments on January 31, 2002, July 31, 2002 and January 31, 2003. All unvested options vested on December 31, 2004.

(C.8)	50% of the options vested on January 30, 2004, and the remaining 50% vested on January 30, 2005.

(C.9)	Options fully vested on December 31, 2004.

(C.10)	Options became exercisable in one-quarter increments on each of the first four anniversaries of the date of grant.

(C.11)	Options fully vested on December 31, 2005.

In addition, all unvested options also vest on an accelerated basis upon a change in control of the Company.

Columns (G) and (H) — Stock Awards

All awards reflected in Column (G) represent restricted stock unit awards, which vest in three equal increments on each of the first three anniversaries of the date of grant.

In addition, all restricted stock units also vest on an accelerated basis upon a change in control of the Company.

Option Exercises and Stock Vested in Fiscal 2006

The following table provides information concerning stock option exercises and the vesting of restricted stock units for each of the NEOs during fiscal 2006.  The value realized on exercise or vesting reflects the amounts received before payment of any applicable withholding tax or broker commissions.

(A)	(B)	(C)	(D)	(E)
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John E. Bailye	—	—	—	—
Joseph Ripp	—	—	83,334	871,257
Jeffrey J. Bairstow	—	—	—	—
Natasha Giordano	—	—	1,802	22,246
Jean-Paul Modde	12,000	179,880	—	—

Non-Qualified Deferred Compensation for Fiscal 2006

The following table provides information with respect to the Dendrite International, Inc. Deferred Compensation Plan (“Deferred Compensation Plan”), which is our non-qualified compensation deferral plan, for each of our NEOs:

(A)	(B)	(C)	(D)	(E)	(F)
Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
John E. Bailye	0	0	0	0	0
Joseph Ripp	0	0	0	0	0
Jeffrey J. Bairstow	36,771	0	2,624	0	39,395
Natasha Giordano	0	0	0	0	0
Jean-Paul Modde	0	0	0	0	0

Column (B) — Executive Contributions in Last Fiscal Year

The amounts reported in this column reflect amounts deferred by each NEO in fiscal 2006 under the Company’s non-qualified deferred compensation plan.  Mr. Bairstow is the only NEO who participates in the Deferred Compensation Plan.  $21,771 of the amount deferred by Mr. Bairstow is also reported as compensation to

Mr. Bairstow in the “Salary” column of the Summary Compensation Table and $15,000 of the deferred amount is reported as compensation in the “Bonus” column of the Summary Compensation Table.  Mr. Bailye, Mr. Bairstow and Ms. Giordano also made contributions to the tax-qualified 401(k) savings plan, which are included as compensation in the Summary Compensation Table.

Column (C) — Registrant Contributions in Last Fiscal Year

The Company does not make contributions under the Deferred Compensation Plan.  The Company makes contributions under the tax-qualified 401(k) savings plan which are not included above but are included in the “All Other Compensation” column of the Summary Compensation Table and quantified in the “All Other Compensation” table that appears in the footnotes following the Summary Compensation Table.

Column (D) — Aggregate Earnings in Last Fiscal Year

The amounts reported in this column reflect the deemed investment returns in fiscal 2006 on all amounts attributable to contributions made under the Deferred Compensation Plan for all years.

Deferred Compensation Plan

The Company maintains the Deferred Compensation Plan to provide certain highly compensated employees the opportunity to defer receipt of their compensation.

A participant may defer up to 100% of his or her base salary, bonus or commission with a minimum of $5,000 for the year.  The Compensation Committee may impose limits on the amount of compensation that a participant may defer.  To date, no such limits have been imposed.  A participant is fully vested in his or her deferrals at the time of deferral.

Under the terms of the Deferred Compensation Plan, the Company may make hypothetical discretionary contributions to the participants’ deferral accounts.  To date, the Company has not made any discretionary contributions under the Deferred Compensation Plan.

Amounts credited to a participant’s deferral account will be deemed to be invested in the available investment funds as selected by the participant.  These investment funds are held under a life insurance policy and include:

Gartmore GVIT Money Market - Class V; Gartmore GVIT Government Bond - Class I;  PIMCO VIT Low Duration - Admin Shares;  PIMCO VIT Total Return - Admin Shares; Janus Aspen Series Balanced - Service Shares; JP Morgan GVIT Balanced - Class I; AIM V.I. Basic Value - Series I Shares; AllianceBernstein VPS Growth & Income - Class A; American Century VP Income & Growth - Class I; T. Rowe Price Equity Income - Class II; Dreyfus VIF Appreciation - Initial Shares; Dreyfus Stock Index - Initial Shares; Fidelity VIP II Contrafund - Service Class; Fidelity VIP III Growth Opportunities - Service Class; American Century VP Ultra - Class I Fidelity VIP Growth - Service Class Gartmore GVIT Growth - Class I; Janus Aspen Series Forty - Service Shares; Oppenheimer Aggressive Growth VA - Initial Class; T. Rowe Price Mid Cap Growth - Class II; Royce Capital Micro-Cap; Baron Capital Asset - Insurance Shares; Gartmore GVIT Small Company - Class I; Neuberger Berman AMT Fasciano - Class S; Templeton VIP Foreign Securities - Class 2; Fidelity VIP Overseas - Service Class; American Century VP International - Class I.  The rate of return earned on the hypothetical account balance of each participant is based on the actual performance of the funds in which the participant is deemed invested.  The participant may change his or her choice of funds at any time.

Distribution of a participant’s deferral account will be made at the time (including upon the occurrence of a specified event) and in the number of installments as elected by the participant in his or her distribution election. Distribution options include electing lump sum or quarterly installments either during employment or at termination. However, if upon termination from employment, the participant’s deferral account is less than $25,000, his or her deferral account will be paid in a lump sum.  In addition, participants in the Deferred Compensation Plan are also eligible for a death benefit payable to his or her designated beneficiary.

If a participant has a financial emergency, the participant can request distribution of his or her deferral account.  With respect to grandfathered deferrals under Section 409A of the Internal Revenue Code, a participant at any time may request a distribution of all or a portion of his or her deferral account (minimum distribution amount of $25,000).  However, 10% of the requested amount will be forfeited from the participant’s account.

Payments from the Deferred Compensation Plan may be delayed upon a participant’s termination of employment, in accordance with Section 409A of the Internal Revenue Code.

Potential Payments Upon Termination or Change In Control

Employment Agreement with Chairman and CEO

In May 2006, the Company entered into an employment agreement with its Chairman of the Board of Directors and Chief Executive Officer, John E. Bailye. The Agreement replaced Mr. Bailye’s prior employment agreement dated March 25, 1997 and involved no increase to his current base salary or annual bonus target.

The Company provides the following compensation to Mr. Bailye under the agreement:  (1) base salary of $525,000 per annum, which was his existing annual base salary, and (2) annual discretionary bonus potential with an initial target of not less than 100% of base salary, consistent with his existing bonus target, both to be reviewed on an annual basis by the Board. Bonus eligibility is to be determined and paid in accordance with the Company’s applicable incentive compensation policy then in effect for senior executives. The payment of any bonus is subject to: (i) the Company’s achievement of goals approved by the Board, (ii) such other objectives as may be determined by the Board from time to time and (iii) the terms and conditions of the incentive compensation plan.

While actively employed by the Company, Mr. Bailye will continue to be covered under the Company’s life insurance and long-term and short-term disability policies. To the extent that the life insurance benefit and long-term disability benefit do not each equal one times his base salary and target bonus, the Company will reimburse any additional cost of obtaining such coverage. Mr. Bailye will also continue to be entitled to financial planning assistance in an amount not to exceed $10,000 per year.

In the event Mr. Bailye’s employment is terminated by the Company other than for cause, death or disability, or he terminates his employment for good reason, other than in connection with a change in control, he is entitled to (i) base salary through the date of termination, (ii) severance payments equal to his annual base salary plus target bonus, payable over 12 months, (iii) a payment equal to his pro-rata bonus for the year of termination and (iv) continuation of medical and dental benefit coverage for Mr. Bailye and his family for 12 months at the same cost paid as an employee.

In the event Mr. Bailye’s employment is terminated by the Company other than for cause, death or disability, or he terminates his employment for good reason, in each case within three years following a change in control, he is entitled to (i) base salary through the date of termination, (ii) severance payments equal to three times the sum of his annual base salary plus target bonus, payable in a lump sum within 30 days of the date of termination, (iii) a payment equal to his pro-rata bonus for the year of termination, (iv) continuation of medical and dental benefit coverage for Mr. Bailye and his family for three years at the same cost paid as an employee, (v) maintenance by the Company, for six (6) years following termination, of the Company’s directors’ and officers’ liability insurance substantially in accordance with the Company’s existing coverage and (vi) immediate vesting of all outstanding stock options and the elimination of all sales restrictions on such stock options. Mr. Bailye is also entitled to a tax gross-up payment in the event that any payments made to him are subject to an excise tax under IRC Section 280G. Shareholder approval of the proposed merger with Cegedim SA would constitute a change in control under Mr. Bailye’s agreement.

Under the Agreement, Mr. Bailye is subject to restrictive covenants regarding confidentiality, non-competition, non-solicitation and non-disparagement.

On March 1, 2007, Mr. Bailye and Cegedim SA entered into a letter agreement providing that, immediately following the effective time of the proposed merger with Cegedim SA, his employment with Dendrite will be terminated, with such termination to be deemed to have been without cause and, in accordance with such, Mr. Bailye will be entitled to the severance payments and other benefits set forth in his employment agreement with Dendrite.

Other Employment Agreements

Mr. Ripp was appointed as President and Chief Operating Officer of the Company on November 1, 2005. In connection with his appointment, the Compensation Committee approved an employment agreement with Mr. Ripp under which the Company is required to provide the following compensation: (1) base salary of not less than $800,000 per annum; (2) annual discretionary bonus potential of $600,000 which was guaranteed for the balance of 2005, on a pro-rated basis, and was guaranteed for 2006; (3) options to purchase 500,000 shares of common stock with an exercise price equal to the fair market value on the date of grant, which options vested on December 31, 2005 and are subject to a three-year restriction on selling the underlying shares such that not more than one-third of such shares may be sold before the first, second and third anniversaries of the option grant date; and (4) 250,000 restricted stock units, which vest in annual one-third increments.

In the event Mr. Ripp is terminated by the Company other than for cause, death or disability or terminates his employment for good reason, other than in connection with a change in control, he will receive severance pay equal to his monthly base salary for the twelve month period following his termination plus his annual target bonus as of the date of termination; health benefits coverage for up to twelve months at the same cost as he paid as an employee; and his target bonus for the year in which employment is terminated pro-rated to reflect the portion of the year he performed services for the Company.

The Company also reimburses Mr. Ripp for life and disability insurance premiums in excess of the coverage provided by the Company’s standard policies which will provide a benefit, when combined with the Company’s standard policies, in an amount not to exceed his annual base salary plus annual target bonus. Mr. Ripp is subject to restrictive covenants regarding confidentiality, non-competition, non-solicitation and non-disparagement.

Mr. Bairstow was appointed as Executive Vice President and Chief Financial Officer of the Company on December 20, 2005. In connection with his appointment, the Compensation Committee approved an employment agreement with Mr. Bairstow under which the Company is required to provide the following compensation: (1) base salary of not less than $475,000 per annum; (2) annual discretionary bonus potential with an initial target of $240,000, which is guaranteed for 2006; and (3) options to purchase 275,000 shares of common stock with an exercise price equal to the fair market value on the date of grant, which options vested on December 31, 2005 and are subject to a three-year restriction on selling the underlying shares such that not more than one-third of such shares may be sold before the first, second and third anniversaries of the option grant date.

Pursuant to an amendment to his employment agreement made in October 2006, in the event Mr. Bairstow is terminated by the Company other than for cause, death or disability or terminates his employment for good reason, other than in connection with a change in control, he will receive severance payments equal to his monthly base salary for 12 months and his target annual bonus.  The severance payments are paid in twelve monthly payments.  He would also be entitled to continued COBRA coverage under the Company’s group health plan at the same cost paid as an employee.

Mr. Bairstow is reimbursed for his reasonable commuting expenses from his current residence and for his temporary housing and auto expense for up to the first twenty months of employment as well as for any tax on such reimbursement.  He is entitled to also receive reimbursement of relocation expenses in accordance with the Company’s relocation policy, provided he relocates within two years from his employment commencement date, and the amount paid by the Company on account of his commuting expenses will be applied to reduce the amount he would be entitled to under the relocation policy. Mr. Bairstow is subject to restrictive covenants regarding confidentiality, non-competition, non-solicitation and non-disparagement.

Mr. Ripp and Mr. Bairstow also participate in a long-term cash compensation arrangement adopted in February 2006, which was developed by the Company to provide incentive for the implementation of our restructuring and cost containment plans.  Under the long-term cash compensation arrangement, Mr. Ripp and Mr. Bairstow were provided the opportunity to earn three levels of incentive payments based on appreciation in the Company’s common stock over the period of March 1, 2006 through March 1, 2010.  Amounts earned within the first two years of the program would be paid following the end of the two year period.  Amounts earned after this period would be paid after March 1, 2010.  However, the full amount of each executive’s award opportunity under the long-term cash compensation arrangement is payable upon a change in control.  For further information regarding the long-term cash compensation arrangement, see footnotes (2) and (3) to columns (D) through (F) of the Grants of Plan-Based Awards Table above.

The Company also has employment agreements with certain of its other executive officers, including Ms. Giordano and Mr. Modde.  Pursuant to amendments to these agreements approved by the Compensation Committee in October 2006, if the executive’s employment is terminated by the Company for any reason other than death, cause, or disability (and not in connection with a change in control), the executive is entitled to receive severance payments equal to his or her monthly base salary for 12 months and the executive’s target annual bonus.  The severance payments are paid to the executive in twelve monthly payments.  The executive would also be entitled to continued COBRA coverage under the Company’s group health plan for the same severance period at the same cost paid as an employee.  The October 2006 amendments were approved by the Compensation Committee and were intended to standardize severance protection for these executives and for Mr. Bairstow in the event of employment termination not in connection with a change in control.

In February 2006, the Compensation Committee approved amendments to the employment agreements entered into with certain of its executive officers, including Mr. Ripp, Mr. Bairstow, Ms. Giordano and Mr. Modde.  The amendments extended, and made uniform, severance protection in the event of termination of employment without cause or for good reason within one year following a change in control.  The Compensation Committee believed that it was important to make uniform severance protection upon any employment termination in connection with a change in control.  If a change in control event is developing, executives who  lack sufficient assurances may seek employment elsewhere.  Change in control transactions take time to unfold and a stable management team helps to ensure our business operations continue without undue interruption.

The amendments provided that upon a termination of the executive’s employment by the Company without cause or the termination by the executive officer for good reason, each within one year following a change in control (which term includes consummation of the proposed merger with Cegedim SA), the executive will be entitled to (i) base salary through the date of termination, (ii) severance payments in a lump sum amount equal to the sum of twenty-four months base salary plus two times the executive’s target bonus, (iii) payment of a pro-rated target bonus amount for the year in which the date of termination occurs, (iv) continued COBRA coverage under the Company’s group health plans, at the same cost paid as an employee, for up to twenty-four months and (v) immediate vesting of all stock options and restricted stock or other outstanding equity awards granted to the executives and the lifting of all contractual sale conditions on such equity awards.

The above amendments to the employment agreements of Mr. Ripp, Mr. Bairstow, Ms. Giordano and Mr. Modde also provided that if it is determined that any actual or potential payment or benefit from the Company, including a severance payment made upon a change in control, would subject the executive to the imposition of an excise tax under IRC Section 280G, then the Compensation Committee may either (i) reduce the change in control severance payment to avoid the excise tax or (ii) pay to the executive a “gross-up” payment which takes into account income, employment and excise tax liabilities resulting from the payment. Pursuant to amendments to the above employment agreements authorized by a March 1, 2007 resolution of the Compensation Committee, in the event the proposed merger with Cegedim SA is consummated, the Company will be obligated to pay the applicable “gross-up” payment for the benefit of each affected executive.

The employment agreements discussed above generally define “cause” as the executive’s (i) gross misconduct in respect of his or her duties to the Company, (ii) engaging in an indictable offense either related to his or her duties or likely to have a material adverse impact on the Company, (iii) commission of a willful or intentional act which materially injures (or could be expected to injure) the Company, or (iv) engaging in grossly negligent conduct which materially injures (or could be expected to injure) the Company.

“Good reason” is generally defined as, without the written consent of the executive, (i) the assignment of duties or responsibilities materially and adversely inconsistent with his or her position or a material reduction in those duties, (ii) the Company’s material breach of the employment agreement, (iii) relocation of the executive outside of a thirty-five mile radius from his or her office, (iv) a failure to continue in effect, or a material and adverse reduction in benefits under, any welfare benefit plan in which the executive is a participant unless comparable benefits are otherwise afforded or the action is required by applicable law, and (v) the failure of a successor entity to assume the obligations under the applicable employment agreements upon a change in control.

“Change in control” is defined generally to include significant changes in the ownership of the Company, certain changes in the Board of Directors, and certain business combinations (which would include consummation of the proposed merger with Cegedim SA).

Estimated Severance and Certain Other Post-Employment Payments and Benefits

The following table shows the estimated payments and value of benefits that the Company would provide to each of its NEOs in the event of employment termination, in each case assuming a hypothetical employment separation date of December 31, 2006 (the last day of the Company’s 2006 fiscal year).  For this table, the market price of the Company’s common stock is assumed to be $10.71, which was the closing price on December 31, 2006.  Certain other assumptions made for purposes of presenting this information are explained below.

Name	Benefit	Termination as of 12/31/06 Without Cause or for Good Reason (no Change in Control) ($)	Change in Control as of 12/31/06 w/o Employment Termination ($)	Termination as of 12/31/06 Without Cause or for Good Reason (w/in 1 Year Following Change in Control) ($)
John E. Bailye	Salary (1)	525,000	0	1,575,000
	Annual Incentive Plan (1)	525,000	0	1,575,000
	Prorata Bonus (2)	525,000	0	525,000
	Equity Award Acceleration (3)	0	1,663,189	1,663,189
	Incremental Medical and Dental Benefits (4)	8,061	0	24,184
	D&O Insurance	0	0	225,000
	Tax Gross-up	0	0	0
	Total	1,583,061	1,663,189	5,587,373
Joseph A. Ripp	Salary (1)	800,000	0	1,600,000
	Annual Incentive Plan (1)	600,000	0	1,200,000
	Prorata Bonus (2)	450,000	0	450,000
	Cash Incentive Bonus (5)	0	2,000,000	2,000,000
	Equity Award Acceleration (3)	0	2,374,043	2,374,043
	Incremental Medical and Dental Benefits (4)	4,960	0	9,921
	Tax Gross-up	0	868,944	2,599,660
	Total	1,854,960	5,242,987	10,233,624

Jeffrey J. Bairstow	Salary (1)	475,000	0	950,000
	Annual Incentive Award (1)	240,000	0	480,000
	Prorata Bonus (2)	180,000	0	180,000
	Cash Incentive Bonus (5)	0	350,000	350,000
	Equity Award Acceleration (3)	0	481,950	481,950
	Incremental Medical and Dental Benefits (4)	9,134	0	18,269
	Tax Gross-up	0	0	910,540
	Total	904,134	831,950	3,370,759
Natasha Giordano	Salary (1)	285,000	0	570,000
	Annual Incentive Plan (1)	285,000	0	570,000
	Prorata Bonus (2)	222,656	0	222,656
	Equity Award Acceleration (3)	0	564,535	564,535
	Incremental Medical and Dental Benefits (4)	9,134	0	18,269
	Tax Gross-up	0	0	657,788
	Total	801,790	564,535	2,603,248
Jean-Paul Modde	Salary (1)	275,000	0	550,000
	Annual Incentive Plan (1)	275,000	0	550,000
	Prorata Bonus (2)	206,250	0	206,250
	Equity Award Acceleration (3)	0	405,887	405,887
	Incremental Medical and Dental Benefits (4)	8,061	0	16,123
	Tax Gross-up	0	0	0
	Total	764,311	405,887	1,728,260

(1)             Each NEO’s annual salary earned for fiscal 2006 is reported in the Summary Compensation Table and is not included in these amounts.

(2)             Given the hypothetical termination date of December 31, 2006, each NEO’s pro rata bonus amount would be equal to the full year’s bonus amount specified in his or her employment agreement less any portion of this bonus amount that had already been paid to the NEO earlier in fiscal 2006.

(3)             The amount for “Equity Award Acceleration” represents the total in-the-money value of stock options and the market value of unvested RSUs which would become vested on an accelerated basis solely as a result of a CIC.  This value would vest upon a CIC even if the executive’s employment is not terminated.

(4)             Amounts reflect the cost to the Company of continued medical and dental benefits reduced by the amount paid by the NEO for the continued coverage.

(5)             These amounts reflect the cash incentive bonuses to which Mr. Ripp and Mr. Bairstow are entitled upon a CIC under the long-term cash compensation arrangement.

The timing of the payment of some compensation and benefits may be restricted under IRC Section 409A, which regulates deferred compensation.  Some amounts payable to any of the NEOs upon employment termination may be delayed for six months after termination.

The amounts in this table do not include any amounts under the Company’s 401(k) savings plan.  The amounts in this table also do not include the amounts under our Deferred Compensation Plan, which are provided above in the “Non-Qualified Deferred Compensation” section of this Proxy Statement.

The above table only provides estimates of the amounts that would have been payable  and of the value of benefits under existing employment arrangements and plans to which the NEOs would be entitled based upon the hypothetical occurrence of the specified events on the last day of the 2006 fiscal year.

As discussed in Part I, Item 1 of our Form 10-K filed on April 2, 2007, we entered into a Merger Agreement with Cegedim SA and its indirect subsidiary Dogwood Enterprises, Inc. on March 1, 2007.  If the merger contemplated by the Merger Agreement is completed, it would constitute a change in control of Dendrite.  The amounts shown in the table do not represent the actual payments and other benefits to which the NEOs may be entitled as a result of this potential merger.

Director Compensation

In October 2005, the Compensation Committee of the Board amended the Company’s director compensation program. Under the new compensation program, which became effective on January 1, 2006, each non-employee director receives an annual grant of 4,000 stock options and 5,000 RSUs, along with an annual cash retainer of $35,000.  Each non-employee director also receives a per meeting fee of $1,000 for in-person attendance at Board or Committee meetings and $500 for telephonic meetings. In addition to the above, the Chairperson of each of the Committees also receives the following annual cash retainer: Audit Committee, $35,000; Compensation Committee, $15,000; Corporate Governance and Nominating Committee, $10,000. The Lead Director also receives an annual grant of an additional 4,000 RSUs and an additional annual cash retainer of $50,000.

Director Summary Compensation Table for Fiscal 2006

The table below summarizes the compensation paid by the Company to non-employee directors for fiscal 2006.

(A)	(B)	(C)	(D)	(G)	(H)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John A. Fazio	90,000	22,244	0	0	112,244
Bernard M. Goldsmith	73,000	22,244	48,461	0	143,705
Edward J. Kfoury	107,500	40,040	48,461	0	196,001
Peter Ladell	53,000	22,244	38,606	0	113,850

Clay Lifflander	11,000	678	806	0	12,484
Paul A. Margolis	54,500	22,244	48,461	0	125,205
John H. Martinson	51,500	22,244	48,461	0	122,205
Terence H. Osborne	16,000	0	0	0	16,000
Peter Tombros	50,500	22,244	38,606	0	111,350
Patrick J. Zenner	69,000	22,244	48,461	0	139,705

Column (A) — Name

John E. Bailye, the Company’s Chairman of the Board and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no separate compensation for his service as a director.  The compensation received by Mr. Bailye as an employee of the Company is shown in the Summary Compensation Table above.

Mr. Osborne retired from the Board of Directors on February 6, 2006.  Upon his retirement, all of Mr. Osborne’s outstanding stock options became exercisable.

Column (B) — Fees Earned or Paid in Cash

The amounts in this column reflect the cash compensation paid to the directors during fiscal 2006.  Mr. Lifflander and Mr. Osborne earned a pro-rated amount, as each served on the Board for only a portion of fiscal 2006.

Column (C) — Stock Awards

Amounts shown reflect the compensation cost recognized in fiscal 2006 for financial statement reporting purposes for RSUs granted in 2006, as determined in accordance with FAS 123R (excluding the impact of estimated forfeitures related to service-based vesting conditions).  For RSUs, fair value was calculated using the closing price of the Company’s common stock on the date immediately preceding the grant date.  The full grant date fair value of each non-management director’s grant of RSUs in fiscal 2006, with the exception of Mr. Kfoury and Mr. Lifflander, was $72,800.  The full grant date fair value of Mr. Kfoury’s grant of RSUs was $131,040.  The full grant date fair value of Mr. Lifflander’s grant of RSUs was $10,760.  Additional information concerning the Company’s accounting for RSUs granted in 2006 is included in Note 10 (under the heading “Restricted Stock Units”) of the Company’s 2006 Form 10-K.  Holders of RSUs are not entitled to dividends.  There were no forfeitures of RSUs by non-management directors during fiscal 2006.

As of December 31, 2006, each individual had the following RSUs outstanding: Mr. Fazio, 5,000; Mr. Goldsmith, 5,000; Mr. Kfoury, 9,000; Mr. Ladell, 5,000; Mr. Lifflander, 1,000; Mr. Margolis, 5,000; Mr. Martinson, 5,000; Mr. Osborne, 0; Mr. Tombros, 5,000; and Mr. Zenner, 1,000.

Column (D) — Option Awards

Amounts shown represent the compensation cost recognized in fiscal 2006 for financial statement reporting purposes for the fair value of stock options granted in fiscal 2006, 2005 and 2003, in accordance with FAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.  For information on the valuation assumptions with respect to option grants in fiscal 2006, 2005 and 2003 refer to Note 1 (under the heading “Stock Based Compensation”) in our Form 10-K for fiscal years 2006 and 2003.  There were no forfeitures of stock options by non-management directors during fiscal 2006.

As of December 31, 2006, the following individuals had the following options outstanding: Mr. Fazio, 140,000; Mr. Goldsmith, 237,767; Mr. Kfoury, 204,767; Mr. Ladell, 13,000; Mr. Lifflander, 800; Mr. Margolis, 227,767; Mr. Martinson, 279,767; Mr. Osborne, 17,000; Mr. Tombros, 174,290; and Mr. Zenner, 194,766.

Column (F) —  Change in Pension Value and Nonqualified Deferred Compensation Earnings

The Company does not maintain any defined pension benefit plans. No above-market rates (as defined in SEC rules) were earned under our non-qualified deferred compensation plan in fiscal 2006.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee was at any time during 2006 an officer or employee of the Company. No executive officer of the Company serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information with respect to the number and percentage of the outstanding shares of the Common Stock of the Company, as of April 5, 2007, which, according to the information supplied to the Company, are beneficially owned by (i) each person who, to the knowledge of the Company based on Schedules 13G or 13D filed with the Securities and Exchange Commission, is the beneficial owner of more than 5% of the Company’s outstanding Common Stock, (ii) each person who is currently a director of the Company or is a nominee for election as a director of the Company, (iii) each named executive officer, and (iv) all current directors and executive officers of the Company as a group. Unless indicated otherwise below, the person or entity listed has sole voting and dispositive power with respect to the shares that are deemed beneficially owned by such person or entity, subject to community property laws, where applicable.

Persons known to Own More Than 5% of the Shares of Common Stock Outstanding

Name of Beneficial Owner	Shares Beneficially Owned(1)	Percentage of Common Stock Outstanding
MMI Investments, L.P.(2)	5,992,312	13.4%
1370 Avenue of the Americas New York, New York 10019
Barclays Global Investors, NA(3)	3,142,122	7.1%
45 Fremont Street San Francisco, CA 94105

Director and Executive Officer Common Stock Ownership

Name of Beneficial Owner	Position	Shares of Common Stock Beneficially Owned	Rights to Acquire Beneficial Ownership of Shares of Common Stock(5)	Total Number of Shares of Common Stock Beneficially Owned	Percentage of Common Stock Outstanding
John E. Bailye(4)	Chairman of the Board	2,524,089	1,464,104	3,988,193	8.7%
c/o Dendrite International, Inc. 1405 U.S. Highway 206 Bedminster, New Jersey 07921	and Chief Executive Officer

John A. Fazio	Director	8,700		140,000	148,700	*
Bernard M. Goldsmith	Director	17,700		237,767	255,467	*
Edward J. Kfoury(6)	Director	29,060		204,767	233,827	*
Clay B. Lifflander	Director	5,992,312	(7)	—	5,992,312	13.4%
Peter W. Ladell	Director	5,200		13,000	18,200	*
Paul A. Margolis(8)	Director	19,800		227,767	247,567	*
John H. Martinson	Director	61,904		279,767	341,671	*
Peter G. Tombros	Director	3,700		17,000	20,700	*
Patrick J. Zenner	Director	10,700		174,290	184,990	*
Joseph A. Ripp	President and Chief Operating Officer	57,125		518,700	575,825	1.3%
Jeffrey J. Bairstow	Executive Vice President and Chief Financial Officer	—		290,300	290,300	*
Christine A. Pellizzari	Senior Vice President, General Counsel and Secretary	5,122		222,053	227,175	*
Carl L. Cohen	President, Marketing Solutions	—		—	—	*
Natasha Giordano	President, Global Business	2,711		193,426	196,137	*
Garry D. Johnson	Senior Vice President and Chief Technology Officer	3,429		210,655	214,084	*
Mario Mauri	President, Europe	—		27,891	27,891	*
Jean-Paul Modde	President, Asia-Pacific	15,036		437,968	453,004	1.0%
Mark Theilken	President, Sales Solutions	4,300		320,200	324,500	*
James Young	Senior Vice President and Chief Human Resources Officer	—		—	—	*
All executive officers and directors as a group		8,760,888		4,979,655	13,740,543	27.7%

*                    Represents less than 1%.

(1)             Numbers are drawn from “beneficial ownership” disclosures within publicly filed Form 4, 13G and 13D filings and include shares subject to stock options exercisable, and restricted stock units that will vest, on or within 60 days of April 5, 2007.

(2)             Pursuant to an amended 13D filed on October 23, 2006 and Form 4 filed on August 16, 2006 by MMI Investments, L.P. (“MMI”), MMI has sole voting power and sole dispositive power with respect to 5,992,312 shares.

(3)             Pursuant to an amended 13G filed January 23, 2007 by Barclays Global Investors, N.A., Barclays Global Fund Advisors, Barclays Global Investors, Ltd. and Barclays Global Investors Japan Trust and Banking Company Limited (collectively, “Barclays”), Barclays has sole voting power with respect to 2,971,018 shares and sole dispositive power with respect to 3,142,122 shares.

(4)             Mr. Bailye has sole voting power and sole dispositive power with respect to 3,665,040 shares and sole voting power and shared dispositive power with respect to 543,405 shares. Mr. Bailye has pledged as security 1,828,040 of his shares.

(5)             Represents shares subject to (i) stock options exercisable and (ii) stock options and restricted stock units that will vest on or within 60 days following March 16, 2007.

(6)             Mr. Kfoury has pledged as security 20,000 of his shares.

(7)             These securities are owned directly by MMI, the general partner of which, MCM Capital Management, LLC (“MCM”), owns, indirectly as such general partner, its proportionate interest of these securities. Mr. Lifflander is a Voting Member and President of MCM. Mr. Lifflander and MCM disclaim beneficial ownership of such shares except to the extent of their respective pecuniary interests therein. The source of funds for the shares purchased by MMI was a combination of MMI’s working capital and margin loans. All of these shares are held in margin accounts maintained at two financial services companies under customary terms and conditions and are pledged to secure outstanding margin loans. Except as expressly acknowledged herein, this disclosure shall not be deemed an admission that any such person or entity is the beneficial owner of, or has any pecuniary interest in, any such securities for any purpose.

(8)             Mr. Margolis holds his shares in a margin account but has no outstanding margin obligations under such account.

Equity Compensation Plan Information

The following table provides equity compensation plan information as of the end of our 2006 fiscal year with respect to compensation plans under which the Company’s equity securities are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(2)	7,388,191	(3)	$14.09	998,294	(4)
Equity compensation plans not approved by security holders(5)	2,206,410	(6)	$13.52	493,920
Total	9,594,601		$13.96	1,492,214

(1)             Excludes restricted stock units.

(2)             Represents the Company’s 1992 Stock Plan, 1997 Employee Stock Purchase Plan and 1997 Stock Incentive Plan.

(3)             Represents 6,862,243 shares subject to outstanding options and 519,998 shares subject to restricted stock units under the 1997 Stock Incentive Plan and 5,950 shares subject to outstanding options under the 1992 Stock Plan.

(4)             Includes 18,292 shares available for purchase under the 1997 Employee Stock Purchase Program.  No shares are available for issuance under the 1992 Stock Plan.

(5)             Represents the New Hire Authorization (“New Hire Plan”).

(6)             Represents 2,039,744 shares subject to outstanding options and 166,666 shares subject to restricted stock units under the New Hire Plan.

Transactions under the New Hire Plan were registered with the Securities and Exchange Commission on Form S-8. In accordance with the requirements of Nasdaq Rule 4350(i), new hires may be granted non-qualified stock options under the new hire authorization. The exercise price for options is the fair market value of the Company’s common stock on the date of the grant. Vesting of options under the New Hire Plan is determined by the Compensation Committee. All options granted prior to 2004, and certain grants in 2004, generally vest twenty-five percent (25%) on the first anniversary of date of grant and the remaining seventy-five percent (75%) become exercisable pro rata over the following three year period, on a monthly basis, commencing on the first anniversary of the date of grant and ending on the fourth anniversary of the date of grant.  Other option grants during 2004 generally vested 100% on December 31, 2004, with the right to sell the underlying shares accruing in either three, or four, equal installments on each of the first three, or four, anniversaries of the date of grant.  Generally option grants during 2005 vested on June 30, 2005 for grants made prior to June 30, 2005 and December 31, 2005 for grants made after June 30, 2005, with the right to sell the underlying shares accruing in either three, or four, equal installments on each of the first three, or four, anniversaries of the date of grant.  All options granted under the New Hire Plan in 2006 and 2007 include a ten-year duration and an exercise price equal to the closing price of Dendrite’s stock on the business day immediately preceding the date of grant, and generally vest as follows: (i) twenty-five percent (25%) of the options shall first become exercisable on the first anniversary of date of grant and (ii) the remaining seventy-five percent (75%) shall become exercisable pro rata over the following three (3) year period, on a monthly basis, commencing on the first anniversary of the date of grant and ending on the fourth anniversary of the date of grant.  The restricted stock units generally vest in three or four equal installments on each of the first three or four anniversaries of the date of grant.  The other terms and conditions of such new hire options are generally the same as for non-qualified stock options granted under the 1997 Stock Incentive Plan. Such grants are not subject to the Employee Retirement Income Security Act of 1974, as amended.

ITEM 13. Certain Relationships and Related Transactions

During 2006, the Company chartered aircraft for Company business use from third party charter companies, including Worldwide Jet Charter.  Worldwide Jet is not affiliated with the Company or any executives of the Company and it charters aircraft on a commercial basis on behalf of numerous individual aircraft owners. In certain instances, the aircraft provided by Worldwide Jet from Kookaburra Air LLC and, for 2006, up to $97,000 was paid by Worldwide Jet to Kookaburra in the form of a credit for such aircraft leased on behalf of the Company.  Kookaburra is an aircraft owner whose owners are Mr. Bailye and his spouse, and Kookaburra actively charters its aircraft. The revenue from aircraft chartered by the Company through Worldwide Jet is not a material portion of Kookaburra’s overall business with Worldwide Jet.

Mr. Bailye is a party to a registration rights agreement with the Company under which he has certain rights with respect to the registration for resale to the public of certain shares of Common Stock owned by him.  The rights under the agreement expired in October 2006.

Board Independence and Composition

The Board has reviewed all relationships between each director and the Company and, based on this review, the Board has affirmatively determined that John A. Fazio, Bernard M. Goldsmith, Edward J. Kfoury, Peter W. Ladell, Clay B. Lifflander, Paul A. Margolis, John H. Martinson, Peter G. Tombros and Patrick J. Zenner are each independent in accordance with all Nasdaq independence standards.  In addition the Board has reviewed all relationships between each director and the Company and, based on this review, the Board has affirmatively determined that each director that is a member of the Compensation, Corporate Governance and Nominating and Audit Committees is independent in accordance with all applicable independence standards.

The Board determines the independence of its members through a broad consideration of all relevant facts and circumstances, including an assessment of the materiality of any relationship between the Company and a director.  In making each of these independence determinations, the Board considered and broadly assessed, from the standpoint of materiality and independence, all of the information provided by each director in response to detailed inquiries concerning his independence and any direct or indirect business, family, employment, transactional or other relationship or affiliation of such director with the Company.   The Board also considered the existing venture capital and private equity investment relationships among Messrs. Goldsmith, Kfoury, Margolis, Martinson and the Company’s CEO.

ITEM 14. Principal Accountant Fees and Services

The fees billed for services rendered for 2006 and 2005 by Deloitte & Touche LLP were as follows:

	2006	2005
Audit Fees (1)	$4,224,791	$2,441,000
Audit-Related Fees (2)	11,622	31,755
Tax Fees	0	0
All Other Fees (3)	347,087	100,000
Total	$4,583,500	$2,572,755

(1)                                 Represents fees for professional services provided by Deloitte & Touche LLP in connection with the integrated audit of our consolidated financial statements, the effectiveness of our internal control over financial reporting, management’s assessment of the Company’s internal control over financial reporting, review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)                                 For 2006 consists of transfer pricing studies in India and Mexico.  For 2005 consists primarily of services related to business acquisitions and registration statements.

(3)                                 Consists of services related to employee benefit plan audits. For 2006 also includes services rendered in connection with an SEC comment letter and a director education program.

The Audit Committee has adopted a formal policy concerning the pre-approval of all services to be provided by the independent registered public accounting firm to the Company. Specific services being provided by the independent registered public accounting firm are regularly reviewed in accordance with the pre-approval policy.  The Audit Committee has delegated pre-approval authority to the Audit Committee Chairman for all services with a budgeted cost of less than $50,000.  The Committee receives periodic updates on services being provided by the independent registered public accounting firm, including services approved by the Audit Committee Chairman, and management may present additional services for approval. All services provided by the independent registered public accounting firm for 2006 were approved in advance by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DENDRITE INTERNATIONAL, INC.
	By:	/s/ JOHN E. BAILYE
Date: April 30, 2007		John E. Bailye
Chairman and Chief Executive Officer

EXHIBIT INDEX

Certifications:
31.1	Certification of John E. Bailye, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Jeffrey J. Bairstow, Executive Vice President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002